Form 10-Q
period 2023-06-30
Golub Capital Private Credit Fund
filed 2023-08-14
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 814-01555

Golub Capital Private Credit Fund
(Exact name of registrant as specified in its charter)

Delaware	92-2030260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 25th Floor
New York, NY 10166
(Address of principal executive offices)

(212) 750-6060
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☑	Non-accelerated filer	☐	Smaller reporting company
☑	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 14, 2023, the Registrant had 26,012,927.600 common shares of beneficial interest, $0.01 par value, outstanding.

Golub Capital Private Credit Fund
Statement of Financial Condition
(In thousands, except share and per share data)

June 30, 2023
(unaudited)
Assets
Cash and cash equivalents	$650,323
Deferred offering costs	3,410
Total Assets	$653,733
Liabilities
Due to affiliate	$3,410
Total Liabilities	3,410
Commitments and Contingencies (Note 6)
Net Assets
Class I common shares, par value $0.01 per share, unlimited shares authorized, 26,012,927.600 shares issued and outstanding as of June 30, 2023	260
Paid in capital in excess of par	650,063
Total Net Assets	650,323
Total Liabilities and Total Net Assets	$653,733
Number of common shares outstanding (Class I)	26,012,927.600
Net asset value per common share (Class I)	$25.00

See Notes to Financial Statements

Golub Capital Private Credit Fund
Statement of Operations (unaudited)
(In thousands)

June 30, 2023
Expenses
Professional fees	$148
Organization expenses	1,109
Total expenses	1,257
Expense support (Note 3)	(1,257)
Net expenses	—
Net increase (decrease) in net assets resulting from operations	$—

See Notes to Financial Statements

Golub Capital Private Credit Fund
Statement of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Total Net Assets
	Shares	Par Amount
Beginning Balance	2,000.000	$—	$50	$50
Issuance of common shares	26,010,927.600	260	650,013	650,273
Total increase for June 30, 2023	26,010,927.600	260	650,013	650,273
Balance at June 30, 2023	26,012,927.600	$260	$650,063	$650,323
See Notes to Financial Statements

Golub Capital Private Credit Fund
Schedule of Investments (unaudited)
June 30, 2023
(In thousands)

	Yield(1)	Amortized Cost	Percentage of Net Assets	Fair Value
Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)	5.0%	$650,323	100.0%	$650,323
Total money market funds		$650,323	100.0%	$650,323

(1) The rate shown is the annualized seven-day yield as of June 30, 2023.
See Notes to Financial Statements.

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital Private Credit Fund (“GCRED” or the “Company”), is a Delaware statutory trust formed on May 13, 2022. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, beginning with its tax year ending September 30, 2023, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle market and upper middle market in the form of one stop and other senior secured loans. The Company may selectively invest in second lien and subordinated loans (including loans that rank senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) of private companies. The Company may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and the Company's portfolio may, but will not necessarily, initially be comprised of a greater percentage of such instruments than it will as the Company's investment program matures, though the exact allocation may vary from time to time depending on market conditions and available investment opportunities. The Company's portfolio may also include equity interests such as preferred equity, debt investments accompanied by equity-related securities (including warrants) and, to a limited extent, common equity investments, which generally would be obtained as part of providing a broader financing solution. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors, LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, which is currently Golub Capital LLC (the “Administrator”).

The Company intends to offer on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “SEC”). The Company has applied for exemptive relief from the SEC that, if granted, will permit the Company to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount (the “Public Offering”). There is no assurance, however, that the relief will be granted.

Beginning in April 2023, the Company commenced a separate private offering of Class F shares (the “Private Offering”) to certain accredited investors (the “Private Offering Investors”). On June 14, 2023, the Company completed the Private Offering and entered into subscription agreements with the Private Offering Investors for total commitments of $650.3 million to purchase the Company’s Class F shares. The offer and sale of these Class F Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder.

On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of the Company’s Class F common shares of beneficial interest at $25.00 per share.

Following the completion of the Private Offering, the Company's Class F Shares were reclassified as Class I Shares (the “Reclassification”). On June 30, 2023, the Company received the Private Offering subscription proceeds and issued 26,010,927.600 shares of the Company’s Class F common shares (reclassified as Class I shares) at a purchase price of $25.00 per share. As of June 30, 2023, the Company had not commenced its investing activities.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)
The accompanying unaudited interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, the financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented.

Use of estimates: The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate any investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.
Income taxes: Beginning with its tax year ending September 30, 2023, the Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. Beginning with its tax year ending September 30, 2023, the Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its shareholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

Deferred offering costs: Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the period ended June 30, 2023, there was no amortization of deferred offering costs as the Company had not commenced its investing activities.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to the Company. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. No base management or incentive fees will be paid to the Investment Adviser until the commencement of investment activities.

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)
Base Management Fee
The management fee will be payable quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases. For purposes of the Investment Advisory Agreement, net assets means the Company’s assets less liabilities determined in accordance with GAAP. For the first calendar quarter in which the Company has operations, net assets will be measured as the beginning total assets less liabilities as of the date on which the Company breaks escrow for the Private Offering.

Incentive Fees

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

(i)     Income based incentive fee (the “Income Incentive Fee”)

The Income Incentive Fee is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter, adjusted for share issuances and repurchases, from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution or shareholder servicing fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company will pay the Investment Adviser an Income Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This is referred to as Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up”; and
•12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)
(ii)     Capital gains based incentive fee (the “Capital Gain Incentive Fee”)

The second component of the incentive fee, the Capital Gain Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gain Incentive Fee.

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. In accordance with GAAP, the Company will accrue, but will not pay a capital gains incentive fee calculated to include the aggregate unrealized capital appreciation on investments in the calculation as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There can be no assurance that any such unrealized capital appreciation will be realized in the future.

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”) and net offering price, preparing reports to shareholders and reports filed with the SEC, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, managing the payment of expenses and the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board of Trustees (“the Board”) will review such expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, to determine that those expenses are reasonable and comparable to administrative services charged to unaffiliated third-party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Each of the Investment Advisory Agreement and the Administration Agreement were approved by the Board, and both became effective on April 28, 2023 and will continue in effect for an initial term of two years. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer will manage relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S shares and Class D shares, respectively. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company will pay the Managing Dealer certain fees for its services as Managing Dealer, which will be borne indirectly by all shareholders of the Company.

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution and servicing plan or the Managing Dealer Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Investment Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Expense Support and Conditional Reimbursement Agreement: The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. The Investment Adviser may elect to pay certain expenses (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any interest or distribution and/or shareholder servicing fees of the Company. Any Expense Support Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Support Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) the Company’s net investment income calculated in accordance with GAAP, (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month.

Expense Support Payments will only be borne by the Company if the Company commences the Public Offering. Refer to “Note 6, Commitments and Contingencies” for additional details. As of June 30, 2023, the Company had not commenced the Public Offering.
As of June 30, 2023, the Investment Adviser made Expense Support Payments totaling $1,257. There were no Reimbursement Payments made to the Investment Adviser as of June 30, 2023.

Other Related Party Transactions: On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of the Company’s Class F common shares at $25.00 per share. Following the completion of the Private Offering and prior to the commencement of the Public Offering, the Company's Class F shares were reclassified as Class I shares.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the period ended June 30, 2023. As of June 30, 2023, $3,410, net of $1,257 of Expense Support Payment offsets, of reimbursable expenses that were paid by the Administrator on behalf of the Company were included in Due to affiliate on the Statement of Financial Condition.

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 4. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:
Level 1:     Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2:     Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.
Level 3:     Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers.

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2023:

As of June 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Money market funds(1)	$650,323	$—	$—	$650,323
Total assets, at fair value:	$650,323	$—	$—	$650,323

(1)Refer to the Schedule of Investments for further details.

Note 5. Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which the Company breaks escrow for the Public Offering, and at the discretion of the Board, the Company intends to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Note 6. Commitments and Contingencies

The Investment Adviser has agreed to advance certain expenses along with any other expenses through the date on which the Company commences the Public Offering in accordance with the Expense Support Agreement. The Company will be obligated to reimburse the Investment Adviser for such advanced expenses upon commencement of the Public Offering. The total Expense Support Payments incurred through June 30, 2023 were $1,257.

Note 7. Net Assets

On June 14, 2023, the Company completed the Private Offering and entered into subscription agreements with the Private Offering Investors for total commitments of $650.3 million to purchase the Company’s Class F common shares. Following the completion of the Private Offering and prior to the commencement of the Public Offering, the Company’s Class F shares were reclassified as Class I shares. On June 30, 2023, the Company received the Private Offering subscription proceeds and issued 26,010,927.600 Class F common shares (reclassified as Class I shares) at a purchase price of $25.00 per share.

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of the Company’s Class F common shares at a purchase price of $25.00 per share.

The Company intends to offer on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to the Public Offering. The Company has applied for exemptive relief from the SEC that, if granted, will permit the Company to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, through the Public Offering with a dollar value up to the maximum offering amount. There is no assurance, however, that the relief will be granted. The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for at least 100 investors in such class and the Company’s Board has authorized the release of the funds in the escrow account. The share classes have different ongoing distribution and/or shareholder servicing fees. The per share purchase price for common shares in the Private Offering was $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the net offering price per share as of the effective date of the monthly share purchase date.

Note 8. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

CLO Vehicle Purchase

On July 1, 2023, the Company entered into a Share Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and among the Company, GCP HS Fund, a Delaware statutory trust, GCP CLO Holdings Sub LP, an exempted limited partnership registered in the Cayman Islands (each, a “Seller” and, collectively, “Sellers”), and the Investment Adviser. Pursuant to the Purchase and Sale Agreement, the Company acquired all of the assets and liabilities (the “Seed Assets”) of GCP SG Warehouse 2022-1 (the “CLO Vehicle”) through the purchase from the Sellers of 100% of the beneficial interests in, and 100% of the subordinated notes issued by the CLO Vehicle, for an

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)
estimated aggregate purchase price of $442 million (the “Estimated Purchase Price”), which was adjusted following the Board’s approval of the final net asset value (the “Final NAV”) of the CLO Vehicle (such adjusted amount, the “Purchase Price”) on July 31, 2023. The Company paid 90% of the Estimated Purchase Price in cash on July 3, 2023 and the remaining amount of the Purchase Price with an unsecured promissory note, the amount due under which was paid by the Company in cash on July 31, 2023.

The Seed Assets consist of loans to 80 borrowers, cash and other assets. The Sellers are private funds advised by an affiliate of the Investment Adviser and whose general partners are controlled by the Investment Adviser or its affiliates. Certain related persons of the Investment Adviser have indirect customary interests in the Sellers through general partner and/or similar interests. The acquisition of the CLO Vehicle was funded with cash on hand, which primarily consists of proceeds from the Private Offering.

CLO Vehicle Collateral Management Agreement

On July 1, 2023, the CLO Vehicle entered into an Amended and Restated Collateral Management Agreement (the “Collateral Management Agreement”) by and among the CLO Vehicle, as borrower, and the Investment Adviser, as collateral manager (in such capacity, the “Collateral Manager”).

Pursuant to the Collateral Management Agreement, the Collateral Manager has agreed to assume and perform certain duties with respect to the purchase and management of the assets securing the CLO Vehicle Credit Facility (as defined below). The Collateral Manager will receive customary collateral management fees in connection with its services. The CLO Vehicle will reimburse the expenses incurred by the Collateral Manager in connection with its performance of its obligations under the Collateral Management Agreement. The total fees paid to the Investment Adviser for rendering collateral management services, which will be less than the management fee payable under the Investment Advisory Agreement between the Company and the Investment Adviser, will be offset against such management fee.

Credit Facilities

On July 1, 2023, the CLO Vehicle amended its credit facility (the “CLO Vehicle Credit Facility”) and entered into an Amended and Restated Credit Agreement by and among the CLO Vehicle, as borrower, Société Générale, as administrative agent, the lenders and the subordinated noteholders party thereto, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. Total lender commitments under the CLO Vehicle Credit Facility are $500 million, with an “accordion” feature that allows the CLO Vehicle to increase total commitments under the facility to $1 billion. The stated maturity of the CLO Vehicle Credit Facility is June 7, 2030. Loans in US dollars will accrue at term SOFR, loans in Canadian dollars will accrue at the CDOR rate and loans in Euros will accrue at EURIBOR, in each case, plus (i) during the period ending March 8, 2024, 2.75% per annum, (ii) from March 8, 2024 until the end of the reinvestment period, 2.85% per annum and (iii) after the reinvestment period, (x) if the rating effective date has occurred, 3.00% per annum and (y) if the rating effective date has not occurred, 3.50% per annum. The CLO Vehicle Credit Facility includes usual and customary covenants, representations and warranties and events of default for credit facilities of this type.

On July 3, 2023, the Company entered into an unsecured revolving loan credit facility with the Investment Adviser (the “Adviser Revolver”), with a maximum credit limit of $50 million and a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate.

Golub Capital Private Credit Fund
Notes to Financial Statements (unaudited)
(In thousands, except shares and per share data)
Dividend Declarations

On July 31, 2023 and August 3, 2023, the Board declared distributions to Class I shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Amount Per Share
July 31, 2023	July 31, 2023	August 29, 2023	$0.21
August 3, 2023	August 31, 2023	September 29, 2023	$0.21
August 3, 2023	September 30, 2023	October 30, 2023	$0.21
August 3, 2023	October 31, 2023	November 29, 2023	$0.21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our interim and unaudited financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In this report, “we,” “us,” “our” and “GCRED” refer to Golub Capital Private Credit Fund.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects, including our ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;
•the dependence of our future success on the general economy and its effect on the industries in which we intend to invest;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•general economic and political trends and other external factors, including the COVID-19 pandemic;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
•elevating levels of inflation, and its impact on us, and on the industries in which we intend to invest;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•general price and volume fluctuations in the stock markets;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our our prospectus, as filed with the Securities and Exchange Commission, or the SEC, on July 10, 2023.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in March 2022 as a Delaware statutory trust. As of June 30, 2023, the Company had not commenced its investing activities.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation may vary from time to time depending on market conditions and available investment opportunities. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of April 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities will be managed by GC Advisors and supervised by our board of trustees of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we will be provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
We seek to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) directly or indirectly in private credit investments (loans, bonds and other credit and related instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. We expect to make investments that typically will have position sizes under 1% of our portfolio, on average. We expect to selectively invest more than 1% of capital in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which may result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization.

We intend to invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments will have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.
Revenues: We plan to generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, will typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we will receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our investments may provide for deferred interest payments or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans as fee income.

We will recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We will record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Statement of Operations.

Expenses: Our primary operating expenses will include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We will bear all other out-of-pocket costs and expenses of our operations and transactions including:
•organizational expenses;
•calculating our NAV and net offering price (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, any studies commissioned by GC Advisors and travel and lodging expenses;
•interest payable on debt, if any, incurred by us to finance its investments and expenses related to unsuccessful portfolio acquisition efforts;
•offerings of our common shares and other securities, including underwriting compensation to the Managing Dealer (as defined in Note 3 of our financial statements) in connection with services it provides pursuant to the Managing Dealer Agreement (as defined in Note 3 of our financial statements);
•investment advisory fees, including management fees and incentive fees;
•administration fees and expenses payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;

•fees payable to transaction/brokerage platforms;
•subscription processing fees and expenses;
•reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices;
•fees incurred by us for transfer agent, dividend agent and custodial fees and expenses;
•fees and expenses payable under any managing dealer and selected dealer agreements, if any;
•all costs of registration and listing of our securities on any securities exchange, if applicable;
•U.S. federal and state registration and franchise fees;
•U.S. federal, state and local taxes;
•independent trustees’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC, state securities regulators or other regulators;
•costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•costs associated with individual or group shareholders;
•costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
•our allocable portion of any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by GC Advisors or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors;
•proxy voting expenses; and
•all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with GC Advisors, LLC (the “Investment Adviser”). For additional information, see “Item 1. Financial Statements — Notes to Financial Statements —Note 3. Agreements and Related Party Transactions”.

Recent Developments

See “Item 1. Financial Statement—Notes to Financial Statement—Note 8. Subsequent Events” for a summary of recent developments.

Results of Operations

As of June 30, 2023, we had not commenced investing activities.

Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of offerings of our common shares, (ii) cash flows from our operations, (iii) any financing arrangements we have entered into or may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Investment Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

Pursuant to the Expense Support Agreement, the Investment Adviser has agreed to bear all of our organization and offering expenses along with any other expenses through the date on which we break escrow and commence the Public Offering (as defined in Note 1 of our Financial Statements). We will be obligated to reimburse the Investment Adviser for such advanced expenses upon commencement of the Public Offering.

On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of our Class F common shares of beneficial interest at $25.00 per share.

On June 14, 2023, we completed the Private Offering (as defined in Note 1 of our Financial Statements) and entered into subscription agreements with the Private Offering Investors (as defined in Note 1 of our Financial Statements) for total commitments of $650.3 million to purchase our Class F shares. On June 30, 2023, we received the Private Offering subscription proceeds and issued 26,010,927.600 Class F common shares at $25.00 per share. Following the completion of the Private Offering and prior to the commencement of the Public Offering, our Class F shares were reclassified as Class I shares.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. David Golub, our chief executive officer, is a manager of GC Advisors and owns an indirect pecuniary interest in GC Advisors.
•Golub Capital LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We entered into a Expense Support Agreement (as defined in Note 3 of our Financial Statements) with the Investment Adviser, pursuant to which the Investment Adviser may elect to pay certain expenses on our behalf, provided that no portion of the payment will be used to pay any interest or any of our distribution and/or shareholder servicing fees.
•On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of our Class F common shares of beneficial interest at $25.00 per share.
•On July 3, 2023, we entered into an unsecured revolving credit facility with the Investment Adviser as the lender, pursuant to which the Investment Adviser has provided us with a $50 million unsecured, revolving line of credit for borrowings on a short-term basis to fulfill our working capital needs.

•On July 1, 2023, we entered into the Share Purchase and Sale Agreement, with GCP HS Fund, GCP CLO Holdings Sub LP, and the Investment Adviser, in which we acquired all of the assets and liabilities (“Seed Assets”) of GCP SG Warehouse 2022-1 (the “CLO Vehicle”) through the purchase of 100% of the beneficial interests in, and 100% of the subordinated notes issued by the CLO Vehicle. The Seed Assets consisted of loans to 80 borrowers, cash and other assets.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub
Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital BDC 4, Inc., or GBDC 4, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLC, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLC, GDLCU, GBDC 4 and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Delaware law.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates.

Income taxes: We intend to elect to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our shareholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our shareholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification may result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We will be subject to financial market risks, including changes in interest rates. Many of the loans we intend to make will have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of June 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors LLC and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our and their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors LLC and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed and under the heading “Risk Factors” in our prospectus, as filed with the SEC on July 10, 2023, as amended on August 4, 2023 and as may be amended and supplemented further from time to time.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of our Class F common shares of beneficial interest at $25.00 per share.

On June 14, 2023, we completed the Private Offering and entered into subscription agreements with the Private Offering Investors for total commitments of $650.3 million to purchase our Class F shares. On June 30, 2023, we received the Private Offering subscription proceeds and issued 26,010,927.600 shares of our Class F common shares at $25.00 per share. Following the completion of the Private Offering and prior to the commencement of the Public offering, our Class F shares were reclassified as Class I shares.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal period ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Purchase and Sale Agreement, dated as of July 1, 2023, by and among Golub Capital Private Credit Fund, GCP HS Fund, GCP CLO Holdings Sub LP and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.2	Syndicated Corporate Revolving Credit Facility, dated as of June 8, 2023, by and among GCP SG Warehouse 2022-1, as borrower, the Lenders party thereto from time to time, the Subordinated Noteholders party thereto from time to time, Société Générale, as administrative agent, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.3	Amended and Restated Credit Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, Société Générale, as administrative agent, the Lenders and the Subordinated Noteholders party thereto from time to time, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.4	Amended and Restated Collateral Management Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.5	Revolving Loan Agreement, dated as of July 3, 2023, by and among Golub Capital Private Credit Fund, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: August 14, 2023	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)