Form 10-K
period 2023-09-30
Golub Capital Private Credit Fund
filed 2023-11-22
CIK 1930087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
_____________________________________________________________________________________________
Commission file number: 814-01555
Golub Capital Private Credit Fund
(Exact Name of Registrant as Specified in its Charter)

Delaware	92-2030260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Park Avenue, 25th Floor, New York, NY	10166
(Address of Principal Executive Offices)	(Zip Code)
(212) 750-6060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Chicago

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of September 30, 2023, there was no established public market for the Registrant's common shares.
The number of shares of the Registrant's common shares, $0.01 par value, outstanding as of November 22, 2023 is 26,292,010.889.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2023.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•“we,” “us,” “our”, “Company” and “GCRED” refer to Golub Capital Private Credit Fund, a Delaware statutory trust, and its consolidated subsidiaries;

•“GCRED Holdings” refers to GCRED Holdings LLC, a Delaware LLC, our direct subsidiary;

•“2023 CLO Depositor” refers to Golub Capital Private Credit Fund CLO Depositor statutory trust, a Delaware statutory trust, our direct subsidiary;

•“2023 Issuer” refers to Golub Capital Private Credit Fund CLO, a Delaware statutory trust, our indirect subsidiary formerly GCP SG Warehouse 2022-1, a Delaware statutory trust (the "CLO Vehicle");

•“GC Advisors” refers to GC Advisors LLC, our investment adviser

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator

•“Adviser Revolver” refers to the line of credit with GC Advisors and which allowed for borrowing up to $50.0 million as of September 30, 2023;

•“2023 Debt Securitization” refers to the $693.6 million term debt securitization that we completed on September 21, 2023, in which the 2023 Issuer issued an aggregate of $434.0 million of notes, or the “2023 Notes,” including $395.5 million of Class A-1 Senior Secured Floating Rate Notes, which bear interest at the three-month Secured Overnight Financing Rate or “SOFR” plus 2.40% and $38.5 million of Class A-2 Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 2.30%, the Class A-2 Notes, together with the Class A-1 Notes are referred to as the “Secured 2023 Notes”, and approximately $259.6 million of Subordinated 2023 Notes, which do not bear interest;

•“CLO Vehicle Credit Facility” refers to the amended and restated credit agreement by and among the CLO Vehicle, as borrower, Société Générale, as administrative agent, the lenders and the subordinated noteholders party thereto, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian that was terminated on September 21, 2023. Prior to its termination, the CLO Vehicle Credit Facility had a maturity date of June 7, 2030. The applicable base rate for borrowings under the CLO Vehicle Credit Facility was term SOFR for borrowings in U.S. dollars, the Canadian Dollar Offered Rate or “CDOR” for borrowings in Canadian dollars and the Euro Interbank Offered Rate or “EURIBOR” for borrowings in Euros. The applicable margin on borrowings under the CLO Vehicle Credit Facility through the September 21, 2023 termination date was 2.75% per annum;

•“SMBC Credit Facility” refers to the senior secured revolving credit facility that the Company, as borrower, entered into on September 6, 2023 by and among Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto, that as of September 30, 2023, allowed for borrowing up to $490.0 million. Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 2.00% or 2.125%, subject to compliance with a borrowing base test. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars, (ii) the Sterling Overnight Index Average or “SONIA” with respect to any advances denominated in U.K. pound sterling, (iii) EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies;

•“Share Purchase and Sale Agreement” refers to the agreement entered by and among the Company, GCP HS Fund, a Delaware statutory trust, GCP CLO Holdings Sub LP, an exempted limited partnership registered in the Cayman Islands (each, a “Seller” and, collectively, “Sellers”), and GC Advisors. Pursuant to the Share Purchase and Sale Agreement, the Company acquired all of the assets and liabilities of the CLO Vehicle through the purchase from the Sellers of 100% of the beneficial interests in, and 100% of the subordinated notes issued by the CLO Vehicle.

•“Investment Advisory Agreement” refers to the advisory agreement by and between us and GC Advisors, dated as of April 28, 2023, as amended and restated on November 17, 2023; and

•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business
GENERAL

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year ended September 30, 2023. We were formed on May 13, 2022 as a Delaware statutory trust and commenced investing activities on July 1, 2023. We make investments and generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle market and upper middle-market in the form of one stop and other senior secured loans. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation may vary from time to time depending on market conditions and available investment opportunities. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies that had over $60.0 billion of capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We intend to primarily invest in U.S. middle market and upper middle market companies and, to the extent we invest in foreign companies, we intend to do so in accordance with the limits of the 1940 Act applicable to business development companies and only in jurisdictions with established legal frameworks and a history of respecting creditors rights as well as investment grade sovereign credit ratings, which generally includes countries that are members of the Organisation for Economics Co-operation and Development such as the United Kingdom, countries that are members of the European Union, as well as Canada, Australia and Japan, among others. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds affiliated with Golub Capital. From time to time, we may co-invest with other funds affiliated with Golub Capital.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment.

We intend to finance our investments with borrowed money. The amount of leverage that we employ will depend on GC Advisors’ and our board of trustees’ assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 1.0x to 1.5x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions. We could issue senior debt securities to banks, insurance companies and other lenders, and/or issue unsecured debt or notes through one or more wholly-owned collateralized loan obligations, or CLOs. Under the terms of our Declaration of Trust, the board of trustees may authorize us to issue preferred shares in one or more classes or series without shareholder approval, to the extent permitted by the 1940 Act.

In addition, investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold.

We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. There can be no assurance any hedging strategy we employ will be successful.

Information Available

Our address is 200 Park Avenue, 25th Floor, New York, NY 10166. Our phone number is (212) 750-6060, and our internet address is www.gcredbdc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.
The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.
Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative incentive fee cap and the income and capital gains incentive fee payable by us to GC Advisors. The base management fee paid to GC Advisors is calculated based on the value of our net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. Our board of trustees is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent trustees periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent trustees consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and pursuant to a staffing agreement, or the Staffing Agreement, Golub Capital LLC makes experienced investment professionals available to GC Advisors and provides access to the senior investment personnel of Golub Capital LLC and its affiliates. The Staffing Agreement provides GC Advisors with access to deal flow generated by Golub Capital LLC and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital LLC’s investment professionals.

Our Administrator

Golub Capital LLC, our Administrator and an affiliate of GC Advisors, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses (subject to the review and approval of our independent trustees) we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2023, Golub Capital had over $60.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2023, Golub Capital had more than 170 investment professionals supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We pursue an investment strategy focused on investing primarily in newly originated first lien, senior secured, floating rate loans in U.S. middle-market companies in industries that we believe are resistant to recession. We find the middle market attractive for the following reasons:

Target Market. We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We intend to focus our portfolio on borrowers in what we believe are recession resistant industries and/or believed to be insulated from COVID-19.

Specialized Lending Requirements.  We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle market companies. For example, based on the experience of our management team, lending to U.S. middle market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle market and (3) also requires more extensive ongoing monitoring by the lender.

Demand for Debt Capital.  We believe there is a large pool of committed but uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

Competition from Bank Lenders.  We believe that many traditional bank lenders to middle market businesses have either exited or de-emphasized their service and product offerings in the middle market. These traditional lenders have instead focused on lending and providing other services to large corporate clients. We believe this has resulted in fewer key players and the reduced availability of debt capital to the companies we target.

Market Environment: We believe middle market investments are likely to excel in uncertain market environments, such as the current market environment following the COVID-19 outbreak that began in December 2019, and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which as of September 30, 2023, has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 850 employees, led by Lawrence E. Golub and our president and chief executive officer, David B. Golub. As of September 30, 2023, Golub Capital’s more than 170 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3; (iii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iv) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (v) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q1 2023 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed, according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

Disciplined Investment and Underwriting Process. GC Advisors utilizes the established investment process of Golub Capital for reviewing lending opportunities, structuring transactions and monitoring investments. Using its disciplined approach to lending, GC Advisors seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and the implementation of restrictive debt covenants. We expect that GC Advisors will continue to select borrowers whose businesses will retain significant value, even in a depressed market or a distressed sale. GC Advisors intends to reduce risk further by focusing on repeat transactions with proven, successful sponsors. While emphasizing thorough credit analysis, GC Advisors intends to maintain strong relationships with sponsors by offering rapid initial feedback from senior investment professionals on each investment opportunity.

Regimented Credit Monitoring. Following each investment, GC Advisors implements a regimented credit monitoring system. This careful approach, which involves ongoing review and analysis by teams of professionals, has enabled GC Advisors to identify problems early and to assist borrowers before they face difficult liquidity constraints. If necessary, GC Advisors can assume the role of deal sponsor in a work-out situation and has extensive restructuring experience, both in and out of bankruptcy. GC Advisors believes in the need to prepare for possible negative contingencies in order to address them promptly should they arise.

Concentrated Middle-Market Focus. Because of our focus on the middle-market, we understand the following general characteristics of middle-market lending:

•middle-market companies are generally less leveraged than large companies and, we believe, offer more attractive investment returns in the form of upfront fees, prepayment penalties and higher interest rates;
•middle-market issuers are more likely to have simple capital structures;
•carefully structured covenant packages enable middle-market lenders to take early action to remediate poor financial performance; and
•middle-market lenders can undertake thorough due diligence investigations prior to investment.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans to U.S. middle-market companies in industries we believe are resistant to recessions. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity sponsors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers believed to be insulated from the effects of the novel coronavirus, or COVID-19, pandemic and/or in what we believe are recession resistant industries. We also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $150.0 million;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effects of the COVID-19 pandemic;
•stable, predictable cash flows with low technology and market risks;
•a substantial equity cushion in the form of capital ranking junior to our investment provided by a middle market private equity sponsor;

•low capital expenditures requirements;
•a North American base of operations;
•strong customer relationships;
•products, services or distribution channels having distinctive competitive advantages;
•defensible niche strategy or other barriers to entry; and
•demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed over 2,300 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in Chicago, New York, London and San Francisco. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance (ESG) considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. ESG related risks can include, among others, issues related to environmental impact and climate change, anti-discrimination and anti-harassment, data privacy and security, social and labor conditions and ethics and compliance. Although GC Advisors typically avoids investing in portfolio companies in industries that tend to raise ESG related risks, GC Advisors would not necessarily pass on such investment opportunities solely for ESG reasons. Golub Capital’s due diligence process for middle-market credits will typically entail:

•a thorough review of historical and pro forma financial information;
•on-site visits;
•interviews with management and employees;
•a review of loan documents and material contracts;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and
•the commission of third-party market studies when appropriate.

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

Execution. In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to underwriting and careful attention to the details of execution, Golub Capital seeks to maintain discipline with respect to credit, pricing, and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a final memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee, it moves through a series of steps generally, including initial documentation using standard document templates, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

Monitoring. We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our plan. In addition, our portfolio companies often rely on GC Advisors to provide them with financial and capital markets expertise.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower could be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

For any investment rated 1, 2 or 3, GC Advisors increases its monitoring intensity and prepares regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of trustees review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023:

	As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$3,427	0.3%
4	1,152,235	97.8
3	22,971	1.9
2	—	—
1	—	—
Total	$1,178,633	100.0%

Investment Committee

GC Advisors’ investment committee, which is comprised of officers of GC Advisors, evaluates and approves all of our investments, subject to the oversight of our board of trustees. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements. Investment teams and investment committees responsible for an area of investment may include investment professionals and senior management from among one or more of GC Advisors and its affiliates.

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and credit views with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. Each investment opportunity generally receives the unanimous approval of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.

Broadly Syndicated Loans Investment Team

GC Advisors’ broadly syndicated loans investment team (“BSL Team”) is generally responsible for managing our broadly syndicated loans where Golub Capital does not act as lead arranger, joint lead arranger or co-manager (“BSLs”). Our BSL investments may be comprised of debt obligations with various public credit ratings, although we expect such investments primarily to be comprised of obligations below investment grade quality.

Investment Structure

Once GC Advisors determines that a prospective portfolio company is suitable for investment, GC Advisors typically works with the private equity sponsor, if applicable, the management of that company and its other capital providers to structure our investment. GC Advisors negotiates with these parties to agree on how our investment should be structured relative to other capital in the portfolio company’s capital structure.

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures these investments as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of our senior secured loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans may include a payment in kind, or PIK, feature.

One Stop Loans. GC Advisors structures our one stop loans as senior secured loans. A one stop loan is a single loan that blends the characteristics of traditional first lien senior secured debt and traditional junior debt. The structure generally combines the stronger lender protections associated with senior debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans may include a PIK feature. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate.

Second Lien Loans. GC Advisors structures these investments as subordinated, secured loans for which our claims on the related collateral are subordinated. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral typically takes the form of second priority liens on the assets of a portfolio company. Second lien loans typically provide for minimal loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Subordinated Loans. GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically require interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest) in the early years, with all or the majority of amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second lien loans and subordinated loans are generally more volatile than first lien, senior secured loans and involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan. Subordinated loans are more likely to include a PIK feature.

Equity Investments. GC Advisors structures these investments as direct or indirect minority equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor and in connection with our loan to such portfolio company. As a result, if a portfolio company appreciates in value, we can achieve additional investment return from these equity co-investments. GC Advisors can structure these equity co-investments to include provisions protecting our rights as a minority-interest holder, which could include a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events or demand and “piggyback” registration rights. However, because these equity co-investments will typically be in private companies, there is no guarantee that we, as a minority-interest holder, will control the timing or value of our realization of any gains on such investments. Our equity co-investments will typically include customary “tag-along” and/or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not GC Advisors, determine.

GC Advisors tailors the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. GC Advisors seeks to limit the downside potential of our investments by:

•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and

•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions could include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We invest primarily in first lien, senior secured loans in middle-market companies in industries that we believe are recession resistant. In addition, we seek to have a portfolio of first-lien, senior secured loans to borrowers believed to be insulated from the effects of the COVID-19 pandemic. Under normal conditions and once we have invested a substantial amount of proceeds from the offerings, we expect to make investments that typically will have position sizes under 1% of our portfolio, on average. We expect to selectively invest more than 1% of capital in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which may result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2023, as well as the top ten industries in which we were invested as of September 30, 2023, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Hyland Software, Inc.	$28,256	2.4%
VSG Acquisition Corp. and Sherrill, Inc.	23,638	2.0
COP CollisionRight Holdings, Inc.	23,191	2.0
SSRG Holdings, LLC	23,099	2.0
TWAS Holdings, LLC	22,951	1.9
Majesco	21,477	1.8
Finastra USA, Inc.	20,415	1.7
Envernus, Inc.	20,408	1.7
Qgenda Intermediate Holdings, LLC	20,067	1.7
IG Investments Holdings, LLC	20,007	1.7
	$223,509	18.9%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Software	$238,548	20.3%
Insurance	90,944	7.7
Automobiles	70,998	6.0
Hotels, Restaurants and Leisure	69,989	6.0
Healthcare Providers and Services	69,045	5.9
Diversified Consumer Services	59,230	5.0
Health Care Technology	53,800	4.6
Professional Services	52,912	4.5
Specialty Retail	50,877	4.3
IT Services	50,300	4.3
	$806,643	68.6%

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We could receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of trustees, including our independent trustees.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that could be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the Diversification Tests, described in Section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to elect and maintain our qualification as a RIC.

We use the expertise of the investment professionals of Golub Capital and its affiliates to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the senior members of Golub Capital and its affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. See "Risk Factors - Risks Relating to our Business and Structure - We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses."

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. Our business and affairs are managed under the direction of our board of trustees. We have a chief executive officer, chief financial officer, chief operating officer, chief compliance officer, managing directors and an associate director, and to the extent necessary, our board of trustees can elect to appoint additional officers going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Management Agreements — Administration Agreement.”

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

We are subject to risks relating to our business and structure

•We are a relatively new company with a limited operating history.
•We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•Rising interest rates could affect the value of our investments and could make it more difficult for portfolio companies to make periodic payments on their loans.
•We are subject to risks associated with the transition away from LIBOR.
•We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
•GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
•Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
•GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for our investments.
•GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
•Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
•We and GC Advisors could be the target of litigation or regulatory investigations.
•We are subject to certain risks related to our ability to qualify as a RIC and to related regulations governing our operation as a business development company.
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We may default under our credit facilities.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of trustees and, as a result, there could be uncertainty as to the value of our portfolio investments.
•Our board of trustees could change our investment objective, operating policies and strategies without prior notice or shareholder approval.
•GC Advisors can resign on 120 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•The Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

We are subject to risks relating to our investments

•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.

•Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
•Our investments in debt, leveraged portfolio companies, and private and middle-market portfolio companies are risky and we could lose all or part of our investment.
•The lack of liquidity in our investments could adversely affect our business.
•Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value, or NAV through increased net unrealized depreciation.
•Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
•Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.
•The disposition of our investments could result in contingent liabilities.
•GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
•We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.
•We could suffer losses from our equity investments.
•We could be subject to lender liability claims with respect to our portfolio company investments.

Investors are subject to risks relating to an investment in our securities

•Investing in our securities could involve an above average degree of risk.
•There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
•We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from private placements of our common shares, to fund distributions.

MANAGEMENT AGREEMENTS
GC Advisors is located at 200 Park Avenue, 25th Floor, New York, NY 10166. GC Advisors is registered as an investment adviser under the Advisers Act. GC Advisors is controlled by Lawrence E. Golub and David B. Golub and the beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts for the benefit of Lawrence E. Golub and David B. Golub and their respective families. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of trustees and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on prospective portfolio companies);
•executes, closes, services and monitors the investments we make;
•determines the securities and other assets that we purchase, retain or sell; and
•provides us with such other investment advisory, research and related services as we, from time to time, reasonably require for the investment of our funds.
GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Subject to the requirements of the 1940 Act, GC Advisors can enter into one or more sub-advisory agreements under which GC Advisors would obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components — a base management fee, or the Base Management Fee, and an incentive fee, or the Incentive Fee. The cost of both the Base Management Fee and the Incentive Fee is ultimately borne by our shareholders.

Management Fee

The Base Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar quarter in which we have operations, net assets will be measured as the beginning total assets less liabilities as of the date on which we break escrow.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income (the “Income Incentive Fee”) and a portion is based on a percentage of our capital gains (the “Capital Gain Incentive Fee”).

Income Incentive Fee

The Income Incentive Fee is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter, as adjusted for share issuances and repurchases, from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

We calculate the Income Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate;
•100% of that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up”. The “catch-up” is meant to provide GC Advisors with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
• 12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to GC Advisors.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

Capital Gain Incentive Fee

The Capital Gain Incentive Fee component is payable at the end of each calendar year in arrears. The amount payable equals:

•12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to GC Advisors if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial term of two years and then from year to year thereafter if approved annually by our board of trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our trustees who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and can be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates. .”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GC Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GC Advisors’ services under the Investment Advisory Agreement or otherwise as our investment adviser.

Approval of the Investment Advisory Agreement

At a meeting of our board of trustees held on April 4, 2023, our board of trustees voted unanimously to approve the Investment Advisory Agreement for an initial term of two years from its effective date. In reaching a decision to approve the Investment Advisory Agreement, our board of trustees reviewed a significant amount of information and considered, among other things:

•the nature, quality and extent of the advisory and other services to be provided to us by GC Advisors;
•the investment advisory fee rates to be paid by us to GC Advisors;
•the fee structures of comparable externally managed business development companies that engage in similar investing activities;
• our projected operating expenses and expense ratio comparisons of business development companies with similar investment objectives;
• information about the services performed and the personnel performing such services under the Investment Advisory Agreement; and
•the organizational capability and financial condition of GC Advisors and its affiliates.

Based on the information reviewed and the considerations detailed above, our board of trustees, including all of the trustees who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees or arranges for the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our shareholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, or NAV, and net offering price, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of trustees) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of trustees reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as our administrator.

Managing Dealer Agreement

We have entered into a managing dealer agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of our Class I Shares, Class D Shares and Class S shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S shares and Class D shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, we pay the Managing Dealer certain fees for its services as Managing Dealer, which are borne indirectly by our shareholders.

The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of our trustees who are not “interested persons”, as defined in the 1940 Act, and who have no direct or indirect financial interest in the operation of our distribution and servicing plan or the Managing Dealer Agreement or by vote a majority of our outstanding voting securities, on not more than 60 days’ written notice to the Managing

Dealer or GC Advisors. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan

On April 4, 2023, our board of trustees approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S, Class D and Class I on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	N/A

The shareholder servicing and/or distribution fees paid under the Distribution and Servicing Plan are used primarily to compensate the Managing Dealer for such services provided in connection with the offering and sale of our shares, and/or to reimburse the Managing Dealer for related expenses incurred, including payments by the Managing Dealer to compensate or reimburse brokers, other financial institutions or other industry professionals, for distribution services and sales support services provided and related expenses. Payments of the shareholder servicing and/or distribution fee are also used to compensate the Managing Dealer for personal services and/or the maintenance of shareholder accounts services provided to shareholders in the related share class and may be made without regard to expenses actually incurred.

Payments of the shareholder servicing and/or distribution fees on behalf of a particular share class must be in consideration of services rendered for or on behalf of such class. In addition to the shareholder servicing and/or distribution fees, we also pay the Managing Dealer certain additional fees for its services under the Distribution and Servicing Plan, which are borne indirectly by our shareholders. Any fees paid pursuant to the Distribution and Servicing Plan may not exceed the maximum amounts, if any, as may from time to time be permitted by FINRA rules.

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement with GC Advisors. Pursuant to the agreement, GC Advisors may elect to pay certain expenses on the our behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Any Expense Support Payment that GC Advisors has committed to pay must be paid to us by GC Advisors in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to GC Advisors or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to GC Advisors until such time as all Expense Support Payments made by GC Advisors to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) our net investment income calculated in accordance with GAAP, (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

Our obligation to make a Reimbursement Payment shall automatically become our liability on the last business day of the applicable calendar month, except to the extent GC Advisors has waived its right to receive such payment for the applicable month.

Public Offering Escrow Agreement

We entered into an escrow agreement (the “Public Offering Escrow Agreement”) with UMB Bank, N.A.. We will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least 100 investors in such class (the “Minimum Shareholder Amount”) and our board of trustees has authorized the release of the funds in the escrow account. If, as of the close of business on the one year anniversary of the commencement of the its offering, we have not satisfied the Minimum Shareholder Amount, the escrow agent will promptly send investors a full refund of their investment with interest and without deduction for escrow expenses. If we break escrow for its offering, interest earned on funds in escrow will be released to our account and constitute part of our net assets.

License Agreement

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name. This license agreement will remain in effect so long as the Investment Advisory Agreement with GC Advisors is in effect. The license agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital LLC and depends upon access to the investment professionals and other resources of Golub Capital LLC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital LLC to obtain access to deal flow generated by the professionals of Golub Capital LLC and its affiliates. Under the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and could be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION

General

We are a business development company under the 1940 Act and intend to elect to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the trustees of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments.

Similarly, in connection with an acquisition, we could acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments could subject our shareholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each could be changed without shareholder approval. To the extent we adopt any fundamental policies, no person from whom we borrow will have, in such person’s capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

Qualifying Assets

Under the 1940 Act, a business development company is restricted from acquiring any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as could be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company, or SBIC, wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies either of the following:
i.does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or
ii.is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)Securities of any eligible portfolio company that we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
The regulations defining and interpreting qualifying assets can change over time. We could adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

We look through our consolidated subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our consolidated subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. At least 70% of our assets will be eligible assets.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group could make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator, or an affiliate of the Administrator, provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common shares if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our shareholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to business development companies was 200%. The SBCAA permits a business development company to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. In other words, under the 1940 Act, we are able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. On May 17, 2023, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As of September 30, 2023, our asset coverage for borrowed amounts was 213.9%.

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We consolidate our financial results with all of our wholly-owned subsidiaries, including GCRED Holdings, the 2023 Issuer, formerly the CLO Vehicle, and the 2023 CLO Depositor for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that could be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can read and copy the code of ethics from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GC Advisors. The proxy voting policies and procedures of GC Advisors are set out below. The guidelines are reviewed periodically by GC Advisors and our trustees who are not “interested persons” and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, GC Advisors has a fiduciary duty to act solely in our best interests. As part of this duty, GC Advisors recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

GC Advisors’ policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

GC Advisors votes proxies relating to our portfolio securities in what it perceives to be the best interest of our shareholders. GC Advisors reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its effect on the portfolio securities we hold. In most cases GC Advisors will vote in favor of proposals that GC Advisors believes are likely to increase the value of the portfolio securities we hold. Although GC Advisors will generally vote against proposals that could have a negative effect on our portfolio securities, GC Advisors could vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent trustees, and could request guidance from us on how to vote such proxies.

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies by making a written request for proxy voting information to: Golub Capital Private Credit Fund, Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling us to collect at (212) 750-6060.

Privacy Principles

We are committed to maintaining the privacy of our shareholders and to safeguarding their nonpublic personal information.

We restrict access to nonpublic personal information about our shareholders to employees of GC Advisors and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our shareholders.

Other

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and GC Advisors are required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of trustees who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of trustees determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment strategies and policies. On January 13, 2023, the SEC issued an order amending the existing co-investment exemptive relief order to incorporate the terms of the temporary, conditional exemptive relief announced by the SEC on April 8, 2020 in order to permit those entities permitted to rely on the order to participate in certain follow-on co-investment transactions.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, beginning with our fiscal year ended September 30, 2023, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

JOBS Act

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act, or the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, which may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected;
•submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank; or
•disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation, to the extent applicable.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues first exceed $1.235 billion; (2) the last day of the fiscal year ending after the fifth anniversary of any initial public offering of our common shares; (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act
(however, we are not likely to lose our status as an emerging growth company as a result of being deemed a “large accelerated filer” because there is not, and there is not expected to be, a public trading market for our common shares).

We do not believe that being an emerging growth company will have a significant impact on our business or our public or private offering of shares. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section12b2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section404(b)of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by GC Advisors and we do not directly compensate our executive officers, or reimburse GC Advisors or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of GC Advisors, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section14A(a)and (b)of the Exchange Act.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our common shares as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A “U.S. shareholder” is a beneficial owner of our common shares that is for U.S. federal income tax purposes:

•a citizen or individual resident of the United States;

•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “Non-U.S. shareholder” is a beneficial owner of our common shares that is not a U.S. shareholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our common shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold our common shares should consult its tax advisors with respect to the purchase, ownership and disposition of our common shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in our common shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.
Election to Be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends for U.S. federal income tax purposes to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute to our shareholders in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we incurred no federal income tax, or the Excise Tax Avoidance Requirement.

Taxation as a RIC

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, which is defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute as dividends for U.S. federal income tax purposes to our shareholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our shareholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•qualify and have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the taxable year:

◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships, or the Diversification Tests.
We can invest in partnerships, including qualified publicly traded partnerships, which could result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, as a RIC, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible U.S. federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status, and we could choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We could then be required to pay a 4% excise tax on such income or capital gains.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we could incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but could carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income we actually earn during those taxable years.

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold a debt instrument that is treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90%
Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and to preserve our qualification as a RIC. There can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material amount of either U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Our investment in non-U.S. securities could be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. U.S. shareholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a passive foreign investment company, or PFIC, we could be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to shareholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we could elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and is subject to restrictions which could limit the availability of the benefit of these elections. Under either election, we could be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the distribution requirements under U.S. federal excise tax rules.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business— Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements could be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we could make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we could be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to incur a liability for U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides certain relief from RIC disqualification due to inadvertent failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to shareholders in computing our taxable income, nor would such distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate shareholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, in order to qualify as a RIC in a subsequent taxable year, we could be subject to regular corporate income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years. The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Shareholders

Distributions by us generally are taxable to U.S. shareholders and generally will be characterized as either ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses, and determined without regard to any deduction for dividends paid) will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common shares. To the extent such distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally will be eligible for a maximum U.S.

federal tax rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate shareholders as well as will not be eligible for the corporate dividends received deduction.

Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” to a U.S. shareholder generally will be characterized as long-term capital gains. Capital gain dividends distributed to U.S. shareholders, other than corporations, are generally subject to a maximum U.S. federal income tax rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts, regardless of the U.S. shareholder’s holding period for the shareholder’s common shares and regardless of whether paid in cash or reinvested in additional common shares. Capital gain dividends distributed to U.S. shareholders classified as corporations for U.S. federal income tax purposes are generally subject to U.S. federal income tax at rates applicable to ordinary income. Distributions in excess of our earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such shareholder’s common shares and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. shareholder. Shareholders receiving dividends or distributions in newly issued shares common shares will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.

Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will be subject to tax on the retained amount, each U.S. shareholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit equal to their allocable share of the tax incurred by us on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. shareholder’s tax basis for their common shares. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. shareholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a shareholder’s liability for U.S. federal income tax. A shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any tax year and (2) the amount of capital gain dividends paid for that tax year, we could under certain circumstances, elect to treat a dividend that is paid during the following tax year as if it had been paid during the tax year in question. If we make such an election, the U.S. shareholder will still be treated as receiving the dividend in the tax year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us and received by our U.S. shareholders on December 31 of the calendar year in which the dividend was declared.

If an investor purchases our common shares shortly before the record date of a distribution, the price of our common shares will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of their investment.

A U.S. shareholder generally will recognize taxable gain or loss if the shareholder sells or otherwise disposes of their common shares. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the shareholder has held their common shares for more than one year.
Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of our common shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of our common shares could be disallowed if our common shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the common shares acquired will be increased to reflect the disallowed loss.

In general, individual U.S. shareholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. shareholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our common shares. Such rate is generally lower than the maximum U.S. federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. shareholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate shareholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally can deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate shareholder in excess of $3,000 generally could be carried forward and used in subsequent tax years as provided in the Code. Corporate shareholders generally cannot deduct any net capital losses for a tax year, but can carry back such losses for three tax years or carry forward such losses for five tax years. Dividends distributed by us generally will not be eligible for the dividends received deduction or the lower tax rates applicable to certain qualified dividends.

We will provide information to each of our U.S. shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. shareholder’s taxable income for such calendar year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. shareholder’s particular situation.

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) our common shares and our preferred shares collectively being held by at least 500 persons at all times during a taxable year, (ii) our common shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) our common shares being treated as regularly traded on an established securities market. Until and unless we are treated as a publicly offered regulated investment company for any taxable year, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (i) distributions from our earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the management and incentive fees paid to GC Advisors and certain of our other expenses, (ii) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses and (iii) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of determining a U.S. shareholder’s liability for the U.S. federal alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
The relevant withholding agent could be required to withhold U.S. federal income tax, or backup withholding, currently at a rate of 24% from all taxable distributions to any non-corporate U.S. shareholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is the taxpayer’s social security number.

Any amount withheld under backup withholding is not an additional tax and is generally allowed as a credit against the U.S. shareholder’s U.S. federal income tax liability and could entitle such shareholder to a refund, provided that proper information is timely provided to the IRS.

If a U.S. shareholder recognizes a loss with respect to our common shares of $2 million or more for an individual shareholder or $10 million or more for a corporate shareholder, the shareholder must file with the IRS a disclosure statement on Form 8886 in accordance with IRS regulations. Direct shareholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, shareholders of a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. shareholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

Taxation of Non-U.S. Shareholders

Whether an investment in our common shares is appropriate for a Non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in our common shares by a Non-U.S. shareholder could have adverse tax consequences. Non-U.S. shareholders should consult their tax advisors before investing in our common shares.

Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. shareholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. shareholders directly) generally will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. shareholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. For a corporate Non-U.S. shareholder, distributions (both actual and deemed), and gains realized upon the sale of our common shares that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). In each such case, we will not be required to withhold U.S. federal income tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends received by a Non-U.S. shareholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of our common shares held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as having been derived from qualified net interest income or from qualified short-term capital gains. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder, and gains realized by a Non-U.S. shareholder upon the sale or other disposition of our common shares, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case could be, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States or, in the case of an individual Non-U.S. shareholder, the shareholder is present in the United States for 183 days or more during the year of the sale, other disposition or capital gain dividend and if certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions (which we could do in the future), a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of any U.S. federal income tax we incur on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

A Non-U.S. shareholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, could be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. shareholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. shareholder or otherwise establishes an exemption from backup withholding.

Pursuant to the Foreign Account Tax Compliance Act, or FATCA, the applicable withholding agent is generally required to withhold U.S. tax (at a 30% rate) with respect to payments of dividends paid to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported include the identity and taxpayer identification number of each account holder and transaction activity within the holder’s account. Shareholders could be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.

An investment in shares by a non-U.S. person could also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax, and state, local and foreign tax consequences of acquiring, owning or disposing of our common shares.

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure
We are a relatively new company and have no operating history.
We were formed in May 2022 and did not commence operations until June 30, 2023. As a result, prospective investors have no track record or history on which to base their investment decision. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially or become worthless. Further, GC Advisors has not previously offered a non-traded business development company. While we believe that the past professional experiences of GC Advisors’ investment team, including investment and financial experience of the GC Advisors’ senior management, will increase the likelihood that the GC Advisors will be able to manage GCRED successfully, there can be no assurance that this will be the case.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor.
We can use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques could include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities could limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase of the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our NAV. Also, an increase in interest rates available to investors could make an investment in our common shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our common shares.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle-market and upper middle-market companies in the United States.

We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to qualify for and maintain our treatment as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage.
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We will also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our security holders. Moreover, the performance of investments will not be known at the time of allocation.

Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to risks associated with the transition away from LIBOR.
Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.
We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of our board of trustees, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments.

We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of trustees and additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory
Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
The Staffing Agreement provides that Golub Capital LLC makes available to GC Advisors experienced investment professionals and provides access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Golub Capital LLC will fulfill its obligations under the agreement. If Golub Capital LLC fails to perform, we cannot assure you that GC Advisors will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Golub Capital LLC and its affiliates or their information and deal flow.
Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If private equity sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, such sponsors likely would be unable to provide the same level of managerial, operating or financial support to such portfolio companies, resulting in an increased risk of default or inability to repay remaining principal at maturity.
From time to time, we expect to have direct or indirect exposure to companies controlled by private equity sponsors in which the sponsors have completed one or more dividend recapitalizations, thereby allowing the private equity sponsor to substantially reduce or eliminate its net investment in an underlying portfolio company. These investments generally present different investment characteristics to us than investments where a private equity sponsor retains a significant net contributed capital position in the company. These investments could experience a higher rate of default. Even when a default does not occur, private equity sponsors could be less willing to provide ongoing financial, managerial or operating support to a portfolio company after it has received one or more capital distributions on its investment.
We believe that purchase price multiples of companies (as measured by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are close to all-time highs. When considering the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a portfolio company experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us. The risk of such losses for us are greater during periods when purchase price multiples are close to all-time highs.

We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and approvals by trustees who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or the Administrator. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there will be times when GC Advisors or such persons have interests that differ from those of our security holders, giving rise to a conflict of interest, many of which are described in the following risk factors. GC Advisors attempts to identify, monitor and mitigate conflicts of interest. Further, GC Advisors has implemented policies and procedures reasonably designed to ensure its clients are treated fairly and equitably over time. GC Advisors believes that these factors, together with Golub Capital’s commitment to put investors first, effectively mitigate the risks associated with such conflicts of interest. However, it can be difficult to ensure that conflicts of interest do not adversely affect us.
There are conflicts related to the obligations of GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
The members of GC Advisors’ investment committee serve as officers, trustees or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our trustees and certain of our officers also serve as trustees and officers of GBDC, GBDC 3, GDLC, GBDC 4 and GDLCU, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
GC Advisors’ management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our shareholders. Economic disruption and uncertainty precipitated by certain events, including, for example, public health crises such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GBDC 3, GDLC, GBDC 4, GDLCU and multiple private funds and separate accounts that pursue an investment strategy similar to or overlapping with ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
GC Advisors’ investment committee, GC Advisors or its affiliates could, from time to time, possess material non-public information, limiting our investment discretion.
Principals of GC Advisors and its affiliates and members of GC Advisors’ investment committee could serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition could have an adverse effect on us.
Our management and incentive fee structure creates incentives for GC Advisors that are not fully aligned with the interests of our shareholders and could induce GC Advisors to make certain investments, including speculative investments.
In the course of our investing activities, we pay management and incentive fees to GC Advisors. We pay to GC Advisors an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first business day of the month. Because the incentive fee is based on the performance of our portfolio, GC Advisors may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage GC Advisors to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses particularly during cyclical economic downturns.

Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our shareholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of trustees is charged with protecting our shareholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.
The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred shares with PIK dividends, zero coupon securities, and other deferred interest instruments. This compensation arrangement creates an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative, including debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors has an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
Our securities could be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including common shares, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates could have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
Although we expect to adopt a share repurchase program, we have discretion to not repurchase shares or to suspend the program.
Our board of trustees may amend or suspend the share repurchase program at any time in its discretion. Shareholders may not be able to sell shares on a timely basis in the event our board of trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. If less than the full amount of common shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of common shares being repurchased without regard to class. There is also a risk that some shareholders, in anticipation of proration, may tender more common shares than they wish to have repurchased in a particular tender offer, thereby increasing the likelihood that proration will occur. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, our board of trustees determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates.

It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed.
If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected. In connection with that determination, investment professionals from GC Advisors will provide our board of trustees with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our net assets and our incentive fees are based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent, fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that our board of trustees must monitor.
Our ability to enter into transactions with our affiliates will be restricted, which could limit the scope of investments available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent trustees. GC Advisors and its affiliates are considered our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent trustees and, in some cases, the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. In addition, the staff of the SEC (the “Staff”) has taken the position that certain aspects of the transaction under the Share Purchase and Sale Agreement and similarly structured transactions with affiliates may not be consistent with existing Staff no-action relief regarding affiliated transactions, and therefore we may not be able to conduct similar transactions in the future absent further relief or guidance from the Staff or the SEC, which may not be granted if requested.

We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and the co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

On occasion, an investment opportunity will be too large to satisfy our desired position size and that of other investment funds and accounts managed by GC Advisors and its affiliates. GC Advisors can provide no assurance that it will be able to identify counterparties to participate in such investment opportunities, and could be required to decline to make investments where it does not believe that it can successfully sell some of the investment opportunity to another market participant.

In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates have received exemptive relief from the SEC that, as amended, permits us greater flexibility to negotiate the terms of co-investments if our board of trustees determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment strategies and policies. On January 13, 2023, the SEC issued an order amending the exemptive relief to incorporate the terms of the temporary, conditional exemptive relief announced by the SEC on April 8, 2020.
Although the terms of the exemptive relief require that GC Advisors will be given the opportunity to cause us to participate in certain transactions originated by affiliates of GC Advisors, GC Advisors could determine that we not participate in those transactions and for certain other transactions (as set forth in certain criteria approved by our board of trustees) GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.

We have entered into the Adviser Revolver resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.

To the extent consistent with GC Advisors’ fiduciary duties, GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.

In connection with investments made by us, GC Advisors and its affiliates often receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, administrative agent and/or other fees from portfolio investments in which we invest or propose to invest. The potential for GC Advisors and its affiliates to receive such economic benefits creates conflicts of interest as GC Advisors and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, GC Advisors and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by GC Advisors and its affiliates can participate in the original or refinanced investment, or both.
Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. There is no guarantee that such reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.
GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for our investments.
GC Advisors will not make any investment on behalf of us that it does not believe to be in our best interest However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes will increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.

GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains two major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
Investors should be aware that other lines of business at Golub Capital could indirectly affect their investment in us, even if we are not directly exposed to those lines of business. While GC Advisors and its affiliates keep each investment client as a legally distinct entity or account, there are risks that a separate business line suffering a material adverse condition could affect other business lines to which we have direct exposure, and consequently, our performance. These risks could materially affect GC Advisors’ business as a whole, and include loss of reputation, loss of management time and focus, regulatory sanctions, and adverse impact to business relationships.
Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GCRED. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from our core investment activities, or the risk that the management team will not be successful in developing and operating the underlying business involved in the strategic transaction.
We and GC Advisors could be the target of litigation or regulatory investigations.
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act. We and GC Advisors are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of GCRED and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our shareholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.

GC Advisors, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of GC Advisors to manage us, are often impossible to anticipate. GC Advisors would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of GC Advisors.
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by GC Advisors, the Administrator, or any of our officers, be borne by us and would reduce our net assets. GC Advisors and others are indemnified by us in connection with such litigation, subject to certain conditions.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our shareholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our shareholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “ Business —Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We could need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid to our shareholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
We could have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount. This could arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contractual PIK arrangements, is included in income before we receive any corresponding cash payments. We also could be required to include in income certain other amounts that we do not receive in cash.
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as accrued market discount, as well as income attributable to debt instruments with PIK interest, preferred shares with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our shareholders in order to qualify for and maintain our treatment as a RIC. In such a case, we could have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify as a RIC and thus become subject to corporate-level income tax. See “Business — Taxation as a RIC.”
Our shareholders could receive our common shares as distributions, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in our common shares at the election of each shareholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company to distribute its own shares as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is currently required to be at least 20% of the aggregate declared distribution. The IRS has also issued private letter rulings on cash/share dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in shares) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes.
As a result, shareholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received.
Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We could issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our initial shareholder of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of May 18, 2023, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to a business development company. In other words, we are able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2023, we had $572.3 million of outstanding borrowings, including $395.5 million outstanding under the 2023 Debt Securitization.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred shares, which is another form of leverage, the preferred shares would rank “senior” to common shares in our capital structure, preferred shareholders would have separate voting rights on certain matters and could have other rights, preferences or privileges more favorable than those of our common shareholders, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that could involve a premium price for holders of our common shares or otherwise be in the best interest of our common shareholders. Holders of our common shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred shareholders would not necessarily align with the interests of holders of our common shares and the rights of holders of shares of preferred shares to receive distributions would be senior to those of holders of shares of our common shares. We do not, however, anticipate issuing preferred shares in the next 12 months.
We are not generally able to issue and sell our common shares at a price below NAV per share. We could, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the then-current NAV per share of our common shares if our board of trustees determines that such sale is in the best interests of us and our shareholders, and, in certain cases, if our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of trustees, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common shares or securities convertible into, or exchangeable for, our common shares, then the percentage ownership of our shareholders at that time would decrease, and holders of our common shares could experience dilution.
We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of trustees’ assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 1.0x to 1.5x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. While leverage presents opportunities for increasing our total return, it also has the potential to increase losses. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used. In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates.
We could issue senior debt securities to banks, insurance companies and other lenders, and/or issue unsecured debt or notes through one or more wholly-owned CLOs. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common shareholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common shares or any outstanding preferred shares. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
Following the approval of our sole shareholder of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, the reduced asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur, which provides us with increased investment flexibility, but also increases our risks related to leverage.
The following table illustrates the effect of leverage on returns from an investment in our Class I common shares as of September 30, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to Class I common shareholder(1)	-26.24%	-16.56%	-6.89%	2.78%	12.46%

(1) Assumes $1,264.1 million in total assets, $572.3 million in debt outstanding and $653.3 million in net assets as of September 30, 2023 and an effective interest rate for the period from June 30, 2023 (commencement of operations) to September 30, 2023 of 7.87%.

Based on our outstanding indebtedness of $572.3 million as of September 30, 2023 and the effective annual interest rate of 7.87% as of that date, our investment portfolio would have been required to experience an annual return of at least 7.63% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with the 2023 Debt Securitization.
As a result of the 2023 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entity that issued the notes in the 2023 Debt Securitization was the 2023 Issuer (such special purpose entity, a “Securitization Issuer”). The 2023 Issuer is a wholly-owned subsidiary of the 2023 CLO Depositor (the “CLO Depositor”), which is wholly-owned subsidiary of GCRED. In the 2023 Debt Securitization, institutional investors purchased certain notes issued by the Securitization Issuer in a private placement.

We are subject to certain risks as a result of our direct or indirect interests in the junior notes and membership interests of the Securitization Issuer.

Under the terms of the respective master loan sale agreement, dated as of September 21, 2023, by and among GCRED, as the seller, CLO Depositor, as intermediate seller and 2023 Issuer, as buyer (the "Master Loan Sale Agreement") and Depositor Loan Sale Agreement (as defined below) governing the 2023 Debt Securitization, we sold and/or contributed to the Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the Securitization Issuer held all of the ownership interest in such portfolio loans and participations.
Under the terms of the respective loan sale agreements entered into upon closing of the 2023 Debt Securitization (a “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the applicable closing date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing the 2023 Debt Securitization for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing the 2023 Debt Securitization (a “Depositor Loan Sale Agreement”), which provides for the sale of assets from time to time after the closing date from us to the Securitization Issuer through the CLO Depositor, (1) we may sell and/or contribute to the CLO Depositor our ownership interest in certain portfolio company investments for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (2) the CLO Depositor, in turn, shall sell to the Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the Master Loan Sale Agreement. Following these transfers, the Securitization Issuer, and not GC Advisors, the CLO Depositor or us, will hold all of the ownership interest in such portfolio company investments.
As of September 30, 2023, we held indirectly through the CLO Depositor, the Class A-2 Senior Secured Floating Rate Notes and Subordinated 2023 Notes and 100% of the membership interests in the 2023 Issuer. As a result, we consolidate the financial statements of the 2023 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Because each of the Securitization Issuer and CLO Depositor is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or a CLO Depositor to a Securitization Issuer or by us to a CLO Depositor did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We could, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
The notes and membership interests that we hold that are issued by the Securitization Issuer are subordinated obligations of the Securitization Issuer and we could be prevented from receiving cash from such Securitization Issuer.
The notes issued by the Securitization Issuer and retained by us are the most junior class of notes issued by the Securitization Issuer, are subordinated in priority of payment to the other notes issued by the Securitization Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes issued by the Securitization Issuer. Therefore, we only receive cash distributions on such notes if the Securitization Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the Securitization Issuer has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of any notes that we have retained at their redemption could be reduced. If the Securitization Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2023 Debt Securitization, cash would be diverted from the notes that we hold to first pay the more senior notes issued by the Securitization Issuer in amounts sufficient to cause such tests to be satisfied.
The Securitization Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by the Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the 2023 Debt Securitization documents. As the holder of the membership interests in the Securitization Issuer, we could receive distributions, if any, only to the extent that the Securitization Issuer makes distributions out of funds remaining after holders of all classes of notes issued by the Securitization Issuer have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the Securitization Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

The interests of holders of the senior classes of securities issued by the Securitization Issuer could not be aligned with our interests.
The notes issued by the Securitization Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the Securitization Issuer in the 2023 Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the Securitization Issuer. For example, under the terms of the Class A-1 Senior Secured Floating Rate Notes, holders of the Class A-2 Senior Secured Floating Rate Notes have the right to receive payments of principal and interest prior to the 2023 Issuer.
As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to a Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the 2023 Debt Securitization. For example, as long as the Class A-1 Senior Secured Floating Rate Notes are outstanding, holders of such class of notes comprise the Controlling Class under the 2023 Debt Securitization. If such notes or loans are paid in full, then the Class A-2 Senior Secured Floating Rate Notes would comprise the Controlling Class under the 2023 Debt Securitization. Holders of the Controlling Class under the 2023 Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the 2023 Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for the 2023 Debt Securitization, the Controlling Class of the 2023 Debt Securitization, as the most senior class of notes or loans then outstanding in the 2023 Debt Securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under the 2023 Debt Securitization, holders of a majority of the Controlling Class of the 2023 Debt Securitization could be entitled to determine the remedies to be exercised under the indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2023 Issuer, the trustee or holders of a majority of the Controlling Class could declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2023 Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer could not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the notes we hold, or to pay a dividend to holders of the membership interests.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include, for example, the Subordinated 2023 Notes to the extent the Class A-1 Senior Secured Floating Rate Notes and Class A-2 Senior Secured Floating Rate Notes constitute the Controlling Class) and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the CLO Depositor or us or that the CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2023 Debt Securitizations, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.

The Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing the 2023 Debt Securitization, there are two asset coverage tests applicable to the Class A-1 Senior Secured Floating Rate Notes and Class A-2 Senior Secured Floating Rate Notes with respect to the 2023 Issuer.
The first such test compares the amount of interest received on the portfolio loans held by the Securitization Issuer to the amount of interest payable in respect of the applicable class of notes. To meet this first test, in the case of the 2023 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A-1 Senior Secured Floating Rate Notes and Class A-2 Senior Secured Floating Rate Notes, taken together.
The second such test compares the principal amount of the portfolio loans of the 2023 Debt Securitization to the aggregate outstanding principal amount of the applicable class of notes. To meet this second test at any time in the case of the 2023 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 151.29% of the Class A-1 Senior Secured Floating Rate Notes and Class A-2 Senior Secured Floating Rate Notes, taken together.
If any asset coverage test with respect to a class of notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the notes and membership interests that we hold will instead be used to redeem first the most senior class of notes in the 2023 Debt Securitization and then each next most senior class of notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Subordinated 2023 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions.
We could be required to assume liabilities of the Securitization Issuer and are indirectly liable for certain representations and warranties in connection with the 2023 Debt Securitization.
The structure of the 2023 Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of the CLO Depositor, if applicable, the consolidation of the Securitization Issuer with our operations or with the CLO Depositor. If the true sale of the assets in the 2023 Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2023 Debt Securitization, which would equal the full amount of debt of the Securitization Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the notes issued by the Securitization Issuer and retained by us had we not been consolidated with the Securitization Issuer.
In addition, in connection with the 2023 Debt Securitization, we indirectly gave the lenders certain customary representations with respect to the legal structure of the Securitization Issuer, and the quality of the assets transferred to each entity. We remain indirectly liable for any breach of such representations for the life of the 2023 Debt Securitization.
The Securitization Issuer could issue additional notes.
Under the terms of the documents governing the 2023 Debt Securitization, the Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the 2023 Debt Securitization, the CLO Depositor and a supermajority of the Subordinated 2023 Notes, as applicable. Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class

(except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over SOFR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the 2023 Issuer to issue any additional notes at this time. The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.
We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay distributions on our common shares. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
We are a holding company and fund a majority of our investments through wholly-owned subsidiaries, and a majority of the assets that we hold directly are the equity interests in such subsidiaries, including any subordinated notes issued as part of our debt securitization transactions, which notes represent the residual claimant on distributions by the applicable securitization subsidiary. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of payments on any subordinated notes, dividends, and other distributions, any of which may be subject to restriction or limitations based on the organizational documents and the agreements governing the debt of any such subsidiary. In addition, because we are a holding company, any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries. In the event that one of our subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, its assets will be used first to satisfy the claims of its creditors. Consequently, any claim by us or our creditors, including holders of any debt securities that we may issue, against any subsidiary will be structurally subordinated to all of the claims of the creditors of such subsidiary. We cannot assure security holders that they will receive any payments required to be made under the terms of any debt securities that we may issue, dividends or other distributions.
We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could have a material adverse effect on us, GC Advisors and our portfolio companies.
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and GC Advisors assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, GC Advisors or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, GC Advisors or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, GC Advisors, or our portfolio companies to acquire financing on acceptable terms or at all.
Our ability to invest in public companies is limited in certain circumstances. If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy and decrease our operating flexibility.
To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange could be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.
See “Business — Regulation — Qualifying Assets.”
We could be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies.
As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We can provide no assurance that we will be able to find a buyer for such investments and, even if we do find a buyer, we could be forced to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.
Our investments may include original issue discount and payment-in-kind instruments.
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the GC Advisor’s future base management fees which, thus, increases the GC Advisor’s future income incentive fees at a compounding rate;
•market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; an
•original issue discount may create a risk of non-refundable cash payments to GC Advisors based on non-cash accruals that may never be realized.

The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of trustees and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of trustees. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of trustees, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our board of trustees assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “General Risk Factors—We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
We have retained the services of one or more independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our board of trustees could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our board of trustees’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to the financial crises of 2008-2009, the global COVID-19 pandemic and more recently, inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by a global health crisis, such as the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
We may not be able to obtain all required state licenses.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.
Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.
Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to us exist and may have lower expenses and/or lower investment risk than us. Under Regulation Best Interest, broker-dealers must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital, it would harm our ability to create a diversified portfolio of investments, particularly during the early periods of our operations, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Our board of trustees could change our investment objective, operating policies and strategies without prior notice or shareholder approval.
Our board of trustees has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
GC Advisors can resign on 120 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we can provide no assurance that we would be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our common shares could decline.
In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we can provide no assurance that we would be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our common shares could decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.
Certain investors will be subject to Exchange Act filing requirements.
Because our common shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in GCRED increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our common shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our common shares in any public or private offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

Risks Relating to Our Investments
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Our debt investments are risky and we could lose all or part of our investments.
The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments could result in an above average amount of risk and volatility or loss of principal.
Our investments in leveraged portfolio companies are risky, and we could lose all or part of our investment.
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold. These companies could be subject to restrictive financial and operating covenants and their leverage could impair their ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities could be limited. Such developments could be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we could have obtained in connection with our investment.

Smaller leveraged companies also could have less predictable operating results and could require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
An important concern in making investments is the possibility of material misrepresentation or omission on the part of the portfolio company. Such inaccuracy or incompleteness can adversely affect, among other things, the valuation of collateral, other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer, or the business prospects of the issuer. We will rely upon the accuracy and completeness of representations made by portfolio companies to the extent reasonable. However, there can be no guarantee that such representations are accurate or complete.
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by other market or economic conditions.
The value of our investments in loans will likely be detrimentally affected to the extent a borrower defaults on its obligations, there is insufficient collateral, and/or there are extensive legal and other costs incurred in collecting on a defaulted loan. GC Advisors will attempt to minimize this risk, for example, by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan. However, there can be no assurance that the liquidation value assigned by GC Advisors would be realized by the portfolio company upon liquidation, nor can there be any assurance that such collateral will retain its value. In addition, certain of our loans will be supported, in whole or in part, by personal guarantees made by the borrower or an affiliate of the borrower. If such guarantee is called and the guarantor fails to meet its obligations under the guarantee, the amount realizable with respect to a loan will generally be detrimentally affected. There could be a monetary as well as a time cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral. In addition, any activity deemed to be active lending/origination by us could subject it to additional regulation.
An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
We invest primarily in privately held companies. Because private companies have reduced access to the capital markets, such companies could have diminished capital resources and ability to withstand financial distress. Often, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the departure of one or more of these persons could have a material adverse impact on the portfolio company and, as a result our investments.
We would be subject to risks if we are required to assume operation of portfolio companies upon default.
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased in periods of market uncertainty, including as a result of global health crises, such as the COVID-19 pandemic, or periods of elevated inflation and rising interest rates. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.
The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition and the person(s) having such control could have interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of trustees. The fair value methodology utilized is in accordance with the fair value principles established by the Accounting Standards Codification Topic 820. Our board of trustees uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made in the future and other relevant factors.
The fair value measurement seeks to approximate the price that would be received for an investment on a current sale and assumes that the transaction to sell an asset occurs in the principal market for such asset or, in the absence of a principal market, the most advantageous market for such asset, which could be a hypothetical market, and excludes transaction costs. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets could result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio could reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and could suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because orderly markets currently do not exist for some investments, and because valuations, and particularly valuations of private investments and private companies, require judgment, are inherently uncertain, could fluctuate over short periods and are often based on estimates, our determinations of the fair value of investments could differ materially from the values that would have been used had a ready market existed for such investments.
Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio could be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment could be possible for each portfolio company. Certain fixed-income securities are subject to the risk of unanticipated prepayment. Prepayment risk is the risk that, when interest rates fall, the issuer will redeem the security prior to the security’s expected maturity. It is possible that we will reinvest the proceeds from such a redemption at a lower interest rate, resulting in less income to us. Securities subject to prepayment risk generally offer less potential for gains when prevailing interest rates fall. If we buy those securities at a premium, accelerated prepayments on those securities could cause us to lose a portion of its principal investment. The impact of prepayments on the price of a security can be difficult to predict and could increase the security’s price volatility.
We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and payment-in-kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of our investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
We could have difficulty sourcing investment opportunities.
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately 60 days of each subscription closing, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we could also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
We are a non-diversified investment company within the meaning of the 1940 Act and, therefore we are not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and could do so for an extended period of time.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic such as the COVID-19 pandemic or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including, for example, an inflationary economic environment or a global health crisis, such as the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court could recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we have structured our investment as senior debt.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we could make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments could, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or could result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we could elect not to make a follow-on investment because we do not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments could also be limited by GC Advisors’ allocation policy.
If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of common shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets
Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

To the extent we do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company makes business decisions with which we disagree, and that the management and/or shareholders of a portfolio company could take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we can provide no assurance that we will be able to dispose of our investments in the event we disagree with the actions of a portfolio company and could therefore suffer a decrease in the value of our investments.
Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, such as the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.

We have made in the past, and could make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and could secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we could have with respect to the collateral securing any junior priority loans we make to our portfolio companies could also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that could be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We will not always have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
The disposition of our investments could result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we could be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We could also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements could result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of payments previously received by us.
GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement and the collateral management agreement for the 2023 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of trustees in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and the collateral management agreement, GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any liability or loss suffered by such party, including reasonable legal fees and other expenses reasonably incurred, and hold such party harmless for any liability or loss suffered by the Company, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreement, except where such liability or loss was the result of negligence or misconduct. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We could be subject to risks related to investments in non-U.S. companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2023, we were invested in securities of eleven non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets ”under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.
Under the 1940 Act, a business development company is restricted from acquiring any asset other than assets of the type listed in the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. In order for our investments to be classified as “qualifying assets,” among other requirements, such investments must be in issuers organized under the laws of, and which have their principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. We can invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.
We expect that these investments would focus on the same types of investments that we make in U.S. middle-market and upper middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies. Any of our portfolio company investments that are denominated in foreign currencies will be subject to the risks associated with fluctuations in currency exchange rates, which fluctuations could adversely affect our performance.
We could enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our shareholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. Use of these hedging instruments could include counterparty credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
The success of any hedging transactions that we enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we would not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.
We could suffer losses from our equity investments.
While our investment portfolio will be focused on loans, we are also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance, market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. We also could be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell our underlying equity interests.
In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer will be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment. Investments in equity securities can carry additional risks or have other characteristics that require different structuring. As such, these investments can be made directly, or indirectly through blocker entities or otherwise.
We could be subject to lender liability claims with respect to our portfolio company investments.
A number of judicial decisions have upheld judgments for borrowers against lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We could be required to defend allegations of lender liability from time to time.
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of the loans, the loans could be subject to claims of subordination.

Risks Relating to Investors in Our Securities
Investing in our securities could involve an above average degree of risk.
The investments we make in accordance with our investment objective could result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal.
Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with a lower risk tolerance. In addition, our common shares are intended for long-term investors and should not be treated as a trading vehicle.
There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of trustees and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of trustees could deem relevant from time to time. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common shares or from borrowings in anticipation of future cash flow, which could constitute a return of shareholders’ capital. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a shareholder’s basis in our common shares and could therefore increase such shareholder’s tax liability for capital gains upon the future sale or other disposition of such common shares. A return of capital distribution could cause a shareholder to recognize a capital gain from the sale of our common shares even if the shareholder sells its shares for less than the original purchase price. Distributions from the proceeds of private placements of our common shares or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.
We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from private placements of our common shares, to fund distributions (which could reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from GC Advisors or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or GC Advisors or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any offerings of our securities and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain any level of distributions, or be able to pay distributions at all. GC Advisors and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
If we issue preferred shares, debt securities or convertible debt securities, the NAV of our common shares could become more volatile.
We cannot assure you that the issuance of preferred shares and/or debt securities would result in a higher yield or return to the holders of our common shares. The issuance of preferred shares, debt securities or convertible debt would likely cause the NAV of our common shares to become more volatile.
If the dividend rate on the preferred shares, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common shares would be reduced.

If the dividend rate on the preferred shares, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of our common shares than if we had not issued the preferred shares or debt securities.
Any decline in the value of our investment would be borne entirely by the holders of our common shares. Therefore, if the NAV of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common shares than if we were not leveraged through the issuance of preferred shares. This decline in NAV would also tend to cause a greater decline in the net offering price for our common shares.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred shares, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred shares, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred shares, debt securities or convertible debt. In addition, we would pay (and the holders of our common shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt or any combination of these securities. Holders of preferred shares, debt securities or convertible debt could have different interests than holders of common shares and may at times have disproportionate influence over our affairs.
Holders of any preferred shares that we could issue will have the right to elect members of the board of trustees and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to qualify for or maintain our treatment as a RIC for U.S. federal income tax purposes.
Our common shareholders’ interest in us could be diluted if they do not fully exercise subscription rights in any rights offering. In addition, if the subscription price is less than our NAV per share, then common shareholders will experience an immediate dilution of the aggregate NAV of their shares.
In the event we issue subscription rights, shareholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares would be purchased as a result of such rights offering.
In addition, if the subscription price is less than the NAV per share of our common shares, then our common shareholders would experience an immediate dilution of the aggregate NAV of their shares as a result of the offering. The amount of any decrease in NAV is not predictable because it is not known at this time what the subscription price and NAV per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.
These dilutive effects could be exacerbated if we were to conduct multiple subscription rights offerings, particularly if such offerings were to occur over a short period of time.
Our shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan are automatically reinvested in our common shares of the same class. As a result, our shareholders that do not participate in our distribution reinvestment plan will experience dilution in their ownership percentage of our common shares over time.

Terms relating to redemption could materially adversely affect the return on any debt securities that we could issue.
If we issue debt securities that are redeemable at our option, we could choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if our debt securities are subject to mandatory redemption, we could be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, investors in our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
General Risk Factors

We are currently in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of the global COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, government shutdowns, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.
We could experience fluctuations in our monthly operating results.
We could experience fluctuations in our monthly operating results due to a number of factors, including the interest rate payable on any borrowings and the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
Political uncertainty could adversely affect our business.
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic.
These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies;
inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The continuing impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or the CFTC, or could determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued and became effective with respect to CLOs on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff, or the Staff, of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.

However, the no-action relief we received did not address whether or not the CLO transactions described therein would satisfy the requirements of the U.S. Risk Retention Rules. As a general matter, available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited, and there is limited judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken with respect to CLOs. Accordingly, there can be no assurance that the applicable federal agencies will agree that any CLO transaction we undertake, or the manner in which we hold any retention interests, complies with the U.S. Risk Retention Rules. If we ever determined that undertaking CLO transactions would subject us or any of our affiliates to unacceptable regulatory risk, our ability to execute CLOs could be limited or otherwise curtailed. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common shareholders.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
We incur significant costs as a result of having securities registered under the Exchange Act
We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.
We are an “emerging growth company,” and we do not know if such status will make our common shares less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, for up to five years, or until the earliest of:
•the last date of the fiscal year during which we had total annual gross revenues first exceed $1.235 billion;
•the last day of the fiscal year ending after the fifth anniversary of any initial public offering of shares of our common stock;
•the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or
•the date on which we are deemed to be a “large accelerated filer” as defined under rule 12b-2 under the Exchange Act.
However, we are not likely to lose our status as an emerging growth company as a result of being deemed a “large accelerated filer” because there is not, and there is not expected to be, a public trading market for our common shares.
As an emerging growth company, we are eligible to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors could consider our common stock less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we can take advantage of an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Our compliance with the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the value of our common shares.
We are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal controls over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the net offering price of our securities would be adversely affected.
We may invest through various joint ventures.
From time to time, the we hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of us, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we may, in certain cases, be liable for actions of its joint venture partners. The joint venture’s in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. We do not intend to create or acquire primary control of any entity that primarily engages in investment activities in securities and other assets other than joint ventures or entities wholly owned by us.

We are subject to risks associated with investing alongside other third parties.
We invest in joint ventures alongside third parties through joint ventures, partnerships or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.

More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.

Technological innovations and industry disruptions could negatively impact us.
Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which GC Advisors and its affiliates and us have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the value of our common shares and our ability to pay distributions.
Our business depends on the communications and information systems of GC Advisors and its affiliates. GC Advisors and the Administrator are heavily reliant on the information technology infrastructure, processes and procedures of Golub Capital, which has devoted significant resources to developing effective and reliable information technology systems. Information technology changes rapidly, however, and Golub Capital could fail to stay ahead of such advances. Moreover, Golub Capital could find itself a target of cyberattacks, including cyber espionage, malware, ransomware, and other types of hacking. If any of the Golub Capital information technology systems do not operate properly or are disabled, whether as a result of tampering or a breach of network security systems or otherwise, we and Golub Capital could suffer, among other consequences, financial loss, disruption of businesses and reputational damage and, in the case of Golub Capital, liability to clients. While steps have been taken to mitigate the risk and impact of such attacks, no system is fully attack-proof, and a cyberattack could have an adverse impact on us.
In addition, Golub Capital’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Golub Capital takes protective measures, its computer systems, software and networks could be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have an impact on security. We, GC Advisors and the Administrator rely on third-party service providers for certain aspects of their business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the operations and could affect their reputation, which could have an adverse effect on us.
A data breach could negatively impact our business and result in significant penalties.
GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
Breach of these laws could result in significant financial penalties for GC Advisors and/or us. As interpretation of these laws evolves and new laws are passed, GC Advisors could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While GC Advisors intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that GC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject GC Advisors or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks.
An adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies, or a cyber incident, may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital and our portfolio companies. Although Golub Capital takes protective measures, these measures, as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that the financial results, operations or confidential information of ours or our portfolio companies will not be negatively impacted by any such incident. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies.
There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, Golub Capital or our portfolio companies will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on the business, results of operations and financial condition of us and of our portfolio companies.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company (“BDC”) requirements (including our order) or the desire to achieve or maintain our RIC tax treatment.
Special considerations for certain benefit plan investors.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974 (“ ERISA”) and the regulations promulgated by the U.S. Department of Labor, as modified by Section 3(42) of ERISA, or the Plan Assets Regulations. We currently expect that our common shares should be considered “publicly-offered securities” at the time of issuance for purposes of the Plan Asset Regulations. However, there can be no guarantee or assurance that the conditions to be a publicly-offered security under the Plan Asset Regulations will be satisfied within such timing or at all.
If, notwithstanding our intent, our assets were deemed to be “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by us and (ii) the possibility that certain transactions in which we might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, GC Advisors and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a benefit plan investor who decides to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us or GC Advisors. With respect to a benefit plan investor that is an individual retirement account (an “IRA”) that invests in us, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
In this respect we may require any person proposing to acquire our common shares to furnish such information as may be necessary to determine compliance with an exception under ERISA or the Plan Asset Regulation, including whether such person is a benefit plan investor. In addition, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our common shares and (b) prohibit any redemption of our common shares if GC Advisors determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of common shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all of our common shares shall be subject to such terms and conditions.
The NAV and net offering price of our shares may fluctuate significantly.
The NAV and net offering price and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of either of GC Advisors or certain of its respective key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Not applicable.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Share Issuances

We offer on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the SEC. We have applied for exemptive relief from the SEC that, if granted, will permit us to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount (the “Public Offering”). There is no assurance, however, that the relief will be granted. The share classes have different ongoing shareholder servicing fees. Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares.

As of November 22, 2023, we had 2,490 Class I shareholders of record.

In connection with the Public Offering, we sell shares at an offering price per share as determined in accordance with our share pricing policy. Under such policy, in connection with each monthly closing on the sale of shares of Class S shares, Class D shares and Class I shares, our board of trustees has authorized GC Advisors to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Class I shares during the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Net Offering Price Per Share
For the Month Ended	Class I
July 31, 2023	$25.00
August 31, 2023	25.05
September 30, 2023	25.00

Distributions

Our distributions, if any, are determined by the board of trustees. We intend to elect to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our shareholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.
The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our Class I common shares for the period from June 30, 2023 (commencement of operations) to September 30, 2023.

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount (In thousands)
July 31, 2023	August 29, 2023	$0.21	$5,463
August 31, 2023	September 29, 2023	$0.21	$5,475
September 30, 2023	October 30, 2023	$0.21	$5,488
Total		$0.63	$16,426

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our shareholders. As a result, if our board of trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who participate in our dividend reinvestment plan will have their cash distribution reinvested in additional common shares, rather than receiving the cash distribution.
Recent Sales of Unregistered Securities

On April 27, 2023, an affiliate of GC Advisors purchased 2,000 shares of our Class F common shares of beneficial interest at $25.00 per share.

On June 14, 2023, we completed the Private Offering (as defined in Note 1 of our consolidated financial statements) and entered into subscription agreements for total commitments of $650.3 million to purchase our Class F shares.

On June 30, 2023, we received the Private Offering subscription proceeds and issued 26,010,927.600 shares of our Class F common shares at $25.00 per share. Following the completion of the Private Offering and prior to the commencement of the Public Offering, our Class F shares were reclassified as Class I shares.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, “we,” “us,” “our” and “GCRED” refer to Golub Capital Private Credit Fund and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects, including our ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
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
•elevating levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
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
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•general price and volume fluctuations in the stock markets;
•the impact on our business of Dodd-Frank and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in March 2022 as a Delaware statutory trust and commenced operations on June 30, 2023.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation may vary from time to time depending on market conditions and available investment opportunities. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of trustees of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under the Investment Advisory Agreement, dated as of April 28, 2023 and as amended and restated on November 17, 2023, we have agreed to pay GC Advisors an annual base management fee based on the value of our net assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent trustees) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.
As of September 30, 2023, our portfolio at fair value was comprised of the following:

	As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$216,911	18.4%
One stop	961,628	81.6
Equity	94	0.0 *
Total	$1,178,633	100.0%

*    Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2023, one stop loans included $86.5 million of recurring revenue loans at fair value.

Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of September 30, 2023, senior secured loans included $162.4 million of BSL loans at fair value.

As of September 30, 2023, we had debt and equity investments in 153 portfolio companies.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, for the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Weighted average income yield(1)*	12.1%
Weighted average investment income yield(2)*	12.6%
*    Annualized for periods of less than one year.
(1)Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments could provide for deferred interest payments or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.
In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.” We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statement of Operations.
Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions including:
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
•offerings of our common shares and other securities, including underwriting compensation to the Managing Dealer (as defined in Note 3 of our consolidated financial statements) in connection with services it provides pursuant to the Managing Dealer Agreement (as defined in Note 3 of our consolidated financial statements);
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
•costs associated with compliance under the Sarbanes-Oxley Act;
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

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with GC Advisors. Under the Expense Support Agreement, GC Advisors may elect to pay certain expenses on our behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Refer to Note 3 of our consolidated financial statements for further details on the Expense Support Agreement.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital Private Credit Fund CLO LLC, or the 2023 Issuer, under a collateral management agreement, or the 2023 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2023 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2023 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.
Prior to the termination of the documents governing the CLO Vehicle Credit Facility, on September 21, 2023, GC Advisors served as collateral manager for GCP SG Warehouse 2022-1, or the CLO Vehicle, under a collateral management agreement, or the CLO Vehicle Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.25% of the average principal balance of the portfolio loans held by the CLO Vehicle during the interest period relating to each payment date, which was payable in arrears on each payment date. GC Advisors irrevocably waived all collateral management fees payable under the CLO Vehicle Collateral Management Agreement through the September 21, 2023 termination.

Collateral management fees were paid directly by the CLO Vehicle and are paid directly by the 2023 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2023 Issuer, formerly the CLO Vehicle, paid SG Americas Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2023 Debt Securitization and CLO Vehicle Credit Facility. Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2023 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2023 Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common shareholders indirectly bear all of these expenses.

LIBOR Transition

In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021.

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate, or LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated.

Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

In addition, the U.K. Financial Conduct Authority, or FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period.

Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

In anticipation of the discontinuation of LIBOR, we assessed our debt facilities for our exposure to LIBOR. The notes offered in the 2023 Debt Securitization currently utilize a reference rate to three-month term SOFR, as do borrowings under the SMBC Credit Facility. We expect any new debt facilities that we enter into subsequent to September 30, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On October 30, 2023, we issued 60,820.367 Class I common shares through the DRIP.

We received $2,442 of net proceeds from the issuance of Class I shares for subscriptions effective November 1, 2023.

On November 17, 2023, we entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) with GC Advisors. The Amended and Restated Investment Advisory Agreement amends and restates the investment advisory agreement, dated as of April 28, 2023, by and between us and GC Advisors (the “Original Investment Advisory Agreement”). The terms of the Amended and Restated Investment Advisory Agreement are unchanged from those of the Original Investment Advisory Agreement, under which GC Advisors has provided investment advisory services to us since inception, except to clarify that to the extent GC Advisors or an affiliate of GC Advisors provides investment advisory, collateral management or other similar services to a subsidiary of us, our management fee shall be reduced by an amount equal to the product of (a) the total fees paid to GC Advisors by such subsidiary for such services and (b) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us.

On November 17, 2023, our board of trustees adopted the Second Amended and Restated Declaration of Trust (the “Second Amended and Restated Declaration of Trust”) in response to comments issued by certain state securities regulators in connection with their review of the of our continuous offering of common shares of beneficial interest. As amended, the Second Amended and Restated Declaration of Trust provides (i) that unless otherwise permitted by 1940 Act or applicable guidance or exemptive relief of the SEC, we shall not purchase or lease assets in which GC Advisors or any affiliate thereof has an interest unless certain conditions are met, including that the transaction occurs our formation; and (ii) that us and GC Advisors will take every commercially reasonable step to ensure that GC Advisors and those selling our shares on GC Advisors’ or our behalf will make every commercially reasonable effort to determine that the purchase of our shares is a suitable and appropriate investment for each shareholder. The other material terms of the Second Amended and Restated Declaration of Trust were unchanged.

On August 3, 2023 and November 17, 2023, our board of trustees declared distributions to Class I shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 3, 2023	October 31, 2023	November 29, 2023	$0.21
November 17, 2023	November 30, 2023	December 29, 2023	$0.22
November 17, 2023	December 30, 2023	January 30, 2024	$0.22
November 17, 2023	January 31, 2024	February 28, 2024	$0.22

Consolidated Results of Operations

We commenced operations on June 30, 2023. Consolidated operating results for the period from June 30, 2023 (commencement of operations) to September 30, 2023 were as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
(In thousands)
Interest income	$31,407
Payment-in-kind interest income	601
Accretion of discounts and amortization of premiums	1,196
Fee income	132
Total investment income	33,336
Net expenses	16,381
Net investment income	16,955
Net realized gain (loss) on investment transactions	1,596
Net change in unrealized appreciation (depreciation) on investment transactions	(587)
Net realized gain (loss) on extinguishment of debt	(1,541)
Net increase in net assets resulting from operations	$16,423
Average earning portfolio company investments, at fair value	$1,039,637

As we commenced operations on June 30, 2023, no income was earned prior to June 30, 2023.

Investment Income

The annualized income yield by debt security type for the period from June 30, 2023 (commencement of operations) to September 30, 2023 are as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Senior secured	11.0%
One stop	11.3%

Our loan portfolio is partially insulated from a drop in floating interest rates as 97.4% of our loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2023, the weighted average base floor of our loans was 0.73%.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
(In thousands)
Interest expense	$10,637
Amortization of deferred debt issuance costs	87
Base management fee	2,049
Income incentive fee, net of waiver	2,034
Capital gain incentive fee accrued under GAAP	—
Professional fees	1,414
Administrative service fee	212
General and administrative expenses	1,205
Expense support	(1,257)
Net expenses	$16,381
Average debt outstanding	$535,035

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%. For period from June 30, 2023 (commencement of operations) to September 30, 2023, the Income Incentive Fee irrevocably waived by GC Advisors was $0.3 million.

As of September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, there was no accrual of capital gain incentive fee under GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. There were $3.4 million of expenses reimbursed to the Administrator during the period from June 30, 2023 (commencement of operations) to September 30, 2023. As of September 30, 2023, included in accounts payable and accrued expenses was $3.6 million, including $1.3 million of Expense Support Payments, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investment transactions for the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
(In thousands)
Net realized gain (loss) on investments	$89
Net realized gain (loss) on foreign currency transactions	1,507
Net realized gain (loss) on investment transactions	$1,596
Unrealized appreciation from investments	$3,233
Unrealized (depreciation) from investments	(2,541)
Unrealized appreciation (depreciation) on foreign currency translation	(1,279)
Net change in unrealized appreciation (depreciation) on investment transactions	$(587)
Net realized gain (loss) on extinguishment of debt	$(1,541)

During the period from June 30, 2023 (commencement of operations) to September 30, 2023, we had a net realized gain of $1.6 million primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we had $3.2 million in unrealized appreciation on 76 portfolio company investments, which was offset by $2.5 million in unrealized depreciation on 79 portfolio company investments. Unrealized appreciation for the period from June 30, 2023 (commencement of operations) to September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the period from June 30, 2023 (commencement of operations) to September 30, 2023 primarily resulted from the amortization of discounts during the quarter on recently originated loans.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we had a realized loss on extinguishment of debt of $1.5 million, which represents the unamortized discount on the notes issued under the CLO Vehicle Credit Facility at termination.

Liquidity and Capital Resources

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $51.3 million. During the period, cash used in operating activities was $1,154.4 million, primarily as a result of purchases and fundings of portfolio investments of $1,200.5 million, partially offset by proceeds from principal payments of $22.8 million. During the same period, cash provided by financing activities was $1,205.7 million, primarily driven by borrowings on debt of $1,117.4 million and proceeds from the issuance of common shares of $650.3 million, that were partially offset by repayments of debt of $544.3 million and distributions paid of $7.9 million.

As of September 30, 2023, we had cash and cash equivalents of $35.0 million. In addition, as of September 30, 2023, we had foreign currencies of $0.9 million and restricted cash and cash equivalents of $14.8 million. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility, which, as of September 30, 2023, allowed us to borrow up to $490.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2023, we had outstanding debt under the SMBC Credit Facility of $176.8 million. As of September 30, 2023, subject to leverage and borrowing base restrictions, we had $313.2 million of remaining commitments and $242.7 million of availability on the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of September 30, 2023, we were permitted to borrow up to $50.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of September 30, 2023, we had no amounts outstanding under the Adviser Revolver.

Debt Securitizations

2023 Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. The Class A-1 Notes are included in the September 30, 2023 Consolidated Statement of Financial Condition as our debt and the Class A-2 Notes and Subordinated 2023 Notes were eliminated in consolidation. As of September 30, 2023, we had outstanding debt under the 2023 Debt Securitization of $395.5 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 1.0x to 1.50x. As of September 30, 2023, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 213.9% and 0.88x, respectively.

As of September 30, 2023, we had outstanding commitments to fund investments totaling $20.8 million, including $3.7 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2023, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2023 is included in Note 6 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2023. As of September 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend, refinance, or enter into new leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also could not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

Portfolio Composition, Investment Activity and Yield

As of September 30, 2023, we had investments in 153 portfolio companies with a total fair value of $1,178.6 million.

The following table shows the asset mix of our new investment commitments for the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Period from June 30, 2023 (commencement of operations) to September 30, 2023
	(In thousands)	Percentage
Senior secured	$220,092	17.7%
One stop	1,020,647	82.3
Equity	94	0.0 *
Total new investment commitments	$1,240,833	100.0%

*    Represents an amount less than 0.1%
For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we had approximately $22.8 million in proceeds from principal payments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2023(1)
	Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured	$218,131	$216,997	$216,911
One stop	977,668	962,485	961,628
Equity	N/A	94	94
Total	$1,195,799	$1,179,576	$1,178,633

(1)As of September 30, 2023, $55.4 million and $55.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of September 30, 2023, we had no loans on non-accrual status. As of September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 98.6%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of middle-market investments originated and the weighted average rate of sales and payoffs of portfolio companies during the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Weighted average rate of new investment fundings	11.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.6%
Weighted average fees of new investment fundings	1.8%
Weighted average rate of sales and payoffs of portfolio investments	9.0%

As of September 30, 2023, 97.4% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $73.6 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower could be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

For any investment rated 1, 2 or 3, GC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of trustees review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023:

	As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$3,427	0.3%
4	1,152,235	97.8
3	22,971	1.9
2	—	—
1	—	—
Total	$1,178,633	100.0%

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and broadly syndicated loans and (iii) portfolio companies with any loans on non-accrual status.

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2023.

Weighted Average Price[1]
Category	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.6%
Internal Performance Rating 3 (Performing Below Expectations)	97.1
Total	98.6%

(1)Includes only debt investments held as of September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

Distributions

We intend to make periodic distributions to our shareholders as determined by our board of trustees. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could potentially limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure shareholders that they will receive any distributions.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations can differ from net investment income and realized gains recognized for financial reporting purposes. Differences are permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions could be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders could be the original capital invested by the shareholder rather than our income or gains. Shareholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, our shareholders’ cash distributions will be automatically reinvested in additional shares of our common shares unless a shareholder specifically “opts out” of our dividend reinvestment plan. If a shareholder opts out, that shareholder will receive cash distributions. Although distributions paid in the form of additional shares of our common shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, shareholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

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
•Under the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We entered into the Expense Support Agreement with GC Advisors, pursuant to which GC Advisors may elect to pay certain expenses on our behalf, provided that no portion of the payment will be used to pay any interest or any of our distribution and/or shareholder servicing fees.
•GC Advisors serves as collateral manager to the 2023 Issuer under the 2023 Collateral Management Agreement. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.
•On July 3, 2023, we entered into the Adviser Revolver with GC Advisors as the lender, pursuant to which GC Advisors has provided us with a $50 million unsecured, revolving line of credit for borrowings on a short-term basis to fulfill our working capital needs.
•On April 27, 2023, an affiliate of GC Advisors purchased 2,000 shares of our Class F common shares of beneficial interest at $25.00 per share.
•On July 1, 2023, we entered into the Share Purchase and Sale Agreement, with GCP HS Fund, GCP CLO Holdings Sub LP, and GC Advisors, in which we acquired all of the assets and liabilities (“Seed Assets”) of the CLO Vehicle through the purchase of 100% of the beneficial interests in, and 100% of the subordinated notes issued by the CLO Vehicle. The Seed Assets consisted of loans to 80 borrowers, cash and other assets.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub
Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital BDC 4, Inc., or GBDC 4, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and trustees serve in similar capacities for GBDC, GBDC 3, GDLC, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLC, GDLCU, GBDC 4 and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, trustees and employees. Our officers and trustees also remain subject to the duties imposed by both the 1940 Act and Delaware law.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported.

Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our board of trustees under our valuation policy and process.

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

Our board of trustees is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board of trustees undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The audit committee of our board of trustees reviews these preliminary valuations. At least once annually, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The board of trustees discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period from June 30, 2023 (commencement of operations) to September 30, 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of trustees, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of trustees to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. As of September 30, 2023, $139.9 million and $1,038.7 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, all money market funds included in cash, cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which such investment had previously been recorded.

Our investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, the board of directors of a registered investment company or BDC is permitted to delegate to a valuation designee, which could be its investment adviser, the responsibility to determine fair value of investments in good faith subject to the oversight of the board. Our board of trustees makes a determination of fair value of our investments for which market quotations are not readily available in accordance with our valuation policies and procedures and has not designated GC Advisors or any other entity as a valuation designee.

In connection with each sale of our common shares, we make a determination that we are not selling common shares at a price below the then-current net asset value per share of common shares at the time at which the sale is made or otherwise in violation of the 1940 Act. GC Advisors will consider the following factors, among others, in making such determination:

•The net asset value of our common shares disclosed in the most recent periodic report filed with the SEC;
•Its assessment of whether any change in the net asset value per share of our common shares has occurred (including through the realization of gains on the sale of portfolio securities) during the period beginning on the date of the most recently disclosed net asset value per share of our common shares and ending on the date on which the offering price for such month is determined; and
•The magnitude of the difference between the sale price of the shares of commons shares and management’s assessment of any change in the net asset value per share of our common shares during the period discussed above.

Valuation of Other Financial Assets and Liabilities

The fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Certain preferred equity securities that contain a PIK dividend provision are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statement of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2023, we had no portfolio company investments on non-accrual status.

Income taxes: We intend to elect to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our shareholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our shareholders, which will generally relieve us from U.S. federal income taxes on amounts distributed.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we did not record any U.S. federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations.

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the board of trustees in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2023, the weighted average floor on the loans subject to floating interest rates was 0.73%. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 6 of our consolidated financial statements), the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate and the Class A-1 Notes and Class A-2 Notes issued in connection with the 2023 Debt Securitization have floating rate interest provisions based on three-month term SOFR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2023 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(23,915)	$(11,445)	$(12,470)
Down 150 basis points	(17,937)	(8,584)	(9,353)
Down 100 basis points	(11,958)	(5,723)	(6,235)
Down 50 basis points	(5,979)	(2,861)	(3,118)
Up 50 basis points	5,979	2,861	3,118
Up 100 basis points	11,958	5,723	6,235
Up 150 basis points	17,937	8,584	9,353
Up 200 basis points	23,915	11,445	12,470

(1) Assumes applicable three-month base rate as of September 30, 2023, with the exception of SONIA and Prime that utilize the September 30, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the Adviser Revolver, the 2023 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We could in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Golub Capital Private Credit Fund and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Golub Capital Private Credit Fund and Subsidiaries (the Company), including the consolidated schedule of investments, as of September 30, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the period from June 30, 2023 (commencement of operations) to September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023, and the results of its operations, changes in its net assets, and its cash flows for the period from June 30, 2023 (commencement of operations) to September 30, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023, by correspondence with the custodians. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Chicago, Illinois
November 22, 2023

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Financial Condition
(In thousands, except share and per share data)

September 30, 2023

Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $1,179,576)	$1,178,633
Cash and cash equivalents	35,045
Foreign currencies (cost of $1,166)	919
Restricted cash and cash equivalents	14,758
Interest receivable	17,136
Receivable for investments sold	9,900
Deferred offering costs	3,435
Other assets	4,230
Total Assets	$1,264,056
Liabilities
Debt	$572,270
Less unamortized debt issuance costs	(6,190)
Debt less unamortized debt issuance costs	566,080
Interest payable	1,472
Distributions payable	5,488
Management and incentive fees payable	4,083
Payable for investments purchased	28,969
Accrued trustee fees	63
Accounts payable and accrued expenses	4,563
Total Liabilities	610,718
Commitments and Contingencies (Note 8)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 26,133,510.522 shares issued and outstanding as of September 30, 2023	261
Paid in capital in excess of par	652,789
Distributable earnings (losses)	288
Total Net Assets	653,338
Total Liabilities and Total Net Assets	$1,264,056
Number of common shares outstanding (Class I)	26,133,510.522
Net asset value per common share (Class I)	$25.00
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Operations
(In thousands, except per share data)

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Investment income
Interest income	$32,603
Payment-in-kind interest income	601
Fee income	132
Total investment income	33,336
Expenses
Interest and other debt financing expenses	10,724
Base management fee	2,049
Incentive fee	2,374
Professional fees	1,414
Administrative service fee	212
General and administrative expenses	1,205
Total expenses	17,978
Incentive fee waived (Note 3)	(340)
Expense support (Note 3)	(1,257)
Net expenses	16,381
Net investment income	16,955
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	89
Foreign currency transactions	1,507
Net realized gain (loss) on investment transactions	1,596
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	692
Translation of assets and liabilities in foreign currencies	(1,279)
Net change in unrealized appreciation (depreciation) on investment transactions	(587)
Net gain (loss) on investment transactions	1,009
Net realized gain (loss) on extinguishment of debt	(1,541)
Net increase (decrease) in net assets resulting from operations	$16,423
Per Common Share Data
Basic and diluted earnings per Class I common share (Note 11)	$0.63
Basic and diluted weighted average Class I common shares outstanding (Note 11)	26,035,443

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Changes in Net Assets
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at June 30, 2023 (commencement of operations)	2,000.000	$—	$50	$—	$50
Issuance of common shares (Class I)	26,010,927.600	260	650,013	—	650,273
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,955	16,955
Net realized gain (loss) on investment transactions	—	—	—	1,596	1,596
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(587)	(587)
Net realized gain (loss) on extinguishment of debt	—	—	—	(1,541)	(1,541)
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan (Class I)	120,582.922	1	3,017	—	3,018
Distributions from distributable earnings (losses) (Class I)	—	—	—	(10,938)	(10,938)
Distributions declared and payable (Class I)	—	—	—	(5,488)	(5,488)
Tax reclassification of shareholders equity in accordance with generally accepted accounting principles	—	—	(291)	291	—
Total increase (decrease) for the period from June 30, 2023 (commencement of operations) to September 30, 2023	26,131,510.522	261	652,739	288	653,288
Balance at September 30, 2023	26,133,510.522	$261	$652,789	$288	$653,338
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands)

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,423
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	87
Amortization of discounts on liabilities	39
Accretion of discounts and amortization of premiums	(1,196)
Net realized (gain) loss on investments	(89)
Net realized (gain) loss on foreign currency transactions	(1,507)
Net realized gain (loss) on extinguishment of debt	1,541
Net change in unrealized (appreciation) depreciation on investments	(692)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1,279
Proceeds from (fundings of) revolving loans, net	63
Purchases and fundings of investments	(1,200,525)
Proceeds from principal payments of portfolio investments	22,779
Payment-in-kind interest capitalized	(513)
Changes in operating assets and liabilities:
Interest receivable	(17,136)
Receivable for investments sold	(9,900)
Other assets	(4,230)
Interest payable	1,472
Management and incentive fees payable	4,083
Payable for investments purchased	28,969
Accrued trustee fees	63
Accounts payable and accrued expenses	4,563
Net cash provided by (used in) operating activities	(1,154,427)
Cash flows from financing activities
Borrowings on debt	1,117,370
Repayments of debt	(544,312)
Capitalized debt issuance costs	(6,277)
Deferred offering costs	(3,435)
Proceeds from issuance of common shares	650,273
Distributions paid	(7,920)
Net cash provided by (used in) financing activities	1,205,699
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	51,272
Effect of foreign currency exchange rates	(600)
Cash and cash equivalents, beginning of period	50
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$50,722
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,126
Distributions declared for the period	16,426
Supplemental disclosure of non-cash financing activity:
Shares issued in connection with dividend reinvestment plan	$3,018
Change in distributions payable	5,488
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

As of
September 30, 2023
Cash and cash equivalents	$35,045
Foreign currencies (cost of $1,166)	919
Restricted cash and cash equivalents	14,758
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statement of Cash Flows	$50,722
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
AI Convoy US Borrower, LLC ^(7)(11)	Senior secured	L +	3.50%	(a)	8.89%	1/1/2027	$2,301	$2,304	0.4%	$2,303
Bleriot US Bidco Inc.^(7)(17)	Senior secured	SF +	4.00%	(j)	9.65%	10/1/2028	2,993	3,007	0.5	3,000
Dynasty Acquisition Co.^(17)	Senior secured	SF +	4.00%	(i)	9.32%	8/1/2028	2,095	2,084	0.3	2,093
Dynasty Acquisition Co.^(7)(17)	Senior secured	SF +	4.00%	(i)	9.32%	8/1/2028	898	893	0.1	897
Transdigm Inc.^(7)(17)	Senior secured	SF +	3.25%	(j)	8.64%	8/1/2028	1,437	1,439	0.2	1,439
							9,724	9,727	1.5	9,732
Airlines
Accelya Lux Finco S.A.R.L.*(7)(11)	One stop	SF +	6.00%	(j)	11.49%	12/1/2026	1,489	1,420	0.2	1,414
Brown Group Holding, LLC ^(17)	Senior secured	SF +	3.75%	(i)(j)	9.12%	6/1/2029	2,993	2,996	0.4	2,994
KKR Apple Bidco, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.32%	9/1/2028	2,990	2,998	0.5	2,991
							7,472	7,414	1.1	7,399
Auto Components
COP CollisionRight Holdings, Inc.*^	One stop	SF +	5.25%	(j)	10.79%	4/1/2028	23,425	22,759	3.6	23,191
OEConnection, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.42%	9/1/2026	1,444	1,438	0.2	1,442
							24,869	24,197	3.8	24,633
Automobiles
Denali Midco 2, LLC*^	One stop	SF +	6.25%	(i)	11.67%	12/1/2027	19,899	19,335	3.0	19,501
JHCC Holdings LLC*	One stop	SF +	5.25%	(j)	10.79%	9/1/2025	9,600	9,218	1.5	9,456
National Express Wash Parent Holdco, LLC*^	One stop	SF +	5.50%	(j)(k)	10.89%	7/1/2029	19,886	19,123	2.9	19,090
TWAS Holdings, LLC*^	One stop	SF +	6.75%	(i)	12.17%	12/1/2026	23,182	22,752	3.5	22,951
							72,567	70,428	10.9	70,998
Beverages
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(i)	11.67%	7/1/2025	17,770	17,770	2.7	17,414

Chemicals
Inhance Technologies Holdings LLC*	One stop	SF +	6.00%	(j)	11.40%	7/1/2024	9,952	9,650	1.5	9,405
Inhance Technologies Holdings LLC^	One stop	SF +	6.00%	(j)	11.40%	7/1/2024	4,916	4,767	0.7	4,646
Innophos Holdings, Inc.^(7)(17)	Senior secured	SF +	3.25%	(i)	8.68%	2/1/2027	3,438	3,444	0.5	3,427
W.R. Grace & Co^(7)(17)	Senior secured	SF +	3.75%	(j)	9.40%	8/1/2028	530	530	0.1	527
							18,836	18,391	2.8	18,005
Commercial Services and Supplies
BrightView Landscapes, LLC ^(7)(17)	Senior secured	SF +	3.25%	(j)	8.62%	4/1/2029	1,242	1,234	0.2	1,245
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(j)	11.66%	9/1/2030	1,838	1,801	0.3	1,801
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(j)	11.66%	9/1/2028	31	26	—	26
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	6.25%		N/A(6)	9/1/2030	—	(4)	—	(4)
Radwell Parent, LLC*	One stop	SF +	6.53%	(j)	12.02%	3/1/2029	15,919	15,919	2.4	15,919
							19,030	18,976	2.9	18,987
Construction & Engineering
Belfor USA Group Inc.^	Senior secured	SF +	4.00%	(i)	9.43%	4/1/2026	1,995	2,002	0.3	1,999
Pike Corporation^(7)(17)	Senior secured	SF +	3.50%	(i)	8.82%	1/1/2028	1,995	2,000	0.3	2,000
							3,990	4,002	0.6	3,999
Construction Materials
U.S. Silica Company^(7)(17)	Senior secured	SF +	4.75%	(i)	10.17%	3/1/2030	2,911	2,901	0.4	2,921
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
AmerCareRoyal LLC*(16)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/1/2025	$1,599	$1,599	0.2%	$1,599
AOT Packaging Products Acquisitionco, LLC ^(17)	Senior secured	SF +	3.25%	(i)	8.68%				3/1/2028	3,167	3,128	0.5	3,113
Berlin Packaging, LLC^(17)	Senior secured	SF +	3.75%	(i)(j)	9.34%				3/1/2028	2,992	2,969	0.5	2,965
Chase Intermediate*^	One stop	SF +	5.25%	(i)(j)(k)	10.95%				10/1/2028	14,871	14,588	2.2	14,574
Pegasus BidCo^(7)(12)(17)	Senior secured	SF +	4.25%	(j)	9.61%				7/1/2029	3,491	3,503	0.6	3,498
Reynolds Group Holdings^(7)(17)	Senior secured	SF +	3.25%	(i)	8.68%				10/1/2028	3,492	3,498	0.5	3,492
Technimark, LLC^(17)	Senior secured	SF +	3.75%	(i)	9.18%				6/1/2028	2,992	2,956	0.5	2,964
WP Deluxe Merger Sub^(17)	Senior secured	SF +	3.50%	(j)	9.15%				5/1/2028	3,491	3,457	0.5	3,477
										36,095	35,698	5.5	35,682
Diversified Consumer Services
Certus Pest, Inc.^	One stop	SF +	7.50%	(j)	13.04%				2/1/2026	4,180	4,142	0.6	4,138
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				2/1/2026	3,910	3,875	0.6	3,871
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				2/1/2026	3,285	3,255	0.5	3,252
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				2/1/2026	2,985	2,958	0.5	2,955
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				2/1/2026	1,805	1,788	0.3	1,787
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				2/1/2026	1,434	1,421	0.2	1,420
COP Exterminators Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	11.02%				7/1/2029	780	771	0.1	770
COP Exterminators Acquisitions, Inc.^(5)	Senior secured	SF +	5.50%		N/A(6)				7/1/2029	—	(1)	—	(1)
COP Exterminators Acquisitions, Inc.^(5)	Senior secured	SF +	5.50%		N/A(6)				7/1/2029	—	(7)	—	(5)
HS Spa Holdings, Inc.*	One stop	SF +	5.75%	(k)	11.07%				6/1/2029	7,960	7,807	1.2	7,880
Liminex, Inc.^	One stop	SF +	7.25%	(j)	12.79%				11/1/2026	10,679	10,531	1.6	10,679
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	10.42%				6/1/2027	7,560	7,560	1.2	7,560
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	10.42%				6/1/2027	3,876	3,876	0.6	3,876
RW AM Holdco LLC*	One stop	SF +	5.25%	(k)	10.82%				4/1/2028	11,390	10,958	1.7	11,048
										59,844	58,934	9.1	59,230
Diversified Financial Services
Finastra USA, Inc.^(7)	One stop	SF +	7.25%	(k)	12.71%				9/1/2029	20,821	20,408	3.1	20,405
Finastra USA, Inc.^(7)	One stop	SF +	7.25%	(i)	12.58%				9/1/2029	11	10	—	10
Focus Financial Partners, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.82%				6/1/2028	3,500	3,494	0.5	3,501
Higginbotham Insurance Agency, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				11/1/2028	—	(32)	—	(33)
Howden Group Holdings Limited ^(7)(9)(17)	Senior secured	SF +	3.25%	(i)	8.69%				11/1/2027	2,992	2,992	0.5	2,987
Mariner Wealth Advisors, LLC^	Senior secured	SF +	3.25%	(j)	8.74%				8/1/2028	2,992	2,921	0.4	2,970
Mariner Wealth Advisors, LLC^	Senior secured	SF +	4.25%	(j)	9.65%				8/1/2028	499	494	0.1	499
The Dun & Bradstreet Corporation^(7)(17)	Senior secured	SF +	3.00%	(i)	8.32%				1/1/2029	3,182	3,198	0.5	3,181
										33,997	33,485	5.1	33,520
Food and Staples Retailing
Eagle Parent Corp.^(17)	Senior secured	SF +	4.25%	(j)	9.64%				4/1/2029	3,491	3,437	0.5	3,402

Food Products
Louisiana Fish Fry Products, Ltd.*	One stop	SF +	6.25%	(j)	11.79%				7/1/2027	8,895	8,394	1.3	8,628

Health Care Technology
Alegeus Technologies Holdings Corp.*	Senior secured	SF +	8.25%	(k)	13.36%				9/1/2024	6,000	6,000	0.9	6,000
ESO Solution, Inc.^	One stop	SF +	7.00%	(j)	12.40%				5/1/2027	5,250	5,194	0.8	5,198
GHX Ultimate Parent Corporation^	Senior secured	SF +	4.75%	(j)	10.12%				6/1/2027	998	1,000	0.2	999
Mediware Information Systems, Inc.^(17)	Senior secured	SF +	3.25%	(i)	8.68%				3/1/2028	1,995	1,971	0.3	1,973
Neptune Holdings, Inc.^	One stop	SF +	6.00%	(k)	11.50%				9/1/2030	5,646	5,562	0.9	5,575
Neptune Holdings, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				8/1/2029	—	(1)	—	(1)
Qgenda Intermediate Holdings, LLC*^	One stop	SF +	5.00%	(j)	10.49%				6/1/2025	17,492	17,186	2.6	17,142
Qgenda Intermediate Holdings, LLC^	One stop	SF +	5.00%	(j)	10.49%				6/1/2025	2,984	2,932	0.4	2,925
Stratose Intermediate Holdings II, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%				9/1/2026	3,491	3,499	0.5	3,496
Tebra Technologies, Inc.^(16)	One stop	SF +	8.00%	(i)	9.92%	cash/	3.50%	PIK	6/1/2025	10,441	10,463	1.6	10,493
										54,297	53,806	8.2	53,800
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(j)	11.27%				7/1/2026	$11,665	$11,558	1.8%	$11,549
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(j)	11.27%				7/1/2026	3,762	3,727	0.6	3,724
CCSL Holdings, LLC*(7)	One stop	SF +	6.00%	(i)	11.42%				12/1/2026	11,846	11,618	1.8	11,728
CMI Parent Inc.*	Senior secured	SF +	4.75%	(i)	10.17%				8/1/2025	6,964	6,964	1.0	6,964
Medline Borrower, LP ^(7)(17)	Senior secured	SF +	3.25%	(i)	8.68%				10/1/2028	3,491	3,470	0.5	3,486
										37,728	37,337	5.7	37,451
Healthcare Providers and Services
AHP Health Partners, Inc. ^(7)(17)	Senior secured	SF +	3.50%	(i)	8.93%				8/1/2028	2,992	3,000	0.5	2,996
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*	One stop	SF +	6.13%	(j)	11.65%				3/1/2027	11,819	11,764	1.8	11,819
Bamboo US Bidco LLC^	One stop	SF +	6.00%	(i)	11.32%				9/1/2030	7,871	7,635	1.2	7,635
Bamboo US Bidco LLC^(7)(8)	One stop	E +	6.00%	(c)	9.86%				9/1/2030	5,179	5,023	0.8	5,023
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				9/1/2029	—	(50)	—	(50)
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				9/1/2030	—	(18)	—	(18)
CCRR Parent, Inc.^	Senior secured	SF +	3.75%	(i)	9.18%				3/1/2028	2,992	2,935	0.4	2,865
Midwest Veterinary Partners, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.43%				4/1/2028	2,487	2,440	0.4	2,468
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(7)(8)(10)	One stop	C +	5.50%	(g)	11.01%				5/1/2028	10,989	10,740	1.6	10,440
Pharmerica^(17)	Senior secured	SF +	3.25%	(i)	8.68%				3/1/2026	2,992	2,975	0.4	2,977
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	6.75%	(j)	12.32%				1/1/2026	19,893	19,893	3.0	19,893
Verscend Holding Corp.^(17)	Senior secured	SF +	4.00%	(i)	9.43%				8/1/2025	2,992	2,999	0.5	2,997
										70,206	69,336	10.6	69,045
Hotels, Restaurants and Leisure
BJH Holdings III Corp.*	One stop	SF +	4.50%	(j)	9.90%				8/1/2025	9,975	9,799	1.5	9,875
Fertitta Entertainment, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.32%				1/1/2029	3,491	3,465	0.5	3,462
Health Buyer, LLC*	Senior secured	SF +	5.25%	(b)(j)	10.80%				4/1/2029	4,950	4,855	0.7	4,777
Scientific Games Holdings LP^(17)	Senior secured	SF +	3.50%	(j)	8.77%				4/1/2029	2,992	2,966	0.5	2,979
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(j)	10.29%				11/1/2025	23,099	23,099	3.5	23,099
Tropical Smoothie Cafe Holdings, LLC*^	One stop	SF +	4.75%	(j)	10.27%				9/1/2026	19,466	19,466	3.0	19,466
YE Brands Holding, LLC^	One stop	SF +	5.75%	(i)	11.18%				10/1/2027	6,396	6,333	1.0	6,332
YE Brands Holding, LLC^(5)	One stop	SF +	5.50%		N/A(6)				10/1/2027	—	—	—	(1)
										70,369	69,983	10.7	69,989
Household Products
WU Holdco, Inc.*	One stop	SF +	5.50%	(j)	11.04%				3/1/2026	4,054	3,870	0.6	3,932
WU Holdco, Inc.*	One stop	SF +	5.50%	(j)	11.04%				3/1/2026	2,069	1,975	0.3	2,007
										6,123	5,845	0.9	5,939
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(j)	10.22%				4/1/2026	6,778	6,654	1.0	6,642
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(j)	10.24%				4/1/2026	4,417	4,336	0.7	4,328
CPM Holdings, Inc.^	Senior secured	SF +	3.50%	(i)	8.93%				11/1/2025	8	8	—	8
EAB Global, Inc. ^(17)	Senior secured	L +	3.50%	(a)	8.87%				8/1/2028	3,183	3,164	0.5	3,165
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.75%	(d)	9.54%				8/1/2029	14,730	15,056	2.2	14,583
										29,116	29,218	4.4	28,726
Insurance
Acrisure, LLC^(17)	Senior secured	L +	4.25%	(a)	9.68%				2/1/2027	2,992	2,955	0.5	2,991
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				7/1/2027	7,840	7,766	1.2	7,762
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				7/1/2027	3,560	3,527	0.5	3,525
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				7/1/2027	3,142	3,113	0.5	3,111
AssuredPartners Capital, Inc.^(7)(17)	Senior secured	SF +	3.50%	(i)	8.82%				2/1/2027	3,298	3,297	0.5	3,293
Captive Resources Midco, LLC*(16)	One stop	SF +	5.25%	(i)	5.29%	cash/	5.78%	PIK	7/1/2029	8,258	8,258	1.3	8,258
Compass Investors, Inc. ^(17)	Senior secured	SF +	3.75%	(j)	9.14%				11/1/2029	2,992	3,000	0.4	2,994
Galway Borrower LLC*	One stop	SF +	5.25%	(j)	10.64%				9/1/2028	11,321	10,997	1.7	10,981
Hub International Limited^(7)(17)	Senior secured	SF +	4.00%	(j)	9.37%				11/1/2029	2,993	3,006	0.4	3,001
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(i)(j)(k)	11.38%	7/1/2030	$896	$874	0.1%	$873
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)	7/1/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)	7/1/2030	—	(3)	—	(3)
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.50%		N/A(6)	8/1/2026	—	—	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	6.00%		N/A(6)	8/1/2026	—	(28)	—	(57)
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(j)	11.04%	7/1/2025	19,944	19,770	3.0	19,745
Majesco*^	One stop	SF +	7.38%	(j)	12.77%	9/1/2027	21,477	21,477	3.3	21,477
OneDigital Borrower, LLC^	Senior secured	SF +	4.25%	(i)	9.67%	11/1/2027	2,992	2,980	0.5	2,994
							91,705	90,988	13.9	90,944
IT Services
Acquia, Inc.^	One stop	L +	7.00%	(a)	12.34%	10/1/2025	9,956	9,956	1.5	9,956
Delinea Inc.*	One stop	SF +	5.75%	(j)	11.29%	3/1/2028	8,954	8,615	1.4	8,775
Delinea Inc.*	One stop	SF +	5.75%	(j)	11.29%	3/1/2028	4,895	4,710	0.7	4,797
GXS Group, Inc. ^(7)(10)(17)	Senior secured	SF +	2.75%	(i)	8.17%	1/1/2030	1,702	1,711	0.3	1,705
Infinisource, Inc.*	One stop	SF +	4.50%	(k)	10.09%	10/1/2026	4,216	4,138	0.7	4,216
Netwrix Corporation*	One stop	SF +	5.00%	(j)(k)	10.37%	6/1/2029	8,798	8,630	1.3	8,622
Saturn Borrower Inc.*(16)	One stop	SF +	6.50%	(j)	12.04%	9/1/2026	8,317	7,857	1.2	7,985
UKG Inc.^(17)	Senior secured	SF +	3.25%	(j)	8.62%	5/1/2026	3,312	3,273	0.5	3,307
WPEngine, Inc.^	One stop	SF +	6.50%	(k)	11.92%	8/1/2029	953	934	0.1	938
WPEngine, Inc.^(5)	One stop	SF +	6.50%		N/A(6)	8/1/2029	—	(1)	—	(1)
							51,103	49,823	7.7	50,300
Leisure Products
Cast & Crew Payroll, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%	2/1/2026	2,992	2,976	0.5	2,988
EP Purchaser, LLC^(17)	Senior secured	SF +	3.50%	(j)	9.15%	11/1/2028	2,993	2,968	0.4	2,962
							5,985	5,944	0.9	5,950
Life Sciences Tools & Services
PAS Parent Inc.*^	One stop	SF +	5.25%	(i)	10.68%	12/1/2028	19,849	19,470	3.0	19,452

Machinery
Filtration Group Corp.^(17)	Senior secured	SF +	3.50%	(i)	8.93%	10/1/2028	2,992	2,992	0.5	2,984
Wireco Worldgroup Inc.^	Senior secured	SF +	4.25%	(i)	9.70%	11/1/2028	2,873	2,880	0.4	2,875
							5,865	5,872	0.9	5,859
Media
Triple Lift, Inc.*	One stop	SF +	5.75%	(j)	11.30%	5/1/2028	8,862	8,526	1.3	8,508
Triple Lift, Inc.*	One stop	SF +	5.75%	(j)	11.30%	5/1/2028	2,600	2,501	0.4	2,495
							11,462	11,027	1.7	11,003
Oil, Gas and Consumable Fuels
Envernus, Inc.*^	Senior secured	SF +	4.25%	(i)	9.67%	7/1/2025	20,510	20,420	3.1	20,408
Project Power Buyer, LLC*	One stop	SF +	7.00%	(j)	12.39%	5/1/2026	14,886	14,886	2.3	14,886
							35,396	35,306	5.4	35,294
Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)(11)	One stop	SF +	5.50%	(j)	10.89%	5/1/2029	19,900	19,328	3.0	19,303

Professional Services
Eliassen Group, LLC*	One stop	SF +	5.50%	(k)	10.84%	4/1/2028	4,905	4,905	0.8	4,905
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(i)(j)	11.45%	9/1/2028	15,919	15,919	2.4	15,919
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(j)	11.47%	9/1/2028	4,088	4,088	0.6	4,088
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.25%	(j)	10.77%	11/1/2028	15,840	15,387	2.4	15,364
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(i)	11.17%	12/1/2025	9,949	9,770	1.5	9,750
PGA Holdings, Inc.^(17)	Senior secured	SF +	3.50%	(j)	9.18%	7/1/2026	2,992	2,929	0.4	2,886
							53,693	52,998	8.1	52,912
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Road and Rail
Kenan Advantage Group, Inc.^	Senior secured	SF +	4.18%	(k)	9.48%				3/1/2026	$2,992	$2,996	0.5%	$2,989

Software
Anaplan, Inc.^	One stop	SF +	6.50%	(i)	11.82%				6/1/2029	10,000	9,904	1.5	10,000
Appfire Technologies, LLC*	One stop	SF +	5.50%	(j)	11.06%				3/1/2027	10,287	10,095	1.5	10,081
Apttus Corporation^(17)	Senior secured	SF +	4.00%	(i)	9.43%				5/1/2028	2,992	2,956	0.5	2,961
AQA Acquisition Holding, Inc. ^(17)	Senior secured	SF +	4.25%	(j)	9.91%				3/1/2028	1,995	1,975	0.3	1,988
Axiom Merger Sub Inc.^(7)(8)	One stop	E +	5.50%	(d)(e)	8.90%				4/1/2026	5,755	5,939	0.9	5,755
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(j)	10.04%				4/1/2027	3,000	3,000	0.5	3,000
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(i)	10.57%				5/1/2029	4,975	4,832	0.7	4,763
Bullhorn, Inc.*	One stop	SF +	5.75%	(j)	11.24%				9/1/2026	3,980	3,943	0.6	3,940
Bullhorn, Inc.*	One stop	SF +	5.75%	(j)	11.24%				9/1/2026	3,979	3,943	0.6	3,940
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	6.25%	(h)	11.44%				8/1/2030	4,373	4,468	0.7	4,308
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	6.25%	(f)	10.39%				8/1/2030	285	282	—	281
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				8/1/2030	—	(29)	—	(28)
ConnectWise, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%				10/1/2028	2,936	2,888	0.4	2,896
Daxko Acquisition Corporation*	One stop	SF +	5.50%	(i)	10.92%				10/1/2028	11,815	11,365	1.7	11,342
Dcert Buyer, Inc.^(17)	Senior secured	SF +	4.00%	(i)	9.32%				10/1/2026	2,992	2,996	0.5	2,978
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	6.00%	(h)	11.19%				8/1/2030	2,118	2,140	0.3	2,065
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(c)	9.86%				8/1/2030	532	534	0.1	518
Denali Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				8/1/2030	—	(9)	—	(9)
Diligent Corporation*	One stop	SF +	6.25%	(j)	11.77%				8/1/2025	5,969	5,917	0.9	5,910
ECI Macola/Max Holding, LLC^(17)	Senior secured	SF +	3.75%	(j)	9.40%				11/1/2027	1,995	1,995	0.3	1,994
EverCommerce Solutions, Inc.^(7)	Senior secured	SF +	3.25%	(i)	8.68%				7/1/2028	1,990	1,992	0.3	1,994
Evergreen IX Borrower 2023, LLC^	One stop	SF +	6.00%	(j)	11.39%				9/1/2030	11,885	11,588	1.8	11,587
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	6.00%		N/A(6)				10/1/2029	—	(33)	—	(33)
Hyland Software, Inc.^	One stop	SF +	6.00%	(i)	11.32%				9/1/2030	28,688	28,260	4.3	28,258
Hyland Software, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				9/1/2029	—	(1)	—	(2)
Juvare, LLC*	One stop	SF +	6.25%	(j)	11.82%				10/1/2026	5,568	5,311	0.8	5,290
Kaseya Inc.*(16)	One stop	SF +	6.25%	(j)	9.12%	cash/	2.50%	PIK	6/1/2029	8,017	7,864	1.2	7,937
LeadsOnline, LLC^	One stop	SF +	6.25%	(i)	11.58%				2/1/2028	4,463	4,353	0.7	4,351
LeadsOnline, LLC^	One stop	SF +	6.25%	(i)	11.58%				2/1/2028	787	768	0.1	768
LeadsOnline, LLC^(5)	One stop	SF +	6.25%		N/A(6)				2/1/2028	—	(1)	—	(1)
Neo Bidco GMBH^(7)(8)(11)(16)	One stop	E +	6.00%	(e)	9.95%				7/1/2028	172	176	—	172
Panzura, LLC^(16)	One stop	N/A			2.00%	cash/	13.00%	PIK	8/1/2027	50	44	—	44
PDI TA Holdings, Inc.*	One stop	SF +	4.50%	(j)	9.98%				10/1/2024	13,893	13,893	2.1	13,893
Personify, Inc.*	One stop	SF +	5.25%	(j)	10.64%				9/1/2024	8,636	8,636	1.3	8,636
Pluralsight, LLC^	One stop	SF +	8.00%	(j)	13.45%				4/1/2027	10,000	10,000	1.5	9,900
QAD, Inc.*	One stop	SF +	5.38%	(i)	10.69%				11/1/2027	9,949	9,949	1.5	9,949
S2P Acquisition Borrower, Inc.^(17)	Senior secured	SF +	4.00%	(i)	9.42%				8/1/2026	3,491	3,497	0.5	3,491
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.25%	(i)	11.58%				8/1/2029	10,000	9,904	1.5	9,900
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.75%	(d)	9.41%				7/1/2029	13,747	14,051	2.1	13,747
Telesoft Holdings LLC*	One stop	SF +	5.75%	(i)	11.17%				12/1/2025	5,746	5,669	0.9	5,660
Togetherwork Holdings, LLC*	One stop	SF +	6.00%	(i)	11.42%				3/1/2025	5,000	4,947	0.8	5,000
Workforce Software, LLC^(16)	One stop	SF +	7.25%	(j)	9.82%	cash/	3.00%	PIK	7/1/2025	9,145	8,986	1.4	9,054
Zendesk, Inc.^(16)	One stop	SF +	6.75%	(j)	8.90%	cash/	3.25%	PIK	11/1/2028	10,176	10,176	1.6	10,176
										241,381	239,163	36.4	238,454
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ashco, LLC^(17)	Senior secured	SF +	3.75%	(i)	9.18%	3/1/2028	$3,489	$3,481	0.5%	$3,486
Ave Holdings III, Corp*^	One stop	SF +	5.50%	(j)	11.04%	2/1/2028	15,830	15,380	2.4	15,354
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(j)	11.17%	8/1/2029	5,000	4,904	0.8	4,925
Southern Veterinary Partners, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.43%	10/1/2027	3,491	3,454	0.5	3,474
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(k)	11.40%	4/1/2028	24,623	24,157	3.6	23,638
							52,433	51,376	7.8	50,877
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(j)	11.79%	6/1/2028	11,730	11,173	1.7	11,026
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(j)	11.79%	6/1/2028	4,975	4,739	0.7	4,676
							16,705	15,912	2.4	15,702

Total debt investments							1,195,799	1,179,482	180.4	1,178,539

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Software
Denali Bidco Limited^(7)(9)	LP interest	N/A	N/A		N/A	70	$90	—%	$90
Panzura, LLC^	LLC units	N/A	N/A		N/A	1	4	—	4
							94	—	94

Total equity investments							94	—	94

Total investments							1,179,576	180.4	1,178,633

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(18)			$40,090	6.1%	$40,090
Total money market funds							40,090	6.1	40,090

Total investments and money market funds							$1,219,666	186.5%	$1,218,723

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in Note 6).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 6).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Bankers Acceptance Rate (”CDOR” or "C”), Australian Interbank Rate (”AUD” or ”A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or the London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan may have priced or repriced based on an index rate prior to September 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was last quoted on June 30, 2023 at 5.76%.
(b) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of September 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of September 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.95% as of September 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 4.13% as of September 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.14% as of September 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.51% as of September 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of September 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.32% as of September 30, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.40% as of September 30, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.47% as of September 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2023.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 5. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, total non-qualifying assets at fair value represented 16.0% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
(11)The headquarters of this portfolio company is located in Luxembourg.
(12)The headquarters of this portfolio company is located in Netherlands.
(13)The headquarters of this portfolio company is located in Finland.
(14)Equity investments are non-income producing securities, unless otherwise noted.
(15)Ownership of certain equity investments occurs through a holding company or partnership.
(16)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the period from June 30, 2023 (commencement of operations) to September 30, 2023.
(17)The fair value of this investment was valued using Level 2 inputs. See Note 5. Fair Value Measurements.
(18)The rate shown is the annualized seven-day yield as of September 30, 2023.

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital Private Credit Fund (“GCRED” or the “Company”), is a Delaware statutory trust formed on May 13, 2022. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, beginning with its tax year ended September 30, 2023, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on June 30, 2023. The Company’s fiscal year end is September 30.

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle-market and upper middle-market in the form of one stop and other senior secured loans. The Company may selectively invest in second lien and subordinated loans (including loans that rank senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) of private companies. The Company may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and the Company's portfolio may, but will not necessarily, initially be comprised of a greater percentage of such instruments than it will as the Company's investment program matures, though the exact allocation may vary from time to time depending on market conditions and available investment opportunities. The Company's portfolio may also include equity interests such as preferred equity, debt investments accompanied by equity-related securities (including warrants) and, to a limited extent, common equity investments, which generally would be obtained as part of providing a broader financing solution. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors, LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, which is currently Golub Capital LLC (the “Administrator”).

The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “SEC”). The Company has applied for exemptive relief from the SEC that, if granted, will permit the Company to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount (the “Public Offering”). There is no assurance, however, that the relief will be granted.

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

On July 1, 2023, the Company entered into a Share Purchase and Sale Agreement (the “Share Purchase and Sale Agreement”), by and among the Company, GCP HS Fund, GCP CLO Holdings Sub LP (each, a “Seller” and, collectively, “Sellers”), and the Investment Adviser. Pursuant to the Share Purchase and Sale Agreement, the Company acquired all of the assets and liabilities (the “Seed Assets”) of GCP SG Warehouse 2022-1 (the “CLO Vehicle”) through the purchase from the Sellers of 100% of the beneficial interests in, and 100% of the subordinated notes issued by the CLO Vehicle.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Company’s board of trustees (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See Note 5. Fair Value Measurements for further description of fair value methodology.

Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate any investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCRED Holdings LLC, Golub Capital Private Credit Fund CLO (“2023 Issuer”), formerly the CLO Vehicle, and Golub Capital Private Credit Fund CLO Depositor statutory trust in its consolidated financial statements.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statement of Financial Condition as investments. Those assets are owned by the 2023 Issuer, a special purpose entity, that is consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entity have received security interests in such assets and such assets are not intended to be available to the creditors of GCRED (or any affiliate of GCRED).

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Cash and cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents:  Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.
Foreign security and currency transactions involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, interest income included $1,196 of accretion of discounts. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company received loan origination fees of $2,432.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, interest income included $601 of PIK interest and the Company capitalized PIK interest of $513 into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned.
For the period from June 30, 2023 (commencement of operations) to September 30, 2023, fee income included no prepayment premiums.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $14,403.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company may have certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the period

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments and did not receive any payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not recognize dividend income received in cash and did not receive any return of capital distributions in cash.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statement of Operations.

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2023, the Company had no portfolio company investments on non-accrual status.
Income taxes: Beginning with its tax year ended September 30, 2023, the Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its shareholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2023.

Dividends and distributions: Dividends and distributions to common shareholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then shareholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common shares, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net offering price per share for such shares at the time the distribution is payable.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2023, the Company had deferred debt issuance costs of $6,190. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the period from June 30, 2023 (commencement of operations) to September 30, 2023 was $87.

Deferred offering costs: Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company amortized $291 of deferred offering costs, which are included in professional fees on the Consolidated Statement of Operations.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee.

Base Management Fee
The base management fee is calculated an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases and is payable quarterly in arrears. For purposes of the Investment Advisory Agreement, net assets means the Company’s assets less liabilities determined in accordance with GAAP.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the base management fees incurred by the Company were $2,049.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company pays the Investment Adviser quarterly in arrears an Income Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of Pre-Incentive Fee Net Investment Income Returns that exceeds the hurdle rate but is less than 1.43% is referred to as the “catch-up” provision; and
•12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

During the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Investment Adviser agreed to irrevocably waive $340 of Income Incentive Fees payable pursuant to the Investment Advisory Agreement. After taking into account the waiver, the Income Incentive Fee incurred for the period from June 30, 2023 (commencement of operations) to September 30, 2023 was $2,034 rather than $2,374.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(ii)     Capital gains based incentive fee (the “Capital Gain Incentive Fee”)

The second component of the incentive fee, the Capital Gain Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•12.5% of cumulative realized capital gains from July 1, 2023 through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gain Incentive Fee.

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. Each year, the fee paid for the Capital Gain Incentive Fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods.

During the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, there was no accrual of the capital gain incentive fee under GAAP. As of September 30, 2023, there was no cumulative accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statement of Financial Condition.

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”) and net offering price, preparing reports to shareholders and reports filed with the SEC, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, managing the payment of expenses and the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the allocable portion of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, to determine that those expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of September 30, 2023, included in accounts payable and other liabilities is $212 for accrued allocated shared services under the Administration Agreement.

Each of the Investment Advisory Agreement and the Administration Agreement was approved by the Board, and both became effective on April 28, 2023 and will continue in effect for an initial term of two years. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S shares and Class D shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, which are borne indirectly by all shareholders of the Company.

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

Distribution and Servicing Plan: On April 4, 2023, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	N/A

The shareholder servicing and/or distribution fees paid under the Distribution and Servicing Plan are used primarily to compensate the Managing Dealer for such services provided in connection with the offering and sale of shares of the Company, and/or to reimburse the Managing Dealer for related expenses incurred, including payments by the Managing Dealer to compensate or reimburse brokers, other financial institutions or other industry professionals, for distribution services and sales support services provided and related expenses. Payments of the shareholder servicing and/or distribution fee are also used to compensate the Managing Dealer for personal services and/or the maintenance of shareholder accounts services provided to shareholders in the related share class and may be made without regard to expenses actually incurred.

Payments of the shareholder servicing and/or distribution fees on behalf of a particular share class must be in consideration of services rendered for or on behalf of such class. In addition to the shareholder servicing and/or distribution fees, the Company also pays the Managing Dealer certain additional fees for its services under the Distribution and Servicing Plan, which are borne indirectly by all shareholders of the Company. Any fees paid pursuant to the Distribution and Servicing Plan may not exceed the maximum amounts, if any, as may from time to time be permitted by FINRA rules.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not incur any distribution and/or shareholder servicing fees.

Expense Support and Conditional Reimbursement Agreement: The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. The Investment Adviser may elect to pay certain expenses on the Company’s behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Support Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

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

The following table presents a summary of Expense Support Payments and the related Reimbursement Payments since the Company’s commencement of operations:

For the Month Ended	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser	Unreimbursed Expense Support Payments
June 30, 2023	$1,257	$—	$1,257
Total	$1,257	$—	$1,257

Public Offering Escrow Agreement: The Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A.. The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for at least 100 investors in such class (the “Minimum Shareholder Amount”) and the Company’s Board has authorized the release of the funds in the escrow account. If, as of the close of business on the one year anniversary of the commencement of the Public Offering, the Company has not satisfied the Minimum Shareholder Amount, the escrow agent will promptly send investors a full refund of their investment with interest and without deduction for escrow expenses. If the Company breaks escrow for its offering, interest earned on funds in escrow will be released to the Company’s account and constitute part of the Company’s net assets.

Other Related Party Transactions: On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of the Company’s Class F common shares at $25.00 per share. Following the completion of the Private Offering and prior to the commencement of the Public Offering, the Company's Class F shares were reclassified as Class I shares.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were $3,410 of expenses reimbursed to the Administrator for the period from June 30, 2023 (commencement of operations) to September 30, 2023. As of September 30, 2023, $3,639, which includes $1,257 of Expense Support Payments, of reimbursable expenses that were paid by the Administrator on behalf of the Company were included in accounts payable and accrued expenses on the Consolidated Statement of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of September 30, 2023, permits the Company to borrow a maximum of $50,000 and expires on July 3, 2026. Refer to Note 6. Borrowings for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of September 30, 2023 consisted of the following:

	As of September 30, 2023
	Principal	Amortized Cost	Fair Value
Senior secured	$218,131	$216,997	$216,911
One stop	977,668	962,485	961,628
Equity	N/A	94	94
Total	$1,195,799	$1,179,576	$1,178,633

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$187,087	15.9%
Midwest	207,317	17.6
Northeast	71,548	6.1
Southeast	302,001	25.6
Southwest	165,797	14.0
West	182,125	15.4
United Kingdom	10,468	0.9
Luxembourg	23,228	2.0
Canada	12,451	1.0
Netherlands	3,503	0.3
Finland	14,051	1.2
Total	$1,179,576	100.0%
Fair Value:
United States
Mid-Atlantic	$187,197	15.9%
Midwest	207,780	17.6
Northeast	70,836	6.0
Southeast	301,703	25.6
Southwest	165,791	14.0
West	182,532	15.5
United Kingdom	10,212	0.9
Luxembourg	23,192	2.0
Canada	12,145	1.0
Netherlands	3,498	0.3
Finland	13,747	1.2
Total	$1,178,633	100.0%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2023 were as follows:

	As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$9,727	0.8%
Airlines	7,414	0.6
Auto Components	24,197	2.1
Automobiles	70,428	6.0
Beverages	17,770	1.5
Chemicals	18,391	1.6
Commercial Services and Supplies	18,976	1.6
Construction & Engineering	4,002	0.3
Construction Materials	2,901	0.2
Containers and Packaging	35,698	3.0
Diversified Consumer Services	58,934	5.0
Diversified Financial Services	33,485	2.8
Food and Staples Retailing	3,437	0.3
Food Products	8,394	0.7
Health Care Technology	53,806	4.6
Healthcare Equipment and Supplies	37,337	3.2
Healthcare Providers and Services	69,336	5.9
Hotels, Restaurants and Leisure	69,983	5.9
Household Products	5,845	0.5
Industrial Conglomerates	29,218	2.5
Insurance	90,988	7.7
IT Services	49,823	4.2
Leisure Products	5,944	0.5
Life Sciences Tools & Services	19,470	1.7
Machinery	5,872	0.5
Media	11,027	0.9
Oil, Gas and Consumable Fuels	35,306	3.0
Pharmaceuticals	19,328	1.6
Professional Services	52,998	4.5
Road and Rail	2,996	0.3
Software	239,257	20.3
Specialty Retail	51,376	4.4
Trading Companies and Distributors	15,912	1.3
Total	$1,179,576	100.0%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2023
Fair Value:
Aerospace and Defense	$9,732	0.8%
Airlines	7,399	0.6
Auto Components	24,633	2.1
Automobiles	70,998	6.0
Beverages	17,414	1.5
Chemicals	18,005	1.5
Commercial Services and Supplies	18,987	1.6
Construction & Engineering	3,999	0.3
Construction Materials	2,921	0.2
Containers and Packaging	35,682	3.0
Diversified Consumer Services	59,230	5.0
Diversified Financial Services	33,520	2.8
Food and Staples Retailing	3,402	0.3
Food Products	8,628	0.7
Health Care Technology	53,800	4.6
Healthcare Equipment and Supplies	37,451	3.2
Healthcare Providers and Services	69,045	5.9
Hotels, Restaurants and Leisure	69,989	6.0
Household Products	5,939	0.5
Industrial Conglomerates	28,726	2.5
Insurance	90,944	7.7
IT Services	50,300	4.3
Leisure Products	5,950	0.5
Life Sciences Tools & Services	19,452	1.7
Machinery	5,859	0.5
Media	11,003	0.9
Oil, Gas and Consumable Fuels	35,294	3.0
Pharmaceuticals	19,303	1.6
Professional Services	52,912	4.5
Road and Rail	2,989	0.3
Software	238,548	20.3
Specialty Retail	50,877	4.3
Trading Companies and Distributors	15,702	1.3
Total	$1,178,633	100.0%

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period from June 30, 2023 (commencement of operations) to September 30, 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2023, $139,934 and $1,038,699 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Company takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
In addition, for certain debt investments, the Company bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following table presents fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2023:

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$139,934	$1,038,605	$1,178,539
Equity investments(1)	—	—	94	94
Money market funds(1)(2)	40,090	—	—	40,090
Total assets, at fair value:	$40,090	$139,934	$1,038,699	$1,218,723

(1) Refer to the Consolidated Schedule of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statement of Financial Condition.

The net change in unrealized appreciation (depreciation) for the period from June 30, 2023 (commencement of operations) to September 30, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statement of Operations attributable to the Company's Level 3 assets held as of September 30, 2023 was $(986).

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Period from June 30, 2023 (commencement of operations) to September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	649	—	649
Net translation of investments in foreign currencies	(1,635)	—	(1,635)
Realized gain (loss) on investments	89	—	89
Realized gain (loss) on translation of investments in foreign currencies	95	—	95
Fundings of (proceeds from) revolving loans, net	(63)	—	(63)
Purchases and fundings of investments	1,059,408	94	1,059,502
PIK interest and non-cash dividends	513	—	513
Proceeds from principal payments	(21,647)	—	(21,647)
Accretion of discounts and amortization of premiums	1,196	—	1,196
Fair value, end of period	$1,038,605	$94	$1,038,699
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$54,482	Yield analysis	Market interest rate	8.3% - 13.3% (9.6%)
		Market comparable companies	EBITDA multiples	8.0x - 24.0x (16.1x)
	22,495	Broker quotes	Broker quotes	N/A
One stop loans(2)	$961,628	Yield analysis	Market interest rate	8.5% - 19.5% (10.3%)
		Market comparable companies	EBITDA multiples	9.0x - 27.0x (16.3x)
		Market comparable companies	Revenue multiples	3.5x - 16.5x (8.5x)
Equity(3)	$94	Market comparable companies	EBITDA multiples	22.1x
			Revenue multiples	5.5x
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $875,119 and $86,509 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $90 and $4 of equity investments using EBITDA and revenue multiples, respectively.

The above table is not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may have been lower.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. Fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates.

The following is the carrying value and fair value of the Company’s debt as of September 30, 2023:

	As of September 30, 2023
	Carrying Value	Fair Value
Debt	$572,270	$572,270

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2023, the Company’s asset coverage for borrowed amounts was 213.9%.

2023 Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consist of $395,500 of AAA Class A-1 Notes (the “Class A-1 Notes”), which bear interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 Notes (the “Class A-2 Notes”), which bear interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated notes, which do not bear interest (the “Subordinated 2023 Notes”). The Company indirectly retained all of the Class A-2 Notes and Subordinated 2023 Notes which were eliminated in consolidation. The Class A-1 Notes are included in the September 30, 2023 Consolidated Statement of Financial Condition as debt of the Company.

Through October 26, 2027, all principal collections received on the underlying collateral may be used by the 2023 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2023 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2023 Debt Securitization, allowing the Company to maintain the initial leverage in the 2023 Debt Securitization. The Class A-1 and Class A-2 Notes are due on October 26, 2035. The Subordinated 2023 Notes are due in 2123.

As of September 30, 2023, there were 64 portfolio companies with total fair value of $663,233 securing the 2023 Notes. The pool of loans in the 2023 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2023 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of September 30, 2023 based on the last interest rate reset was 5.3%. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, annualized average interest rates and average outstanding balances for the 2023 Debt Securitization were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$849
Amortization of debt issuance costs	11
Total interest expense	$860
Annualized average stated interest rate	7.8%
Average outstanding balance	$42,989

As of September 30, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1 Notes were as follows:

Description	Class A-1 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$395,500
S&P Rating	"AAA"
Fitch Rating	"AAA"
Interest Rate	SOFR + 2.40%

The Investment Adviser serves as collateral manager to the 2023 Issuer receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2023 Issuer for rendering such collateral management services.

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. Under the SMBC Credit Facility, the lenders have agreed to extend credit to the Company in an initial aggregate amount of up to $490,000 in U.S. dollars and certain agreed upon foreign currencies with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $1,500,000 of additional commitments.

The SMBC Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $50,000, subject to increase or reduction from time to time pursuant to the terms of the SMBC Credit Facility.

The SMBC Credit Facility is secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries thereunder.

Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 2.00% or 2.125%, subject to compliance with a borrowing base test. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars, (ii) SONIA with respect to any advances denominated in U.K. pound sterling, (iii) EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies. Borrowings under the SMBC Credit Facility in U.S Dollars and U.K. pound sterling may also be subject to a flat credit adjustment spread of 0.10% and 0.0326%, respectively, subject to compliance with a borrowing base test.
The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the SMBC Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the SMBC Credit Facility. The Company may request borrowings on the SMBC Credit Facility (the “Availability Period”) through September 6, 2027 (the “Commitment Termination Date”), and the SMBC Credit

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Facility requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Commitment Termination Date. The SMBC Credit Facility matures on September 6, 2028.

As of September 30, 2023, the Company had outstanding debt of $176,770 and no letters of credit outstanding under the SMBC Credit Facility.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, annualized average stated interest rate and average outstanding balance for the SMBC Facility were as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$581
Facility fees	41
Amortization of debt issuance costs	76
Total interest expense	$698
Annualized average stated interest rate	7.4%
Average outstanding balance	$31,041

CLO Vehicle Credit Facility: On July 1, 2023, in connection with the Share Purchase and Sale Agreement, the CLO Vehicle entered into an amended and restated credit agreement (the “CLO Vehicle Credit Facility”) by and among the CLO Vehicle, as borrower, Société Générale, as administrative agent, the lenders and the subordinated noteholders party thereto, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. On September 21, 2023, a portion of the proceeds from the 2023 Debt Securitization were used to repay all amounts outstanding on the CLO Vehicle Credit Facility, following which the agreements governing the CLO Vehicle Credit Facility were terminated. The termination of the CLO Vehicle Credit Facility resulted in a realized loss on extinguishment of debt of $1,541, which represents the unamortized discount on the notes issued under the CLO Vehicle Credit Facility at termination.

Prior to its termination, the CLO Vehicle Credit Facility allowed the Company to borrow up to $500,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The CLO Vehicle Credit Facility was secured by all of the assets held by the CLO Vehicle. Through June 7, 2024, all principal collections received on the underlying collateral could have been used by the Company to purchase new collateral under the direction of the Investment Manager, in its capacity as collateral manager, unless terminated earlier (the “Reinvestment Period”). The stated maturity of the CLO Vehicle Credit Facility was June 7, 2030. The applicable base rate for borrowings under the CLO Vehicle Credit Facility was term SOFR for borrowings in U.S. dollars, CDOR for borrowings in Canadian dollars and EURIBOR for borrowings in Euros. The applicable margin on borrowings under the CLO Vehicle Credit Facility through the September 21, 2023 termination date was 2.75% per annum. The Company paid a commitment fee of 0.50% per annum on the daily unused portion of commitments under the CLO Vehicle Credit Facility.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the CLO Vehicle Credit Facility were as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$8,887
Facility fees	2
Accretion of discounts on notes issued	39
Total interest expense	$8,928
Cash paid for interest expense	$8,888
Annualized average stated interest rate	8.0%
Average outstanding balance	$439,919

The Investment Adviser served as collateral manager to the CLO Vehicle and was entitled to a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement were reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the CLO Vehicle for rendering such collateral management services.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2023, permitted the Company to borrow up to $50,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2023 was 5.0%. As of September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the stated interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the Adviser Revolver were as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$238
Cash paid for interest expense	238
Annualized average stated interest rate	4.5%
Average outstanding balance	$21,086

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the average total debt outstanding was $535,035.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.9%.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2023 Debt Securitization	$395,500	$—	$—	$—	$395,500
SMBC Credit Facility	176,770	—	—	176,770	—
Total borrowings	$572,270	$—	$—	$176,770	$395,500

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 7. Federal Income Tax Matters

The Company intends to elect to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.
The following permanent differences were reclassified for tax purposes among the components of net assets for the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Increase (decrease) in Paid in Capital in Excess of Par	$(291)
Increase (decrease) in Distributable Earnings (Losses)	291
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments transactions as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Net increase in net assets resulting from operations	$16,423
Net change in unrealized (appreciation) depreciation on investment transactions	587
Other income not currently taxable	(43)
Expenses not currently deductible	291
Other deductions/losses for tax not book	(74)
Other realized gain/loss differences	43
Taxable income before deductions for distributions	$17,227

The tax character of distributions paid during the period from June 30, 2023 (commencement of operations) to September 30, 2023 were as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Ordinary Income	$10,938

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the period from June 30, 2023 (commencement of operations) to September 30, 2023 were as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Undistributed ordinary income – tax basis	$6,289
Net unrealized appreciation (depreciation) on investments	(587)
Other temporary differences	(5,414)
Total accumulated earnings (loss) – book basis	$288

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2023, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2023, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2023, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in the tax year ended September 30, 2024. The amount carried forward to tax year ended September 30, 2024 is estimated to be approximately $6,289 of ordinary income, although this amount will not be finalized until the September 30, 2023 tax returns are filed in 2024.

As of September 30, 2023, the federal tax cost of investments was $1,179,576 resulting in estimated gross unrealized gains and losses of $3,080 and $4,023, respectively.

Note 8. Commitments and Contingencies

Commitments: As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $20,796, including $3,654 of commitments on undrawn revolvers.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company in the future may engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Per share data:(1)	Class I
Net asset value at beginning of period	$25.00
Distributions declared:(2)
From net investment income	(0.63)
Net investment income	0.65
Net realized gain (loss) on investment transactions	0.06
Net realized gain (loss) on extinguishment of debt	(0.06)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.02)
Net asset value at end of period	$25.00
Total return based on net asset value per share(4)	2.54%
Number of common shares outstanding	26,133,510.522

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Listed below are supplemental data and ratios to the financial highlights:	Class I
Ratio of net investment income to average net assets*	10.22%
Ratio of total expenses to average net assets*(5)	9.76%
Ratio of incentive fee waiver to average net assets	(0.05)%
Ratio of expense support to average net assets	(0.19)%
Ratio of incentive fees to average net assets(5)	0.36%
Ratio of net expenses to average net assets*(5)	9.52%
Ratio of total expenses (without incentive fees) to average net assets*	9.40%
Total return based on average net asset value(6)	2.52%
Total return based on average net asset value - annualized(6)	9.90%
Net assets at end of period	$653,338
Average debt outstanding	$535,035
Average debt outstanding per share	$20.55
Portfolio Turnover*	7.90%
Asset coverage ratio(7)	213.87%
Asset coverage ratio per unit(8)	$2,138.73
Average market value per unit (9):
2023 Debt Securitization	N/A
SMBC Credit Facility	N/A
Adviser Revolver	N/A

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

*    Annualized for a period less than one year.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.
(4)Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP and is not annualized. Total return does not include sales load.
(5)Incentive fees are not annualized in the calculation.
(6)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)Not applicable as such senior securities are not registered for public trading.

Note 10. Net Assets

Share Issuances

On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of the Company’s Class F common shares (reclassified as Class I shares) at a purchase price of $25.00 per share.

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

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to the Public Offering. The Company has applied for exemptive relief from the SEC that, if granted, will permit the Company to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, through the Public Offering with a dollar value up to the maximum offering amount. There is no assurance, however, that the relief will be granted. The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for at least 100 investors in such class and the Company’s Board has authorized the release of the funds in the escrow account. The share classes have different ongoing distribution and/or shareholder servicing fees.

In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of shares of Class S shares, Class D shares and Class I shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Class I shares during the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Net Offering Price Per Share
For the Month Ended	Class I
July 31, 2023	$25.00
August 31, 2023	25.05
September 30, 2023	25.00

Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the period from June 30, 2023 (commencement of operations) to September 30, 2023:

			Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
July 31, 2023	July 31, 2023	August 29, 2023	26,012,927.600	$0.21	$5,463
August 3, 2023	August 31, 2023	September 29, 2023	26,072,695.096	0.21	5,475
August 3, 2023	September 30, 2023	October 30, 2023	26,133,510.522	0.21	5,488
Total dividends declared for the period from June 30, 2023 (commencement of operations) to September 30, 2023					$16,426

The following table summarizes the Company’s distributions reinvested during the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Class I
Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
August 29, 2023	59,767.496	$25.00	$1,494
September 29, 2023	60,815.426	25.05	1,524
	120,582.922		$3,018
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Share Repurchase Program

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
During the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not repurchase any shares.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Class I
Earnings available to stockholders	$16,423
Basic and diluted weighted average shares outstanding	26,035,443
Basic and diluted earnings per share	$0.63

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 30, 2023, the Company issued 60,820.367 Class I common shares through the DRIP.

The Company received $2,442 of net proceeds from the issuance of Class I shares for subscriptions effective November 1, 2023.

On November 17, 2023, the Company entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) with the Investment Adviser. The Amended and Restated Investment Advisory Agreement amends and restates the investment advisory agreement, dated as of April 28, 2023, by and between the Company and the Investment Adviser (the “Original Investment Advisory Agreement”). The terms of the Amended and Restated Investment Advisory Agreement are unchanged from those of the Original Investment Advisory Agreement, under which the Investment Adviser has provided investment advisory services to the Company since its inception, except to clarify that to the extent the Investment Adviser or an affiliate of the Investment Adviser provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the Company’s management fee shall be reduced by an amount equal to the product of (a) the total fees paid to the Investment Adviser by such subsidiary for such services and (b) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by the Company.

On November 17, 2023, the Board adopted the Second Amended and Restated Declaration of Trust (the “Second Amended and Restated Declaration of Trust”) in response to comments issued by certain state securities regulators in connection with their review of the of the Company’s continuous offering of common shares of beneficial interest. As amended, the Second Amended and Restated Declaration of Trust provides (i) that unless otherwise permitted by 1940 Act or applicable guidance or exemptive relief of the SEC, the Company shall not purchase or lease assets in which the Investment Adviser or any affiliate thereof has an interest unless certain conditions are met, including that the transaction occurs at the formation of the Company; and (ii) that the Company and the Investment Adviser will take every commercially reasonable step to ensure that the Investment Adviser and those selling Company shares on the Investment Adviser’s or Company’s behalf will make every commercially reasonable effort

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
to determine that the purchase of Company shares is a suitable and appropriate investment for each shareholder. The other material terms of the Second Amended and Restated Declaration of Trust were unchanged.

On August 3, 2023 and November 17, 2023, the Board declared distributions to Class I shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 3, 2023	October 31, 2023	November 29, 2023	$0.21
November 17, 2023	November 30, 2023	December 29, 2023	$0.22
November 17, 2023	December 30, 2023	January 30, 2024	$0.22
November 17, 2023	January 31, 2024	February 28, 2024	$0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 103
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Declaration of Trust of the Registrant (Incorporated by reference to Exhibit (a)(1) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
3.2	Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to Exhibit (a)(2) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
3.3	Second Amended and Restated Declaration of Trust of the Registrant.	*
3.4	Bylaws of the Registrant (Incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.2	Form of Subscription Agreement for Seed Capital, dated as of April 27, 2023, by and between the Registrant and GGP Class B-P, LLC (Incorporated by reference to Exhibit (p) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.3	Description of securities	*
10.1	Investment Advisory Agreement by and between the Registrant and GC Advisors LLC, dated April 28, 2023 (Incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.2	Amended and Restated Investment Advisory Agreement by and between the Registrant and GC Advisors LLC, dated November 17, 2023.	*
10.3	Administration Agreement, dated as of April 28, 2023, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(1) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.4	Loan Administration and Custodial Agreement, dated as of April 19, 2023, by and between the Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.5	Trademark License Agreement, dated as of April 28, 2023, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.6	Distribution Reinvestment Plan of the Registrant, dated April 4, 2023 (Incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.7	Manager Dealer Agreement, dated as of April 28, 2023, by and between the Registrant and Arete Wealth Management, LLC (Incorporated by reference to Exhibit (h)(1) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.8	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit (h)(2) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.9	Distribution and Servicing Plan of the Registrant (Incorporated by reference to Exhibit (h)(3) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.10	Form of Escrow Agreement (Incorporated by reference to Exhibit (k)(2) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 30, 2023).

Number	Description

10.11	Services Agreement and Master Agreement by and between the Registrant and SS&C GIDS, Inc., dated May 5, 2023 (Incorporated by reference to Exhibit (k)(3) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.12	Multi-Class Plan of the Registrant, dated April 4, 2023 (Incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.13	Expense Support and Conditional Reimbursement Agreement by and between the Registrant and the Investment Adviser, dated April 28, 2023 (Incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.14	Purchase and Sale Agreement, dated as of July 1, 2023, by and among Golub Capital Private Credit Fund, GCP HS Fund, GCP CLO Holdings Sub LP and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.15	Syndicated Corporate Revolving Credit Facility, dated as of June 8, 2023, by and among GCP SG Warehouse 2022-1, as borrower, the Lenders party thereto from time to time, the Subordinated Noteholders party thereto from time to time, Société Générale, as administrative agent, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.16	Amended and Restated Credit Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, Société Générale, as administrative agent, the Lenders and the Subordinated Noteholders party thereto from time to time, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.17	Amended and Restated Collateral Management Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.18	Revolving Loan Agreement, dated as of July 3, 2023, by and among Golub Capital Private Credit Fund, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.19	Senior Secured Revolving Credit Agreement, dated as of September 6, 2023, by and among Golub Capital Private Credit Fund, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 12, 2023).
10.20	Indenture, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer, and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.21	Note Purchase Agreement, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer and SG Americas Securities, LLC as Initial Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.22	Collateral Management Agreement, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.23	Master Loan Sale Agreement, dated as of September 21, 2023, by and among Golub Capital Private Credit Fund, as the Seller, Golub Capital Private Credit Fund CLO Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO, as Buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).

Number	Description

14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
21.1	List of subsidiaries.	*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Private Credit Fund

Date: November 22, 2023	By:	/s/ David B. Golub
Name: David B. Golub
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David B. Golub and Christopher C. Ericson as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer	November 22, 2023
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer and Treasurer	November 22, 2023
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ John T. Baily	Trustee	November 22, 2023
John T. Baily
/s/ Kenneth F. Bernstein	Trustee	November 22, 2023
Kenneth F. Bernstein
/s/ Lofton P. Holder	Trustee	November 22, 2023
Lofton P. Holder
/s/ Anita J. Rival	Trustee	November 22, 2023
Anita J. Rival
/s/ William M. Webster IV	Trustee	November 22, 2023
William M. Webster IV