Form 10-Q
period 2023-12-31
Golub Capital Private Credit Fund
filed 2024-02-09
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☑	Non-accelerated filer	☐	Smaller reporting company
☑	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 9, 2024, the Registrant had 37,493,805.819 common shares of beneficial interest, $0.01 par value, outstanding. Common shares of beneficial interest outstanding excludes February 1, 2024 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $1,402,234 and $1,179,576, respectively)	$1,403,851	$1,178,633
Cash and cash equivalents	19,655	35,045
Foreign currencies (cost of $1,028 and $1,166, respectively)	835	919
Restricted cash and cash equivalents	37,969	14,758
Interest receivable	11,864	17,136
Receivable for investments sold	—	9,900
Deferred offering costs	3,555	3,435
Other assets	1,929	4,230
Total Assets	$1,479,658	$1,264,056
Liabilities
Debt	$765,382	$572,270
Less unamortized debt issuance costs	(6,758)	(6,190)
Debt less unamortized debt issuance costs	758,624	566,080
Interest payable	10,051	1,472
Distributions payable	6,053	5,488
Management and incentive fees payable	4,870	4,083
Payable for investments purchased	3,662	28,969
Accrued trustee fees	83	63
Accounts payable and other liabilities	6,682	4,563
Total Liabilities	790,025	610,718
Commitments and Contingencies (Note 7)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 27,513,765.783 and 26,133,510.522 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively.	275	261
Paid in capital in excess of par	687,363	652,789
Distributable earnings (losses)	1,995	288
Total Net Assets	689,633	653,338
Total Liabilities and Total Net Assets	$1,479,658	$1,264,056
Number of common shares outstanding (Class I)	27,513,765.783	26,133,510.522
Net asset value per common share (Class I)	$25.07	$25.00

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

Three months ended December 31, 2023
Investment income
Interest income	$39,079
Payment-in-kind interest income	555
Fee income	111
Total investment income	39,745
Expenses
Interest and other debt financing expenses	14,174
Base management fee	2,093
Incentive fee	2,714
Professional fees	1,466
Administrative service fee	158
General and administrative expenses	124
Total expenses	20,729
Expense support (Note 3)	(667)
Expense support recoupment (Note 3)	885
Net expenses	20,947
Net investment income - before tax	18,798
Excise tax	18
Net investment income - after tax	18,780
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(38)
Foreign currency transactions	45
Net realized gain (loss) on investment transactions	7
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	274
Translation of assets and liabilities in foreign currencies	(2)
Net change in unrealized appreciation (depreciation) on investment transactions	272
Net gain (loss) on investment transactions	279
Net increase (decrease) in net assets resulting from operations	$19,059
Per Common Share Data
Basic and diluted earnings per Class I common share (Note 10)	$0.72
Basic and diluted weighted average Class I common shares outstanding (Note 10)	26,633,029

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	26,133,510.522	$261	$652,789	$288	$653,338
Issuance of common shares (Class I)	1,192,295.081	12	29,872	—	29,884
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	18,780	18,780
Net realized gain (loss) on investment transactions	—	—	—	7	7
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	272	272
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan (Class I)	187,960.180	2	4,702	—	4,704
Distributions from distributable earnings (losses) (Class I)	—	—	—	(11,299)	(11,299)
Distributions declared and payable (Class I)	—	—	—	(6,053)	(6,053)
Total increase (decrease) for the three months ended December 31, 2023	1,380,255.261	14	34,574	1,707	36,295
Balance at December 31, 2023	27,513,765.783	$275	$687,363	$1,995	$689,633
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(In thousands)

Three months ended December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$19,059
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	404
Accretion of discounts and amortization of premiums on investments	(1,605)
Net realized (gain) loss on investments	38
Net realized (gain) loss on foreign currency transactions	(45)
Net change in unrealized (appreciation) depreciation on investments	(274)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2
Proceeds from (fundings of) revolving loans, net	(192)
Purchases and fundings of investments	(255,989)
Proceeds from principal payments and sales of portfolio investments	35,683
Payment-in-kind interest capitalized	(593)
Changes in operating assets and liabilities:
Interest receivable	5,272
Receivable for investments sold	9,900
Other assets	2,301
Interest payable	8,579
Management and incentive fees payable	787
Payable for investments purchased	(25,307)
Accrued trustee fees	20
Accounts payable and other liabilities	2,119
Net cash provided by (used in) operating activities	(199,841)
Cash flows from financing activities
Borrowings on debt	194,300
Repayments of debt	(3,499)
Capitalized debt issuance costs	(972)
Deferred offering costs	(120)
Proceeds from issuance of common shares	29,884
Distributions paid	(12,083)
Net cash provided by (used in) financing activities	207,510
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	7,669
Effect of foreign currency exchange rates	68
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	50,722
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$58,459
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,191
Distributions declared for the period	17,352
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with dividend reinvestment plan	$4,704
Change in distributions payable	565
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	As of
	December 31, 2023	September 30, 2023
Cash and cash equivalents	$19,655	$35,045
Foreign currencies (cost of $1,028 and $1,166, respectively)	835	919
Restricted cash and cash equivalents	37,969	14,758
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statement of Cash Flows	$58,459	$50,722
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
AI Convoy US Borrower, LLC ^(7)(11)	Senior secured	SF +	3.50%	(i)	9.05%				01/2027	$2,295	$2,298	0.3%	$2,300
Bleriot US Bidco Inc.^(7)(17)	Senior secured	SF +	4.00%	(i)	9.61%				10/2028	2,985	2,999	0.5	3,001
Dynasty Acquisition Co.^(17)	Senior secured	SF +	4.00%	(h)	9.36%				08/2028	2,090	2,080	0.3	2,098
Dynasty Acquisition Co.^(7)(17)	Senior secured	SF +	4.00%	(h)	9.36%				08/2028	896	891	0.1	899
Transdigm Inc.^(7)(17)	Senior secured	SF +	3.25%	(i)	8.60%				08/2028	1,434	1,435	0.2	1,442
										9,700	9,703	1.4	9,740
Airlines
Accelya Lux Finco S.A.R.L.*(7)(11)(16)	One stop	SF +	7.00%	(i)	8.45%	cash/	4.00%	PIK	12/2026	1,508	1,444	0.2	1,432
Brown Group Holding, LLC ^(17)	Senior secured	SF +	3.75%	(h)(i)	9.13%				06/2029	2,985	2,988	0.4	2,997
KKR Apple Bidco, LLC^(17)	Senior secured	SF +	3.50%	(h)	8.86%				09/2028	2,985	2,992	0.5	2,999
										7,478	7,424	1.1	7,428
Auto Components
COP CollisionRight Holdings, Inc.*^	One stop	SF +	5.00%	(i)	10.50%				04/2028	23,353	22,726	3.4	23,353
OEConnection, LLC^(17)	Senior secured	SF +	4.00%	(h)	9.46%				09/2026	1,440	1,435	0.2	1,440
										24,793	24,161	3.6	24,793
Automobiles
Denali Midco 2, LLC*^	One stop	SF +	6.25%	(h)	11.71%				12/2027	19,848	19,320	2.9	19,848
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	10.47%				12/2029	610	598	0.1	598
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	10.47%				12/2029	127	124	—	124
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	10.47%				12/2029	11	7	—	7
High Bar Brands Operating, LLC^(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(3)	—	(3)
JHCC Holdings LLC*	One stop	SF +	5.25%	(i)	10.75%				09/2026	9,576	9,199	1.3	9,408
National Express Wash Parent Holdco, LLC*^	One stop	SF +	5.50%	(i)(j)	10.86%				07/2029	19,836	19,108	2.8	19,240
TWAS Holdings, LLC*^	One stop	SF +	6.75%	(h)	12.21%				12/2026	23,122	22,727	3.3	22,661
Yorkshire Parent, Inc.*	One stop	SF +	6.00%	(i)	11.39%				12/2029	13,009	12,880	1.9	12,879
Yorkshire Parent, Inc.^(5)	One stop	SF +	6.00%	(h)	11.36%				12/2029	11	(21)	—	(21)
Yorkshire Parent, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(64)	—	(65)
										86,150	83,875	12.3	84,676
Banks
OSP Hamilton Purchaser, LLC*	One stop	SF +	5.50%	(i)	10.87%				12/2029	2,825	2,797	0.4	2,797
OSP Hamilton Purchaser, LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(26)	—	(27)
OSP Hamilton Purchaser, LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(5)	—	(5)
										2,825	2,766	0.4	2,765
Beverages
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(h)	11.71%				07/2025	17,723	17,723	2.5	17,369

Chemicals
Inhance Technologies Holdings LLC*	One stop	SF +	6.00%	(i)	11.54%				07/2024	9,927	9,722	1.2	8,339
Inhance Technologies Holdings LLC^	One stop	SF +	6.00%	(i)	11.54%				07/2024	4,904	4,802	0.6	4,119
Innophos Holdings, Inc.^(7)(17)	Senior secured	SF +	3.25%	(h)	8.72%				02/2027	1,434	1,436	0.2	1,410
W.R. Grace & Co^(7)(17)	Senior secured	SF +	3.75%	(i)	9.36%				08/2028	2,524	2,510	0.4	2,536
										18,789	18,470	2.4	16,404
Commercial Services and Supplies
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(i)	11.38%				10/2029	15,100	14,806	2.1	14,798
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(i)	11.37%				10/2029	408	392	0.1	374
BradyIFS Holdings, LLC^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(27)	—	(28)
BrightView Landscapes, LLC ^(7)(17)	Senior secured	SF +	3.00%	(i)	8.38%				04/2029	1,242	1,235	0.2	1,245
Encore Holdings, LLC^	One stop	SF +	5.00%	(i)	10.45%				11/2028	5,390	5,228	0.7	5,158
Encore Holdings, LLC^	One stop	SF +	5.00%	(i)	10.45%				11/2028	2,312	2,268	0.3	2,266
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(i)	11.63%				09/2030	$1,833	$1,798	0.3%	$1,796
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(5)	—	(5)
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(4)	—	(4)
Radwell Parent, LLC*	One stop	SF +	6.53%	(i)	11.97%				03/2029	15,879	15,879	2.3	15,879
										42,164	41,570	6.0	41,479
Construction Materials
U.S. Silica Company^(7)(17)	Senior secured	SF +	4.75%	(h)	10.11%				03/2030	2,823	2,813	0.4	2,832

Containers and Packaging
AmerCareRoyal LLC*(16)	Senior secured	SF +	7.00%	(h)	11.98%	cash/	0.50%	PIK	11/2025	1,594	1,594	0.2	1,594
AOT Packaging Products Acquisitionco, LLC ^(17)	Senior secured	SF +	3.25%	(h)	8.72%				03/2028	3,159	3,122	0.5	3,145
Berlin Packaging, LLC^(17)	Senior secured	SF +	3.75%	(h)(i)	9.21%				03/2028	2,985	2,963	0.5	2,992
Chase Intermediate*^	One stop	SF +	5.25%	(h)(i)(j)	10.92%				10/2028	14,835	14,567	2.1	14,688
Pegasus BidCo^(7)(12)(17)	Senior secured	SF +	4.25%	(i)	9.63%				07/2029	3,474	3,485	0.5	3,481
Reynolds Group Holdings^(7)(17)	Senior secured	SF +	3.25%	(h)	8.72%				10/2028	3,473	3,479	0.5	3,487
Technimark, LLC^	Senior secured	SF +	3.75%	(h)	9.22%				06/2028	2,985	2,950	0.4	2,979
										35,987	35,610	5.2	35,834
Diversified Consumer Services
Apex Service Partners, LLC^(16)	One stop	SF +	7.00%	(i)	10.40%	cash/	2.00%	PIK	10/2030	17,824	17,561	2.5	17,602
Apex Service Partners, LLC^(16)	One stop	SF +	7.00%	(i)	10.38%	cash/	2.00%	PIK	10/2030	947	894	0.1	894
Apex Service Partners, LLC^	One stop	SF +	6.50%	(a)(i)	12.76%				10/2029	107	91	—	90
Certus Pest, Inc.^	One stop	SF +	7.50%	(i)	13.00%				02/2026	4,170	4,136	0.6	4,128
Certus Pest, Inc.*	One stop	SF +	7.50%	(i)	13.00%				02/2026	3,900	3,868	0.6	3,861
Certus Pest, Inc.*	One stop	SF +	7.50%	(i)	13.00%				02/2026	3,277	3,250	0.5	3,244
Certus Pest, Inc.*	One stop	SF +	7.50%	(i)	13.00%				02/2026	2,977	2,953	0.4	2,947
Certus Pest, Inc.*	One stop	SF +	7.50%	(i)	13.00%				02/2026	1,800	1,786	0.3	1,782
Certus Pest, Inc.*	One stop	SF +	7.50%	(i)	13.00%				02/2026	1,430	1,419	0.2	1,416
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	11.00%				07/2029	778	769	0.1	778
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	10.94%				07/2029	65	58	—	65
Entomo Brands Acquisitions, Inc.^(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	—
HS Spa Holdings, Inc.*	One stop	SF +	5.75%	(i)	11.12%				06/2029	7,940	7,794	1.1	7,860
Liminex, Inc.^	One stop	SF +	7.25%	(i)	12.75%				11/2026	10,679	10,543	1.5	10,679
Provenance Buyer LLC*	One stop	SF +	5.00%	(h)	10.46%				06/2027	7,541	7,541	1.1	7,466
Provenance Buyer LLC*	One stop	SF +	5.00%	(h)	10.46%				06/2027	3,867	3,867	0.6	3,828
RW AM Holdco LLC*	One stop	SF +	5.25%	(j)	10.82%				04/2028	11,361	10,954	1.6	10,906
Virginia Green Acquisition, LLC*^	One stop	SF +	5.50%	(j)	10.75%				12/2030	15,141	14,990	2.2	14,990
Virginia Green Acquisition, LLC^	One stop	SF +	5.50%	(j)	10.75%				12/2029	303	279	—	279
Virginia Green Acquisition, LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(60)	—	(61)
										94,107	92,692	13.4	92,754
Diversified Financial Services
Finastra USA, Inc.^	One stop	SF +	7.25%	(j)	12.71%				09/2029	20,821	20,426	3.0	20,405
Finastra USA, Inc.^	One stop	SF +	7.25%	(h)	12.61%				09/2029	13	12	—	12
Focus Financial Partners, LLC^(17)	Senior secured	SF +	3.50%	(h)	8.86%				06/2028	3,491	3,485	0.5	3,505
Higginbotham Insurance Agency, Inc.^	One stop	SF +	5.50%	(h)	10.96%				11/2028	4,332	4,295	0.6	4,332
Howden Group Holdings Limited ^(7)(9)(17)	Senior secured	SF +	3.25%	(h)	8.75%				11/2027	2,985	2,985	0.4	2,995
Mariner Wealth Advisors, LLC^(17)	Senior secured	SF +	3.25%	(i)	8.86%				08/2028	2,985	2,917	0.4	2,984
Mariner Wealth Advisors, LLC^	Senior secured	SF +	4.25%	(i)	9.70%				08/2028	497	493	0.1	498
The Dun & Bradstreet Corporation^(7)(17)	Senior secured	SF +	3.00%	(h)	8.36%				01/2029	3,174	3,189	0.5	3,185
										38,298	37,802	5.5	37,916
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(i)	10.14%				12/2030	512	502	0.1	502
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(i)	10.12%				12/2030	6	4	—	4
										518	506	0.1	506
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food and Staples Retailing
Eagle Parent Corp.^(17)	Senior secured	SF +	4.25%	(i)	9.60%				04/2029	$3,482	$3,430	0.5%	$3,458

Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(i)	11.35%				10/2030	15,283	15,062	2.2	15,130
Blast Bidco Inc.^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(26)	—	(18)
Louisiana Fish Fry Products, Ltd.*	One stop	SF +	6.25%	(i)	11.75%				07/2027	8,872	8,405	1.3	8,783
										24,155	23,441	3.5	23,895
Health Care Technology
Alegeus Technologies Holdings Corp.*^	Senior secured	SF +	8.25%	(j)	13.75%				09/2024	6,000	6,000	0.9	6,000
ESO Solution, Inc.^	One stop	SF +	7.00%	(h)	12.36%				05/2027	5,250	5,198	0.8	5,250
GHX Ultimate Parent Corporation^(17)	Senior secured	SF +	4.75%	(i)	10.12%				06/2027	995	997	0.1	999
Mediware Information Systems, Inc.^(17)	Senior secured	SF +	3.25%	(h)	8.72%				03/2028	1,990	1,967	0.3	1,992
Neptune Holdings, Inc.^	One stop	SF +	6.00%	(j)	11.50%				09/2030	5,646	5,565	0.8	5,575
Neptune Holdings, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	(1)
Qgenda Intermediate Holdings, LLC*^	One stop	SF +	4.75%	(i)	10.20%				06/2025	17,447	17,186	2.5	17,272
Qgenda Intermediate Holdings, LLC^	One stop	SF +	4.75%	(i)	10.20%				06/2025	2,977	2,932	0.4	2,947
Stratose Intermediate Holdings II, LLC^(17)	Senior secured	SF +	3.50%	(h)	8.97%				09/2026	3,482	3,490	0.5	3,493
Tebra Technologies, Inc.^(16)	One stop	SF +	8.00%	(h)	9.96%	cash/	3.50%	PIK	06/2025	10,533	10,552	1.5	10,586
										54,320	53,886	7.8	54,113
Healthcare Equipment and Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(h)	11.21%				07/2026	11,635	11,538	1.7	11,519
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(h)	11.21%				07/2026	3,753	3,721	0.5	3,715
CCSL Holdings, LLC*(7)	One stop	SF +	6.00%	(h)	11.36%				12/2028	11,816	11,606	1.7	11,816
CMI Parent Inc.*	Senior secured	SF +	4.75%	(h)	10.21%				08/2025	6,811	6,811	1.0	6,811
Medline Borrower, LP ^(7)(17)	Senior secured	SF +	3.00%	(h)	8.47%				10/2028	3,482	3,462	0.5	3,504
TIDI Legacy Products, Inc.^	One stop	SF +	5.50%	(h)	10.86%				12/2029	1,662	1,646	0.2	1,646
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(5)	—	(5)
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				06/2025	—	(2)	—	—
YI, LLC^	One stop	SF +	5.75%	(i)	11.09%				12/2029	6,205	6,083	0.9	6,081
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(23)	—	(23)
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(13)	—	(13)
										45,364	44,824	6.5	45,051
Healthcare Providers and Services
AHP Health Partners, Inc. ^(7)(17)	Senior secured	SF +	3.50%	(h)	8.97%				08/2028	2,985	2,992	0.4	2,999
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(i)	11.49%				03/2027	11,788	11,738	1.7	11,788
Bamboo US Bidco LLC^	One stop	SF +	6.00%	(i)	11.38%				09/2030	7,871	7,644	1.1	7,635
Bamboo US Bidco LLC^(7)(8)	One stop	E +	6.00%	(c)	9.95%				09/2030	5,405	5,029	0.8	5,243
Bamboo US Bidco LLC^	One stop	SF +	6.00%	(h)	11.36%				09/2030	84	67	—	66
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(48)	—	(50)
CCRR Parent, Inc.^	Senior secured	SF +	3.75%	(h)	9.22%				03/2028	2,985	2,931	0.4	2,906
Midwest Veterinary Partners, LLC^(17)	Senior secured	SF +	4.00%	(h)	9.47%				04/2028	2,481	2,436	0.4	2,466
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(7)(8)(10)(16)	One stop	C +	6.00%	(f)	9.43%	cash/	2.00%	PIK	05/2028	11,285	10,793	1.6	10,721
Pharmerica^(17)	Senior secured	SF +	3.25%	(h)	8.72%				03/2026	2,984	2,969	0.4	2,987
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	6.50%	(h)	11.95%				01/2026	19,840	19,840	2.9	19,840
Verscend Holding Corp.^(17)	Senior secured	SF +	4.00%	(h)	9.47%				08/2025	2,985	2,991	0.4	2,998
										70,693	69,382	10.1	69,599
Hotels, Restaurants and Leisure
BJH Holdings III Corp.*	One stop	SF +	4.50%	(i)	10.05%				08/2025	9,950	9,798	1.4	9,850
Fertitta Entertainment, LLC^(17)	Senior secured	SF +	4.00%	(h)	9.36%				01/2029	3,482	3,458	0.5	3,488
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(i)	11.62%				11/2027	2,640	2,589	0.4	2,587
GFP Atlantic Holdco 2, LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(57)	—	(117)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC*	Senior secured	SF +	5.25%	(i)	10.75%				04/2029	$4,938	$4,847	0.7%	$4,913
Scientific Games Holdings LP^(17)	Senior secured	SF +	3.25%	(i)	8.66%				04/2029	2,985	2,960	0.4	2,990
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(i)	10.25%				11/2025	23,039	23,039	3.4	23,039
Tropical Smoothie Cafe Holdings, LLC*^	One stop	SF +	5.50%	(i)	11.03%				09/2026	19,299	19,299	2.8	19,106
YE Brands Holding, LLC^	One stop	SF +	5.75%	(i)	11.20%				10/2027	6,380	6,321	0.9	6,380
YE Brands Holding, LLC^	One stop	SF +	5.50%	(h)	10.96%				10/2027	26	26	—	26
										72,739	72,280	10.5	72,262
Household Products
WU Holdco, Inc.*	One stop	SF +	5.50%	(i)	11.00%				03/2026	4,044	3,879	0.6	3,922
WU Holdco, Inc.*	One stop	SF +	5.50%	(i)	11.00%				03/2026	2,064	1,979	0.3	2,002
										6,108	5,858	0.9	5,924
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(i)	10.24%				04/2026	6,778	6,667	1.0	6,642
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(i)	10.20%				04/2026	4,405	4,333	0.6	4,317
EAB Global, Inc. ^(17)	Senior secured	SF +	3.50%	(h)	8.97%				08/2028	3,175	3,157	0.5	3,175
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.75%	(c)	9.75%				08/2029	15,336	15,025	2.2	15,183
										29,694	29,182	4.3	29,317
Insurance
Acrisure, LLC^(17)	Senior secured	SF +	4.25%	(i)	9.90%				02/2027	2,985	2,950	0.4	2,998
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)(j)	10.53%				07/2027	7,820	7,751	1.1	7,742
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)(j)	10.53%				07/2027	3,551	3,520	0.5	3,516
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)(j)	10.53%				07/2027	3,134	3,107	0.5	3,103
AssuredPartners Capital, Inc.^(7)(17)	Senior secured	SF +	3.50%	(h)	8.86%				02/2027	3,290	3,288	0.5	3,301
Captive Resources Midco, LLC*(16)	One stop	SF +	5.25%	(h)	5.31%	cash/	5.80%	PIK	07/2029	8,358	8,358	1.2	8,358
Compass Investors, Inc. ^(17)	Senior secured	SF +	3.00%	(i)	8.35%				11/2029	2,985	2,992	0.4	2,995
Doxa Insurance Holdings LLC^	One stop	SF +	5.50%	(i)	10.87%				12/2030	10,783	10,675	1.6	10,675
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(23)	—	(23)
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(102)	—	(102)
Galway Borrower LLC*	One stop	SF +	5.25%	(i)	10.70%				09/2028	11,291	10,985	1.6	10,953
Hub International Limited^(7)(17)	Senior secured	SF +	4.00%	(i)	9.37%				11/2029	2,985	2,998	0.5	3,000
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(h)(i)(j)	11.40%				07/2030	896	875	0.1	896
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(2)	—	—
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.00%	(i)	11.39%				08/2026	397	372	—	340
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(i)	11.00%				07/2025	19,893	19,743	2.9	19,694
Majesco*^	One stop	SF +	7.25%	(i)	12.60%				09/2027	21,422	21,422	3.1	21,422
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	11.09%				11/2029	6,630	6,565	1.0	6,563
Oakbridge Insurance Agency LLC^(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(10)	—	(11)
Oakbridge Insurance Agency LLC^(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(31)	—	(32)
OneDigital Borrower, LLC^	Senior secured	SF +	4.25%	(h)	9.71%				11/2027	2,985	2,974	0.4	2,987
										109,405	108,406	15.8	108,375
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.^	One stop	SF +	7.00%	(j)	12.74%		10/2025	$9,956	$9,956	1.4%	$9,857
Delinea Inc.*	One stop	SF +	5.75%	(i)	11.25%		03/2028	8,931	8,612	1.3	8,931
Delinea Inc.*	One stop	SF +	5.75%	(i)	11.25%		03/2028	4,883	4,709	0.7	4,883
GXS Group, Inc. ^(7)(10)(17)	Senior secured	SF +	2.75%	(h)	8.21%		01/2030	1,662	1,670	0.2	1,668
Netwrix Corporation*	One stop	SF +	5.00%	(i)(j)	10.39%		06/2029	8,776	8,615	1.3	8,600
PDQ Intermediate, Inc.^(16)	Subordinated debt	N/A			13.75%	PIK	10/2031	50	49	—	49
Saturn Borrower Inc.*	One stop	SF +	6.50%	(i)	12.00%		09/2026	8,296	7,876	1.2	8,047
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%		N/A(6)		06/2030	—	—	—	—
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%		N/A(6)		12/2030	—	—	—	—
UKG Inc.^(17)	Senior secured	SF +	3.25%	(i)	8.76%		05/2026	3,304	3,268	0.5	3,317
WPEngine, Inc.^	One stop	SF +	6.50%	(j)	11.92%		08/2029	953	935	0.1	953
WPEngine, Inc.^(5)	One stop	SF +	6.50%		N/A(6)		08/2029	—	(1)	—	—
								46,811	45,689	6.7	46,305
Leisure Products
Cast & Crew Payroll, LLC^(17)	Senior secured	SF +	3.75%	(h)	9.22%		02/2026	2,984	2,970	0.5	2,989
EP Purchaser, LLC^(17)	Senior secured	SF +	3.50%	(i)	9.11%		11/2028	2,985	2,962	0.4	2,965
								5,969	5,932	0.9	5,954
Life Sciences Tools & Services
PAS Parent Inc.*^	One stop	SF +	5.00%	(h)	10.47%		12/2028	19,799	19,439	2.8	19,304

Machinery
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	10.86%		12/2030	18,270	18,088	2.6	18,087
Blackbird Purchaser, Inc.^(5)	One stop	SF +	5.50%		N/A(6)		12/2030	—	(36)	—	(36)
Blackbird Purchaser, Inc.^(5)	One stop	SF +	5.50%		N/A(6)		12/2030	—	(24)	—	(24)
Filtration Group Corp.^(17)	Senior secured	SF +	3.50%	(h)	8.97%		10/2028	2,985	2,985	0.4	2,992
Wireco Worldgroup Inc.^	Senior secured	SF +	4.25%	(h)	9.72%		11/2028	2,813	2,820	0.4	2,820
								24,068	23,833	3.4	23,839
Media
Triple Lift, Inc.*	One stop	SF +	5.75%	(i)	11.27%		05/2028	8,840	8,523	1.2	8,486
Triple Lift, Inc.*	One stop	SF +	5.75%	(i)	11.27%		05/2028	2,593	2,500	0.4	2,489
								11,433	11,023	1.6	10,975
Oil, Gas and Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(h)	10.86%		12/2029	12,103	11,923	1.7	11,922
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(15)	—	(15)
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(5)	—	(5)
Project Power Buyer, LLC*	One stop	SF +	7.00%	(i)	12.35%		05/2026	14,847	14,847	2.2	14,847
								26,950	26,750	3.9	26,749
Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)(11)	One stop	SF +	5.50%	(i)	10.85%		05/2029	19,849	19,305	2.8	19,254

Professional Services
Eliassen Group, LLC*	One stop	SF +	5.50%	(i)	10.85%		04/2028	4,893	4,893	0.7	4,844
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(i)	11.48%		09/2028	15,878	15,878	2.3	15,878
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(i)	11.48%		09/2028	4,077	4,077	0.6	4,077
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.25%	(i)	10.78%		11/2028	15,799	15,370	2.2	15,167
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(h)	11.21%		12/2025	9,923	9,765	1.4	9,824
PGA Holdings, Inc.^(17)	Senior secured	SF +	3.50%	(h)	8.97%		07/2026	2,984	2,926	0.4	2,963
								53,554	52,909	7.6	52,753
Road and Rail
Kenan Advantage Group, Inc.^	Senior secured	SF +	3.86%	(h)	9.22%		03/2026	2,985	2,988	0.4	2,979
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^	One stop	SF +	6.50%	(i)	11.85%				06/2029	$10,000	$9,908	1.5%	$10,000
Appfire Technologies, LLC*	One stop	SF +	5.50%	(h)(i)	11.02%				03/2027	10,261	10,084	1.5	10,056
Apttus Corporation^(17)	Senior secured	SF +	4.00%	(h)	9.47%				05/2028	2,985	2,950	0.4	2,996
AQA Acquisition Holding, Inc. ^(17)	Senior secured	SF +	4.25%	(i)	9.89%				03/2028	1,990	1,972	0.3	1,991
Avetta, LLC^	One stop	SF +	5.75%	(i)	11.15%				10/2030	12,253	11,986	1.7	11,978
Avetta, LLC^(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(25)	—	(26)
Axiom Merger Sub Inc.^(7)(8)	One stop	E +	5.50%	(c)(d)	9.60%				04/2026	5,992	5,923	0.9	5,992
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(i)	10.00%				04/2027	3,000	3,000	0.4	3,000
Bloomerang, LLC^	One stop	SF +	6.00%	(j)	11.19%				12/2029	10,189	10,088	1.5	10,087
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(23)	—	(23)
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(30)	—	(31)
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(h)	10.61%				05/2029	4,962	4,826	0.7	4,764
Bullhorn, Inc.*	One stop	SF +	5.50%	(h)	10.96%				09/2026	3,969	3,935	0.6	3,969
Bullhorn, Inc.*	One stop	SF +	5.50%	(h)	10.96%				09/2026	3,969	3,936	0.6	3,969
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	6.25%	(g)	11.44%				08/2030	4,562	4,471	0.7	4,494
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	6.25%	(e)	10.57%				08/2030	302	282	—	298
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(28)	—	(29)
ConnectWise, LLC^(17)	Senior secured	SF +	3.50%	(h)	8.97%				10/2028	2,931	2,885	0.4	2,931
Cornerstone OnDemand, Inc.^(7)	Senior secured	SF +	3.75%	(h)	9.22%				10/2028	1,995	1,936	0.3	1,935
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(i)	12.10%				11/2030	24,193	23,837	3.5	23,890
Crewline Buyer, Inc.^(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(37)	—	(32)
Daxko Acquisition Corporation*	One stop	SF +	5.50%	(h)	10.96%				10/2028	11,785	11,358	1.7	11,431
Dcert Buyer, Inc.^(17)	Senior secured	SF +	4.00%	(h)	9.36%				10/2026	2,984	2,988	0.4	2,964
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	6.00%	(g)	11.19%				08/2030	2,209	2,142	0.3	2,187
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(b)	9.84%				08/2030	555	534	0.1	549
Denali Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(9)	—	(8)
Diligent Corporation*	One stop	SF +	6.25%	(i)	11.78%				08/2025	5,954	5,908	0.9	5,954
ECI Macola/Max Holding, LLC^(17)	Senior secured	SF +	3.75%	(i)	9.36%				11/2027	1,990	1,990	0.3	1,993
EverCommerce Solutions, Inc.^(7)	Senior secured	SF +	3.00%	(h)	8.47%				07/2028	1,990	1,992	0.3	1,994
Evergreen IX Borrower 2023, LLC^	One stop	SF +	6.00%	(i)	11.35%				09/2030	11,885	11,598	1.7	11,587
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(32)	—	(33)
Hyland Software, Inc.^	One stop	SF +	6.00%	(h)	11.36%				09/2030	28,688	28,276	4.1	28,258
Hyland Software, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
Juvare, LLC*	One stop	SF +	5.75%	(i)	11.29%				10/2026	5,568	5,332	0.8	5,457
Kaseya Inc.*(16)	One stop	SF +	6.00%	(i)	8.88%	cash/	2.50%	PIK	06/2029	8,068	7,922	1.2	7,988
LeadsOnline, LLC^	One stop	SF +	6.00%	(i)	11.49%				02/2028	4,451	4,348	0.6	4,451
LeadsOnline, LLC^	One stop	SF +	6.00%	(i)	11.49%				02/2028	785	767	0.1	785
LeadsOnline, LLC^	One stop	SF +	6.00%	(h)	11.46%				02/2028	8	7	—	8
Navex TopCo, Inc.*^	One stop	SF +	5.75%	(h)	11.11%				11/2030	23,160	22,706	3.3	22,697
Navex TopCo, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(40)	—	(41)
Neo Bidco GMBH^(7)(8)(11)	One stop	E +	6.00%	(d)	9.95%				07/2028	180	176	—	180
Panzura, LLC^(16)	One stop	N/A			2.00%	cash/	15.00%	PIK	08/2027	52	47	—	47
PDI TA Holdings, Inc.*	One stop	SF +	4.50%	(i)	10.07%				10/2024	13,893	13,893	2.0	13,893
Personify, Inc.*	One stop	SF +	5.25%	(i)	10.60%				09/2024	8,610	8,610	1.2	8,610
Pluralsight, LLC^	One stop	SF +	8.00%	(i)	13.56%				04/2027	10,000	10,000	1.4	9,900
QAD, Inc.*	One stop	SF +	5.38%	(h)	10.73%				11/2027	9,924	9,924	1.4	9,924
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
S2P Acquisition Borrower, Inc.^(17)	Senior secured	SF +	4.00%	(h)	9.46%				08/2026	$3,482	$3,487	0.5%	$3,494
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(h)	11.36%				08/2029	10,000	9,908	1.4	9,900
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.50%	(c)	9.49%				07/2029	14,348	14,056	2.1	14,348
Telesoft Holdings LLC*	One stop	SF +	5.75%	(h)	11.21%				12/2025	5,731	5,663	0.8	5,660
Togetherwork Holdings, LLC*	One stop	SF +	6.00%	(h)	11.46%				03/2025	5,000	4,956	0.7	5,000
Workforce Software, LLC^(16)	One stop	SF +	7.25%	(i)	9.79%	cash/	3.00%	PIK	07/2025	9,215	9,077	1.3	9,123
Zendesk, Inc.^(16)	One stop	SF +	6.75%	(i)	8.86%	cash/	3.25%	PIK	11/2028	10,260	10,260	1.5	10,260
										314,328	309,719	45.1	310,767
Specialty Retail
Ashco, LLC^(17)	Senior secured	SF +	3.75%	(h)	9.22%				03/2028	3,480	3,473	0.5	3,484
Ave Holdings III, Corp*^	One stop	SF +	5.50%	(i)	11.00%				02/2028	13,690	13,326	2.0	13,690
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	10.35%				10/2029	24,376	24,143	3.5	24,132
PetVet Care Centers LLC*	One stop	SF +	6.00%	(h)	11.36%				11/2030	9,403	9,218	1.3	9,215
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(27)	—	(28)
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(12)	—	(12)
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(i)	11.14%				08/2029	5,000	4,908	0.7	4,900
Southern Veterinary Partners, LLC^(17)	Senior secured	SF +	4.00%	(h)	9.47%				10/2027	3,482	3,448	0.5	3,476
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(j)	11.11%				04/2028	24,561	24,122	3.4	23,578
										83,992	82,599	11.9	82,435
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(i)	11.75%				06/2028	11,700	11,174	1.6	11,027
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(i)	11.75%				06/2028	4,962	4,739	0.7	4,677
										16,662	15,913	2.3	15,704

Total debt investments										1,423,715	1,401,903	203.6	1,403,508

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
Yorkshire Parent, Inc.^	LP units	N/A	N/A		N/A	—	$94	—%	$94

Diversified Consumer Services
Virginia Green Acquisition, LLC^	LP units	N/A	N/A		N/A	73	72	—	73

Insurance
Oakbridge Insurance Agency LLC^	LP units	N/A	N/A		N/A	4	70	—	70

Software
Denali Bidco Limited^(7)(9)	LP Interest	N/A	N/A		N/A	70	91	—	103
Panzura, LLC^	LLC units	N/A	N/A		N/A	1	4	—	3
							95	—	106

Total equity investments							331	—	343

Total investments							1,402,234	203.6	1,403,851

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(18)			45,206	6.6	45,206
Total money market funds							45,206	6.6	45,206

Total investments and money market funds							$1,447,440	210.2%	$1,449,057

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in Note 6).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 6).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Bankers Acceptance Rate (”CDOR” or "C”), Australian Interbank Rate (”AUD” or ”A”), or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2023, as the loan may have priced or repriced based on an index rate prior to December 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of December 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of December 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.91% as of December 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.86% as of December 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.36% as of December 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.45% as of December 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of December 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.35% as of December 31, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.33% as of December 31, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.16% as of December 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023.
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
(6)The entire commitment was unfunded as of December 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 12.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(12)The headquarters of this portfolio company is located in the Netherlands.
(13)The headquarters of this portfolio company is located in Finland.
(14)Equity investments are non-income producing securities, unless otherwise noted.
(15)Ownership of certain equity investments occurs through a holding company or partnership.
(16)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2023.
(17)The fair value of this investment was valued using Level 2 inputs. See Note 5. Fair Value Measurements.
(18)The rate shown is the annualized seven-day yield as of December 31, 2023.

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
AI Convoy US Borrower, LLC ^(7)(11)	Senior secured	L +	3.50%	(a)	8.89%	01/2027	$2,301	$2,304	0.4%	$2,303
Bleriot US Bidco Inc.^(7)(17)	Senior secured	SF +	4.00%	(j)	9.65%	10/2028	2,993	3,007	0.5	3,000
Dynasty Acquisition Co.^(17)	Senior secured	SF +	4.00%	(i)	9.32%	08/2028	2,095	2,084	0.3	2,093
Dynasty Acquisition Co.^(7)(17)	Senior secured	SF +	4.00%	(i)	9.32%	08/2028	898	893	0.1	897
Transdigm Inc.^(7)(17)	Senior secured	SF +	3.25%	(j)	8.64%	08/2028	1,437	1,439	0.2	1,439
							9,724	9,727	1.5	9,732
Airlines
Accelya Lux Finco S.A.R.L.*(7)(11)	One stop	SF +	6.00%	(j)	11.49%	12/2026	1,489	1,420	0.2	1,414
Brown Group Holding, LLC ^(17)	Senior secured	SF +	3.75%	(i)(j)	9.12%	06/2029	2,993	2,996	0.4	2,994
KKR Apple Bidco, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.32%	09/2028	2,990	2,998	0.5	2,991
							7,472	7,414	1.1	7,399
Auto Components
COP CollisionRight Holdings, Inc.*^	One stop	SF +	5.25%	(j)	10.79%	04/2028	23,425	22,759	3.6	23,191
OEConnection, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.42%	09/2026	1,444	1,438	0.2	1,442
							24,869	24,197	3.8	24,633
Automobiles
Denali Midco 2, LLC*^	One stop	SF +	6.25%	(i)	11.67%	12/2027	19,899	19,335	3.0	19,501
JHCC Holdings LLC*	One stop	SF +	5.25%	(j)	10.79%	09/2025	9,600	9,218	1.5	9,456
National Express Wash Parent Holdco, LLC*^	One stop	SF +	5.50%	(j)(k)	10.89%	07/2029	19,886	19,123	2.9	19,090
TWAS Holdings, LLC*^	One stop	SF +	6.75%	(i)	12.17%	12/2026	23,182	22,752	3.5	22,951
							72,567	70,428	10.9	70,998
Beverages
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(i)	11.67%	07/2025	17,770	17,770	2.7	17,414

Chemicals
Inhance Technologies Holdings LLC*	One stop	SF +	6.00%	(j)	11.40%	07/2024	9,952	9,650	1.5	9,405
Inhance Technologies Holdings LLC^	One stop	SF +	6.00%	(j)	11.40%	07/2024	4,916	4,767	0.7	4,646
Innophos Holdings, Inc.^(7)(17)	Senior secured	SF +	3.25%	(i)	8.68%	02/2027	3,438	3,444	0.5	3,427
W.R. Grace & Co^(7)(17)	Senior secured	SF +	3.75%	(j)	9.40%	08/2028	530	530	0.1	527
							18,836	18,391	2.8	18,005
Commercial Services and Supplies
BrightView Landscapes, LLC ^(7)(17)	Senior secured	SF +	3.25%	(j)	8.62%	04/2029	1,242	1,234	0.2	1,245
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(j)	11.66%	09/2030	1,838	1,801	0.3	1,801
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(j)	11.66%	09/2028	31	26	—	26
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	6.25%		N/A(6)	09/2030	—	(4)	—	(4)
Radwell Parent, LLC*	One stop	SF +	6.53%	(j)	12.02%	03/2029	15,919	15,919	2.4	15,919
							19,030	18,976	2.9	18,987
Construction & Engineering
Belfor USA Group Inc.^	Senior secured	SF +	4.00%	(i)	9.43%	04/2026	1,995	2,002	0.3	1,999
Pike Corporation^(7)(17)	Senior secured	SF +	3.50%	(i)	8.82%	01/2028	1,995	2,000	0.3	2,000
							3,990	4,002	0.6	3,999
Construction Materials
U.S. Silica Company^(7)(17)	Senior secured	SF +	4.75%	(i)	10.17%	03/2030	2,911	2,901	0.4	2,921
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
AmerCareRoyal LLC*(16)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	$1,599	$1,599	0.2%	$1,599
AOT Packaging Products Acquisitionco, LLC ^(17)	Senior secured	SF +	3.25%	(i)	8.68%				03/2028	3,167	3,128	0.5	3,113
Berlin Packaging, LLC^(17)	Senior secured	SF +	3.75%	(i)(j)	9.34%				03/2028	2,992	2,969	0.5	2,965
Chase Intermediate*^	One stop	SF +	5.25%	(i)(j)(k)	10.95%				10/2028	14,871	14,588	2.2	14,574
Pegasus BidCo^(7)(12)(17)	Senior secured	SF +	4.25%	(j)	9.61%				07/2029	3,491	3,503	0.6	3,498
Reynolds Group Holdings^(7)(17)	Senior secured	SF +	3.25%	(i)	8.68%				10/2028	3,492	3,498	0.5	3,492
Technimark, LLC^(17)	Senior secured	SF +	3.75%	(i)	9.18%				06/2028	2,992	2,956	0.5	2,964
WP Deluxe Merger Sub^(17)	Senior secured	SF +	3.50%	(j)	9.15%				05/2028	3,491	3,457	0.5	3,477
										36,095	35,698	5.5	35,682
Diversified Consumer Services
Certus Pest, Inc.^	One stop	SF +	7.50%	(j)	13.04%				02/2026	4,180	4,142	0.6	4,138
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	3,910	3,875	0.6	3,871
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	3,285	3,255	0.5	3,252
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	2,985	2,958	0.5	2,955
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	1,805	1,788	0.3	1,787
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	1,434	1,421	0.2	1,420
COP Exterminators Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	11.02%				07/2029	780	771	0.1	770
COP Exterminators Acquisitions, Inc.^(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	(1)
COP Exterminators Acquisitions, Inc.^(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(7)	—	(5)
HS Spa Holdings, Inc.*	One stop	SF +	5.75%	(k)	11.07%				06/2029	7,960	7,807	1.2	7,880
Liminex, Inc.^	One stop	SF +	7.25%	(j)	12.79%				11/2026	10,679	10,531	1.6	10,679
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	10.42%				06/2027	7,560	7,560	1.2	7,560
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	10.42%				06/2027	3,876	3,876	0.6	3,876
RW AM Holdco LLC*	One stop	SF +	5.25%	(k)	10.82%				04/2028	11,390	10,958	1.7	11,048
										59,844	58,934	9.1	59,230
Diversified Financial Services
Finastra USA, Inc.^(7)	One stop	SF +	7.25%	(k)	12.71%				09/2029	20,821	20,408	3.1	20,405
Finastra USA, Inc.^(7)	One stop	SF +	7.25%	(i)	12.58%				09/2029	11	10	—	10
Focus Financial Partners, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.82%				06/2028	3,500	3,494	0.5	3,501
Higginbotham Insurance Agency, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(32)	—	(33)
Howden Group Holdings Limited ^(7)(9)(17)	Senior secured	SF +	3.25%	(i)	8.69%				11/2027	2,992	2,992	0.5	2,987
Mariner Wealth Advisors, LLC^	Senior secured	SF +	3.25%	(j)	8.74%				08/2028	2,992	2,921	0.4	2,970
Mariner Wealth Advisors, LLC^	Senior secured	SF +	4.25%	(j)	9.65%				08/2028	499	494	0.1	499
The Dun & Bradstreet Corporation^(7)(17)	Senior secured	SF +	3.00%	(i)	8.32%				01/2029	3,182	3,198	0.5	3,181
										33,997	33,485	5.1	33,520
Food and Staples Retailing
Eagle Parent Corp.^(17)	Senior secured	SF +	4.25%	(j)	9.64%				04/2029	3,491	3,437	0.5	3,402

Food Products
Louisiana Fish Fry Products, Ltd.*	One stop	SF +	6.25%	(j)	11.79%				07/2027	8,895	8,394	1.3	8,628

Health Care Technology
Alegeus Technologies Holdings Corp.*	Senior secured	SF +	8.25%	(k)	13.36%				09/2024	6,000	6,000	0.9	6,000
ESO Solution, Inc.^	One stop	SF +	7.00%	(j)	12.40%				05/2027	5,250	5,194	0.8	5,198
GHX Ultimate Parent Corporation^	Senior secured	SF +	4.75%	(j)	10.12%				06/2027	998	1,000	0.2	999
Mediware Information Systems, Inc.^(17)	Senior secured	SF +	3.25%	(i)	8.68%				03/2028	1,995	1,971	0.3	1,973
Neptune Holdings, Inc.^	One stop	SF +	6.00%	(k)	11.50%				09/2030	5,646	5,562	0.9	5,575
Neptune Holdings, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	(1)
Qgenda Intermediate Holdings, LLC*^	One stop	SF +	5.00%	(j)	10.49%				06/2025	17,492	17,186	2.6	17,142
Qgenda Intermediate Holdings, LLC^	One stop	SF +	5.00%	(j)	10.49%				06/2025	2,984	2,932	0.4	2,925
Stratose Intermediate Holdings II, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%				09/2026	3,491	3,499	0.5	3,496
Tebra Technologies, Inc.^(16)	One stop	SF +	8.00%	(i)	9.92%	cash/	3.50%	PIK	06/2025	10,441	10,463	1.6	10,493
										54,297	53,806	8.2	53,800
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(j)	11.27%				07/2026	$11,665	$11,558	1.8%	$11,549
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(j)	11.27%				07/2026	3,762	3,727	0.6	3,724
CCSL Holdings, LLC*(7)	One stop	SF +	6.00%	(i)	11.42%				12/2026	11,846	11,618	1.8	11,728
CMI Parent Inc.*	Senior secured	SF +	4.75%	(i)	10.17%				08/2025	6,964	6,964	1.0	6,964
Medline Borrower, LP ^(7)(17)	Senior secured	SF +	3.25%	(i)	8.68%				10/2028	3,491	3,470	0.5	3,486
										37,728	37,337	5.7	37,451
Healthcare Providers and Services
AHP Health Partners, Inc. ^(7)(17)	Senior secured	SF +	3.50%	(i)	8.93%				08/2028	2,992	3,000	0.5	2,996
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*	One stop	SF +	6.13%	(j)	11.65%				03/2027	11,819	11,764	1.8	11,819
Bamboo US Bidco LLC^	One stop	SF +	6.00%	(i)	11.32%				09/2030	7,871	7,635	1.2	7,635
Bamboo US Bidco LLC^(7)(8)	One stop	E +	6.00%	(c)	9.86%				09/2030	5,179	5,023	0.8	5,023
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(50)	—	(50)
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				09/2030	—	(18)	—	(18)
CCRR Parent, Inc.^	Senior secured	SF +	3.75%	(i)	9.18%				03/2028	2,992	2,935	0.4	2,865
Midwest Veterinary Partners, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.43%				04/2028	2,487	2,440	0.4	2,468
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(7)(8)(10)	One stop	C +	5.50%	(g)	11.01%				05/2028	10,989	10,740	1.6	10,440
Pharmerica^(17)	Senior secured	SF +	3.25%	(i)	8.68%				03/2026	2,992	2,975	0.4	2,977
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	6.75%	(j)	12.32%				01/2026	19,893	19,893	3.0	19,893
Verscend Holding Corp.^(17)	Senior secured	SF +	4.00%	(i)	9.43%				08/2025	2,992	2,999	0.5	2,997
										70,206	69,336	10.6	69,045
Hotels, Restaurants and Leisure
BJH Holdings III Corp.*	One stop	SF +	4.50%	(j)	9.90%				08/2025	9,975	9,799	1.5	9,875
Fertitta Entertainment, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.32%				01/2029	3,491	3,465	0.5	3,462
Health Buyer, LLC*	Senior secured	SF +	5.25%	(b)(j)	10.80%				04/2029	4,950	4,855	0.7	4,777
Scientific Games Holdings LP^(17)	Senior secured	SF +	3.50%	(j)	8.77%				04/2029	2,992	2,966	0.5	2,979
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(j)	10.29%				11/2025	23,099	23,099	3.5	23,099
Tropical Smoothie Cafe Holdings, LLC*^	One stop	SF +	4.75%	(j)	10.27%				09/2026	19,466	19,466	3.0	19,466
YE Brands Holding, LLC^	One stop	SF +	5.75%	(i)	11.18%				10/2027	6,396	6,333	1.0	6,332
YE Brands Holding, LLC^(5)	One stop	SF +	5.50%		N/A(6)				10/2027	—	—	—	(1)
										70,369	69,983	10.7	69,989
Household Products
WU Holdco, Inc.*	One stop	SF +	5.50%	(j)	11.04%				03/2026	4,054	3,870	0.6	3,932
WU Holdco, Inc.*	One stop	SF +	5.50%	(j)	11.04%				03/2026	2,069	1,975	0.3	2,007
										6,123	5,845	0.9	5,939
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(j)	10.22%				04/2026	6,778	6,654	1.0	6,642
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(j)	10.24%				04/2026	4,417	4,336	0.7	4,328
CPM Holdings, Inc.^	Senior secured	SF +	3.50%	(i)	8.93%				11/2025	8	8	—	8
EAB Global, Inc. ^(17)	Senior secured	L +	3.50%	(a)	8.87%				08/2028	3,183	3,164	0.5	3,165
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.75%	(d)	9.54%				08/2029	14,730	15,056	2.2	14,583
										29,116	29,218	4.4	28,726
Insurance
Acrisure, LLC^(17)	Senior secured	L +	4.25%	(a)	9.68%				02/2027	2,992	2,955	0.5	2,991
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				07/2027	7,840	7,766	1.2	7,762
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				07/2027	3,560	3,527	0.5	3,525
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				07/2027	3,142	3,113	0.5	3,111
AssuredPartners Capital, Inc.^(7)(17)	Senior secured	SF +	3.50%	(i)	8.82%				02/2027	3,298	3,297	0.5	3,293
Captive Resources Midco, LLC*(16)	One stop	SF +	5.25%	(i)	5.29%	cash/	5.78%	PIK	07/2029	8,258	8,258	1.3	8,258
Compass Investors, Inc. ^(17)	Senior secured	SF +	3.75%	(j)	9.14%				11/2029	2,992	3,000	0.4	2,994
Galway Borrower LLC*	One stop	SF +	5.25%	(j)	10.64%				09/2028	11,321	10,997	1.7	10,981
Hub International Limited^(7)(17)	Senior secured	SF +	4.00%	(j)	9.37%				11/2029	2,993	3,006	0.4	3,001
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(i)(j)(k)	11.38%	07/2030	$896	$874	0.1%	$873
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)	07/2030	—	(3)	—	(3)
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.50%		N/A(6)	08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	6.00%		N/A(6)	08/2026	—	(28)	—	(57)
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(j)	11.04%	07/2025	19,944	19,770	3.0	19,745
Majesco*^	One stop	SF +	7.38%	(j)	12.77%	09/2027	21,477	21,477	3.3	21,477
OneDigital Borrower, LLC^	Senior secured	SF +	4.25%	(i)	9.67%	11/2027	2,992	2,980	0.5	2,994
							91,705	90,988	13.9	90,944
IT Services
Acquia, Inc.^	One stop	L +	7.00%	(a)	12.34%	10/2025	9,956	9,956	1.5	9,956
Delinea Inc.*	One stop	SF +	5.75%	(j)	11.29%	03/2028	8,954	8,615	1.4	8,775
Delinea Inc.*	One stop	SF +	5.75%	(j)	11.29%	03/2028	4,895	4,710	0.7	4,797
GXS Group, Inc. ^(7)(10)(17)	Senior secured	SF +	2.75%	(i)	8.17%	01/2030	1,702	1,711	0.3	1,705
Infinisource, Inc.*	One stop	SF +	4.50%	(k)	10.09%	10/2026	4,216	4,138	0.7	4,216
Netwrix Corporation*	One stop	SF +	5.00%	(j)(k)	10.37%	06/2029	8,798	8,630	1.3	8,622
Saturn Borrower Inc.*(16)	One stop	SF +	6.50%	(j)	12.04%	09/2026	8,317	7,857	1.2	7,985
UKG Inc.^(17)	Senior secured	SF +	3.25%	(j)	8.62%	05/2026	3,312	3,273	0.5	3,307
WPEngine, Inc.^	One stop	SF +	6.50%	(k)	11.92%	08/2029	953	934	0.1	938
WPEngine, Inc.^(5)	One stop	SF +	6.50%		N/A(6)	08/2029	—	(1)	—	(1)
							51,103	49,823	7.7	50,300
Leisure Products
Cast & Crew Payroll, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%	02/2026	2,992	2,976	0.5	2,988
EP Purchaser, LLC^(17)	Senior secured	SF +	3.50%	(j)	9.15%	11/2028	2,993	2,968	0.4	2,962
							5,985	5,944	0.9	5,950
Life Sciences Tools & Services
PAS Parent Inc.*^	One stop	SF +	5.25%	(i)	10.68%	12/2028	19,849	19,470	3.0	19,452

Machinery
Filtration Group Corp.^(17)	Senior secured	SF +	3.50%	(i)	8.93%	10/2028	2,992	2,992	0.5	2,984
Wireco Worldgroup Inc.^	Senior secured	SF +	4.25%	(i)	9.70%	11/2028	2,873	2,880	0.4	2,875
							5,865	5,872	0.9	5,859
Media
Triple Lift, Inc.*	One stop	SF +	5.75%	(j)	11.30%	05/2028	8,862	8,526	1.3	8,508
Triple Lift, Inc.*	One stop	SF +	5.75%	(j)	11.30%	05/2028	2,600	2,501	0.4	2,495
							11,462	11,027	1.7	11,003
Oil, Gas and Consumable Fuels
Envernus, Inc.*^	Senior secured	SF +	4.25%	(i)	9.67%	07/2025	20,510	20,420	3.1	20,408
Project Power Buyer, LLC*	One stop	SF +	7.00%	(j)	12.39%	05/2026	14,886	14,886	2.3	14,886
							35,396	35,306	5.4	35,294
Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)(11)	One stop	SF +	5.50%	(j)	10.89%	05/2029	19,900	19,328	3.0	19,303

Professional Services
Eliassen Group, LLC*	One stop	SF +	5.50%	(k)	10.84%	04/2028	4,905	4,905	0.8	4,905
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(i)(j)	11.45%	09/2028	15,919	15,919	2.4	15,919
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(j)	11.47%	09/2028	4,088	4,088	0.6	4,088
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.25%	(j)	10.77%	11/2028	15,840	15,387	2.4	15,364
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(i)	11.17%	12/2025	9,949	9,770	1.5	9,750
PGA Holdings, Inc.^(17)	Senior secured	SF +	3.50%	(j)	9.18%	07/2026	2,992	2,929	0.4	2,886
							53,693	52,998	8.1	52,912
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Road and Rail
Kenan Advantage Group, Inc.^	Senior secured	SF +	4.18%	(k)	9.48%				03/2026	$2,992	$2,996	0.5%	$2,989

Software
Anaplan, Inc.^	One stop	SF +	6.50%	(i)	11.82%				06/2029	10,000	9,904	1.5	10,000
Appfire Technologies, LLC*	One stop	SF +	5.50%	(j)	11.06%				03/2027	10,287	10,095	1.5	10,081
Apttus Corporation^(17)	Senior secured	SF +	4.00%	(i)	9.43%				05/2028	2,992	2,956	0.5	2,961
AQA Acquisition Holding, Inc. ^(17)	Senior secured	SF +	4.25%	(j)	9.91%				03/2028	1,995	1,975	0.3	1,988
Axiom Merger Sub Inc.^(7)(8)	One stop	E +	5.50%	(d)(e)	8.90%				04/2026	5,755	5,939	0.9	5,755
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(j)	10.04%				04/2027	3,000	3,000	0.5	3,000
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(i)	10.57%				05/2029	4,975	4,832	0.7	4,763
Bullhorn, Inc.*	One stop	SF +	5.75%	(j)	11.24%				09/2026	3,980	3,943	0.6	3,940
Bullhorn, Inc.*	One stop	SF +	5.75%	(j)	11.24%				09/2026	3,979	3,943	0.6	3,940
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	6.25%	(h)	11.44%				08/2030	4,373	4,468	0.7	4,308
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	6.25%	(f)	10.39%				08/2030	285	282	—	281
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(29)	—	(28)
ConnectWise, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%				10/2028	2,936	2,888	0.4	2,896
Daxko Acquisition Corporation*	One stop	SF +	5.50%	(i)	10.92%				10/2028	11,815	11,365	1.7	11,342
Dcert Buyer, Inc.^(17)	Senior secured	SF +	4.00%	(i)	9.32%				10/2026	2,992	2,996	0.5	2,978
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	6.00%	(h)	11.19%				08/2030	2,118	2,140	0.3	2,065
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(c)	9.86%				08/2030	532	534	0.1	518
Denali Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(9)	—	(9)
Diligent Corporation*	One stop	SF +	6.25%	(j)	11.77%				08/2025	5,969	5,917	0.9	5,910
ECI Macola/Max Holding, LLC^(17)	Senior secured	SF +	3.75%	(j)	9.40%				11/2027	1,995	1,995	0.3	1,994
EverCommerce Solutions, Inc.^(7)	Senior secured	SF +	3.25%	(i)	8.68%				07/2028	1,990	1,992	0.3	1,994
Evergreen IX Borrower 2023, LLC^	One stop	SF +	6.00%	(j)	11.39%				09/2030	11,885	11,588	1.8	11,587
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(33)	—	(33)
Hyland Software, Inc.^	One stop	SF +	6.00%	(i)	11.32%				09/2030	28,688	28,260	4.3	28,258
Hyland Software, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
Juvare, LLC*	One stop	SF +	6.25%	(j)	11.82%				10/2026	5,568	5,311	0.8	5,290
Kaseya Inc.*(16)	One stop	SF +	6.25%	(j)	9.12%	cash/	2.50%	PIK	06/2029	8,017	7,864	1.2	7,937
LeadsOnline, LLC^	One stop	SF +	6.25%	(i)	11.58%				02/2028	4,463	4,353	0.7	4,351
LeadsOnline, LLC^	One stop	SF +	6.25%	(i)	11.58%				02/2028	787	768	0.1	768
LeadsOnline, LLC^(5)	One stop	SF +	6.25%		N/A(6)				02/2028	—	(1)	—	(1)
Neo Bidco GMBH^(7)(8)(11)(16)	One stop	E +	6.00%	(e)	9.95%				07/2028	172	176	—	172
Panzura, LLC^(16)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50	44	—	44
PDI TA Holdings, Inc.*	One stop	SF +	4.50%	(j)	9.98%				10/2024	13,893	13,893	2.1	13,893
Personify, Inc.*	One stop	SF +	5.25%	(j)	10.64%				09/2024	8,636	8,636	1.3	8,636
Pluralsight, LLC^	One stop	SF +	8.00%	(j)	13.45%				04/2027	10,000	10,000	1.5	9,900
QAD, Inc.*	One stop	SF +	5.38%	(i)	10.69%				11/2027	9,949	9,949	1.5	9,949
S2P Acquisition Borrower, Inc.^(17)	Senior secured	SF +	4.00%	(i)	9.42%				08/2026	3,491	3,497	0.5	3,491
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.25%	(i)	11.58%				08/2029	10,000	9,904	1.5	9,900
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.75%	(d)	9.41%				07/2029	13,747	14,051	2.1	13,747
Telesoft Holdings LLC*	One stop	SF +	5.75%	(i)	11.17%				12/2025	5,746	5,669	0.9	5,660
Togetherwork Holdings, LLC*	One stop	SF +	6.00%	(i)	11.42%				03/2025	5,000	4,947	0.8	5,000
Workforce Software, LLC^(16)	One stop	SF +	7.25%	(j)	9.82%	cash/	3.00%	PIK	07/2025	9,145	8,986	1.4	9,054
Zendesk, Inc.^(16)	One stop	SF +	6.75%	(j)	8.90%	cash/	3.25%	PIK	11/2028	10,176	10,176	1.6	10,176
										241,381	239,163	36.4	238,454
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ashco, LLC^(17)	Senior secured	SF +	3.75%	(i)	9.18%	03/2028	$3,489	$3,481	0.5%	$3,486
Ave Holdings III, Corp*^	One stop	SF +	5.50%	(j)	11.04%	02/2028	15,830	15,380	2.4	15,354
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(j)	11.17%	08/2029	5,000	4,904	0.8	4,925
Southern Veterinary Partners, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.43%	10/2027	3,491	3,454	0.5	3,474
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(k)	11.40%	04/2028	24,623	24,157	3.6	23,638
							52,433	51,376	7.8	50,877
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(j)	11.79%	06/2028	11,730	11,173	1.7	11,026
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(j)	11.79%	06/2028	4,975	4,739	0.7	4,676
							16,705	15,912	2.4	15,702

Total debt investments							1,195,799	1,179,482	180.4	1,178,539

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Software
Denali Bidco Limited^(7)(9)	LP interest	N/A	N/A		N/A	70	$90	—%	$90
Panzura, LLC^	LLC units	N/A	N/A		N/A	1	4	—	4
							94	—	94

Total equity investments							94	—	94

Total investments							1,179,576	180.4	1,178,633

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(18)			40,090	6.1	40,090
Total money market funds							40,090	6.1	40,090

Total investments and money market funds							$1,219,666	186.5%	$1,218,723

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
(12)The headquarters of this portfolio company is located in the Netherlands.
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
Notes to Consolidated Financial Statements (unaudited)
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
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the period ended September 30, 2023, as filed with the SEC.

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of trustees (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 5. Fair Value Measurements.

Use of estimates: The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCRED Holdings LLC, Golub Capital Private Credit Fund CLO (“2023 Issuer”), formerly the CLO Vehicle, and Golub Capital Private Credit Fund CLO Depositor statutory trust in its consolidated financial statements.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by the 2023 Issuer, a special purpose entity, that is consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entity have received security interests in such assets and such assets are not intended to be available to the creditors of GCRED (or any affiliate of GCRED).

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.
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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2023, interest income included $1,605 of accretion of discounts. For the three months ended December 31, 2023 the Company received loan origination fees of $4,690.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2023, investment income included $555 of PIK interest and the Company capitalized PIK interest of $593 into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended December 31, 2023, fee income included $21 from non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $42,857.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company may have certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2023, the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments and did not receive any cash payments of accrued and capitalized preferred dividends.

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

For the three months ended December 31, 2023, the Company did not recognize dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2023 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023, $18 was recorded for U.S. federal excise tax.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2023 and September 30, 2023, the Company had deferred debt issuance costs of $6,758 and $6,190. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2023 was $404.

Deferred offering costs: Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three months ended December 31, 2023, the Company amortized $330 of deferred offering costs, which are included in professional fees on the Consolidated Statement of Operations.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases and is payable quarterly in arrears. For purposes of the Investment Advisory Agreement, net assets means the Company’s assets less liabilities determined in accordance with GAAP.

For the three months ended December 31, 2023, the base management fees incurred by the Company were $2,093.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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

For the three months ended December 31, 2023, the Income Incentive Fee incurred was $2,714.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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

For the three months ended December 31, 2023, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2023, there was no accrual of the capital gain incentive fee under GAAP. As of December 31, 2023 and September 30, 2023, there was no cumulative accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”) and net offering price, preparing reports to shareholders and reports filed with the SEC, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, managing the payment of expenses and the performance of administrative and professional services rendered by others. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and other liabilities is $370 and $212, as of December 31, 2023 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

The Investment Advisory Agreement was approved by the Board and most recently amended and restated on November 17, 2023 to clarify that to the extent the Investment Adviser or an affiliate of the Investment Adviser provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the Company’s management fee shall be reduced by an amount equal to the product of (a) the total fees paid to the Investment Adviser by such subsidiary for such services and (b) the percentage of such subsidiary’s total equity

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
that is owned, directly or indirectly, by the Company. The Administration Agreement was approved by the Board with an initial term of two years and became effective on April 28, 2023. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S shares and Class D shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $35 engagement fee payable upon the effective date of the Public Offering, a $250 fixed managing dealer fee that is payable for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne indirectly by all shareholders of the Company. For the three months ended December 31, 2023, the Company incurred $50 of fees paid to the Managing Dealer.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
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

For the three months ended December 31, 2023, the Company did not incur any distribution and/or shareholder servicing fees.

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

The following table presents a summary of Expense Support Payments and the related Reimbursement Payments for each of the three month periods since the Company’s commencement of operations:

For the Quarter Ended	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser	Unreimbursed Expense Support Payments
June 30, 2023	$1,257	$885	$372
September 30, 2023	—	—	—
December 31, 2023	667	—	667
Total	$1,924	$885	$1,039

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the three months ended December 31, 2023. As of December 31, 2023 and September 30, 2023, $5,847 and $3,639, respectively (which includes $1,039 and $1,257, respectively, of unreimbursed Expense Support Payments), of reimbursable expenses were paid by the Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2023, permits the Company to borrow a maximum of $100,000 and expires on July 3, 2026. Refer to Note 6. Borrowings for discussion of the Adviser Revolver.
Note 4. Investments

Investments as of December 31, 2023 and September 30, 2023 consisted of the following:

	As of December 31, 2023			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$220,050	$218,729	$219,583	$218,131	$216,997	$216,911
One stop	1,203,615	1,183,125	1,183,876	977,668	962,485	961,628
Subordinated debt	50	49	49	—	—	—
Equity	N/A	331	343	N/A	94	94
Total	$1,423,715	$1,402,234	$1,403,851	$1,195,799	$1,179,576	$1,178,633

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$204,284	14.6%	$187,087	15.9%
Midwest	283,738	20.2	207,317	17.6
Northeast	88,133	6.3	71,548	6.1
Southeast	320,490	22.9	302,001	25.6
Southwest	184,115	13.1	165,797	14.0
West	257,779	18.4	182,125	15.4
United Kingdom	10,468	0.7	10,468	0.9
Luxembourg	23,223	1.7	23,228	2.0
Canada	12,463	0.9	12,451	1.0
Netherlands	3,485	0.2	3,503	0.3
Finland	14,056	1.0	14,051	1.2
Total	$1,402,234	100.0%	$1,179,576	100.0%
Fair Value:
United States
Mid-Atlantic	$204,735	14.6%	$187,197	15.9%
Midwest	284,489	20.3	207,780	17.6
Northeast	88,124	6.3	70,836	6.0
Southeast	320,190	22.8	301,703	25.6
Southwest	183,807	13.1	165,791	14.0
West	258,533	18.4	182,532	15.5
United Kingdom	10,589	0.7	10,212	0.9
Luxembourg	23,166	1.7	23,192	2.0
Canada	12,389	0.9	12,145	1.0
Netherlands	3,481	0.2	3,498	0.3
Finland	14,348	1.0	13,747	1.2
Total	$1,403,851	100.0%	$1,178,633	100.0%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2023 and September 30, 2023 were as follows:

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$9,703	0.7%	$9,727	0.8%
Airlines	7,424	0.5	7,414	0.6
Auto Components	24,161	1.7	24,197	2.1
Automobiles	83,969	6.0	70,428	6.0
Banks	2,766	0.2	—	—
Beverages	17,723	1.3	17,770	1.5
Chemicals	18,470	1.3	18,391	1.6
Commercial Services and Supplies	41,570	3.0	18,976	1.6
Construction & Engineering	—	—	4,002	0.3
Construction Materials	2,813	0.2	2,901	0.2
Containers and Packaging	35,610	2.6	35,698	3.0
Diversified Consumer Services	92,764	6.6	58,934	5.0
Diversified Financial Services	37,802	2.7	33,485	2.8
Electronic Equipment, Instruments and Components	506	0.0 *	—	—
Food and Staples Retailing	3,430	0.2	3,437	0.3
Food Products	23,441	1.7	8,394	0.7
Health Care Technology	53,886	3.8	53,806	4.6
Healthcare Equipment and Supplies	44,824	3.2	37,337	3.2
Healthcare Providers and Services	69,382	4.9	69,336	5.9
Hotels, Restaurants and Leisure	72,280	5.2	69,983	5.9
Household Products	5,858	0.4	5,845	0.5
Industrial Conglomerates	29,182	2.1	29,218	2.5
Insurance	108,476	7.7	90,988	7.7
IT Services	45,689	3.3	49,823	4.2
Leisure Products	5,932	0.4	5,944	0.5
Life Sciences Tools & Services	19,439	1.4	19,470	1.7
Machinery	23,833	1.7	5,872	0.5
Media	11,023	0.8	11,027	0.9
Oil, Gas and Consumable Fuels	26,750	1.9	35,306	3.0
Pharmaceuticals	19,305	1.4	19,328	1.6
Professional Services	52,909	3.8	52,998	4.5
Road and Rail	2,988	0.2	2,996	0.3
Software	309,814	22.1	239,257	20.3
Specialty Retail	82,599	5.9	51,376	4.4
Trading Companies and Distributors	15,913	1.1	15,912	1.3
Total	$1,402,234	100.0%	$1,179,576	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2023		As of September 30, 2023
Fair Value:
Aerospace and Defense	$9,740	0.7%	$9,732	0.8%
Airlines	7,428	0.5	7,399	0.6
Auto Components	24,793	1.8	24,633	2.1
Automobiles	84,770	6.0	70,998	6.0
Banks	2,765	0.2	—	—
Beverages	17,369	1.2	17,414	1.5
Chemicals	16,404	1.2	18,005	1.5
Commercial Services and Supplies	41,479	3.0	18,987	1.6
Construction & Engineering	—	—	3,999	0.3
Construction Materials	2,832	0.2	2,921	0.2
Containers and Packaging	35,834	2.6	35,682	3.0
Diversified Consumer Services	92,827	6.6	59,230	5.0
Diversified Financial Services	37,916	2.7	33,520	2.8
Electronic Equipment, Instruments and Components	506	0.0 *	—	—
Food and Staples Retailing	3,458	0.2	3,402	0.3
Food Products	23,895	1.7	8,628	0.7
Health Care Technology	54,113	3.9	53,800	4.6
Healthcare Equipment and Supplies	45,051	3.2	37,451	3.2
Healthcare Providers and Services	69,599	5.0	69,045	5.9
Hotels, Restaurants and Leisure	72,262	5.1	69,989	6.0
Household Products	5,924	0.4	5,939	0.5
Industrial Conglomerates	29,317	2.1	28,726	2.5
Insurance	108,445	7.7	90,944	7.7
IT Services	46,305	3.3	50,300	4.3
Leisure Products	5,954	0.4	5,950	0.5
Life Sciences Tools & Services	19,304	1.4	19,452	1.7
Machinery	23,839	1.7	5,859	0.5
Media	10,975	0.8	11,003	0.9
Oil, Gas and Consumable Fuels	26,749	1.9	35,294	3.0
Pharmaceuticals	19,254	1.4	19,303	1.6
Professional Services	52,753	3.8	52,912	4.5
Road and Rail	2,979	0.2	2,989	0.3
Software	310,873	22.1	238,548	20.3
Specialty Retail	82,435	5.9	50,877	4.3
Trading Companies and Distributors	15,704	1.1	15,702	1.3
Total	$1,403,851	100.0%	$1,178,633	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the three months ended December 31, 2023, certain debt investments with a fair value of $2,964 transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $3,969 transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2023, $139,207 and $1,264,644 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, $139,934 and $1,038,699 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
When determining fair value of Level 3 debt and equity investments, the Company takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company bases its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2023 and September 30, 2023:

As of December 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$139,207	$1,264,301	$1,403,508
Equity investments(1)	—	—	343	343
Money market funds(1)(2)	45,206	—	—	45,206
Total assets, at fair value:	$45,206	$139,207	$1,264,644	$1,449,057

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$139,934	$1,038,605	$1,178,539
Equity investments(1)	—	—	94	94
Money market funds(1)(2)	40,090	—	—	40,090
Total assets, at fair value:	$40,090	$139,934	$1,038,699	$1,218,723

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statement of Operations attributable to the Company's Level 3 assets held as of December 31, 2023 was $1,894.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2023:

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,038,605	$94	$1,038,699
Net change in unrealized appreciation (depreciation) on investments	(462)	12	(450)
Net translation of investments in foreign currencies	2,285	—	2,285
Realized gain (loss) on investments	(38)	—	(38)
Realized gain (loss) on translation of investments in foreign currencies	1	—	1
Fundings of (proceeds from) revolving loans, net	192	—	192
Purchases and fundings of investments	253,767	237	254,004
PIK interest and non-cash dividends	593	—	593
Proceeds from principal payments and sales of portfolio investments	(31,201)	—	(31,201)
Accretion of discounts and amortization of premiums	1,564	—	1,564
Transfers into Level 3(1)	2,964	—	2,964
Transfers out of Level 3(1)	(3,969)	—	(3,969)
Fair value, end of period	$1,264,301	$343	$1,264,644

(1) Transfers between levels are recognized at the beginning of the period in which the transfers occur.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and September 30, 2023:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$58,978	Yield analysis	Market interest rate	8.8% - 13.3% (9.9%)
		Market comparable companies	EBITDA multiples	6.1x - 24.0x (10.6x)
	21,398	Broker quotes	Broker quotes	N/A
One stop loans(2)	$1,183,876	Yield analysis	Market interest rate	8.5% - 19.5% (10.5%)
		Market comparable companies	EBITDA multiples	8.5x - 29.0x (16.0x)
		Market comparable companies	Revenue multiples	3.5x - 16.5x (8.1x)
Subordinated debt and second lien loans	$49	Yield analysis	Market interest rate	14.3%
		Market comparable companies	EBITDA multiples	23.8x
Equity(3)	$343	Market comparable companies	EBITDA multiples	14.3x - 23.0x (18.8x)
			Revenue multiples	5.0x
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $1,063,250 and $120,626 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)The Company valued $340 and $3 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
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

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.
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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$765,382	$765,382	$572,270	$572,270

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2023, the Company’s asset coverage for borrowed amounts was 188.9%.

2023 Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consist of $395,500 of AAA Class A-1 Notes (the “Class A-1 Notes”), which bear interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 Notes (the “Class A-2 Notes”), which bear interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated notes, which do not bear interest (the “Subordinated 2023 Notes”). The Company indirectly retained all of the Class A-2 Notes and Subordinated 2023 Notes which were eliminated in consolidation. The Class A-1 Notes are included in the December 31, 2023 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company.

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

As of December 31, 2023 and September 30, 2023, there were 68 and 64 portfolio companies, respectively, with total fair value of $672,827 and $663,233, respectively, securing the 2023 Notes. The pool of loans in the 2023 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2023 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of December 31, 2023 based on the last interest rate reset was 5.4%.

For the three months ended December 31, 2023, the components of interest expense, annualized average interest rates and average outstanding balances for the 2023 Debt Securitization were as follows:

Three months ended December 31, 2023
Stated interest expense	$7,849
Amortization of debt issuance costs	113
Total interest expense	$7,962
Annualized average stated interest rate	7.9%
Average outstanding balance	$395,500

As of December 31, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Description	Class A-1 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$395,500
S&P Rating	"AAA"
Fitch Rating	"AAA"
Interest Rate	SOFR + 2.40%

The Investment Adviser serves as collateral manager to the 2023 Issuer and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2023 Issuer for rendering such collateral management services.

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto which, as of December 31, 2023, allowed the Company to borrow up to $565,000 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $1,500,000 of additional commitments. On December 15, 2023, the Company entered into an agreement with a new lender to increase the aggregate commitments under the SMBC Credit Facility from $490,000 to $565,000 through the accordion feature under the SMBC Credit Facility.

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
The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the SMBC Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the SMBC Credit Facility. The Company may request borrowings on the SMBC Credit Facility (the “Availability Period”) through September 6, 2027 (the “Commitment Termination Date”), and the SMBC Credit Facility requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Commitment Termination Date. The SMBC Credit Facility matures on September 6, 2028.

As of December 31, 2023 and September 30, 2023, the Company had outstanding debt of $369,882 and $176,770, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

For the three months ended December 31, 2023, the components of interest expense, cash paid for interest, annualized average stated interest rate and average outstanding balance for the SMBC Facility were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Three months ended December 31, 2023
Stated interest expense	$5,618
Facility fees	303
Amortization of debt issuance costs	291
Total interest expense	$6,212
Cash paid for interest expense	$5,191
Annualized average stated interest rate	7.5%
Average outstanding balance	$297,831

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2023, permitted the Company to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2023 was 5.2%. On December 19, 2023, the Company amended the Adviser Revolver to increase the borrowing capacity from $50,000 to $100,000. As of December 31, 2023 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2023, the stated interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the Adviser Revolver were as follows:

	Three months ended December 31, 2023
Stated interest expense	$—	*
Cash paid for interest expense	—	*
Annualized average stated interest rate	5.1%
Average outstanding balance	$38

* Represents an amount less than $1

For the three months ended December 31, 2023, the average total debt outstanding was $693,369.

For the three months ended December 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.1%.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2023 Debt Securitization	$395,500	$—	$—	$—	$395,500
SMBC Credit Facility	369,882	—	—	369,882	—
Total borrowings	$765,382	$—	$—	$369,882	$395,500

Note 7. Commitments and Contingencies

Commitments: As of December 31, 2023, the Company had outstanding commitments to fund investments totaling $109,038, including $33,213 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $20,796, including $3,654 of commitments on undrawn revolvers.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2023 and September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

Three months ended, December 31, 2023
Per share data:(1)	Class I
Net asset value at beginning of period	$25.00
Distributions declared:(2)
From net investment income - after tax	(0.65)
Net investment income - after tax	0.71
Net realized gain (loss) on investment transactions	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.01
Net asset value at end of period	$25.07
Total return based on net asset value per share(4)	2.88%
Number of common shares outstanding	27,513,765.783

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Three months ended December 31, 2023
Listed below are supplemental data and ratios to the financial highlights:	Class I
Ratio of net investment income - after tax to average net assets*	11.21%
Ratio of total expenses to average net assets*(5)(6)	11.17%
Ratio of incentive fees to average net assets(5)	0.41%
Ratio of excise tax to average net assets(5)†	0.00%
Ratio of net expenses to average net assets*(5)(6)	11.17%
Ratio of total expenses (without incentive fees) to average net assets*(6)	10.76%
Total return based on average net asset value(7)	2.86%
Total return based on average net asset value - annualized(7)	11.38%
Net assets at end of period	$689,633
Average debt outstanding	$693,369
Average debt outstanding per share	$26.03
Portfolio Turnover*	10.95%
Asset coverage ratio(8)	188.94%
Asset coverage ratio per unit(9)	$1,889.35
Average market value per unit (10):
2023 Debt Securitization	N/A
SMBC Credit Facility	N/A
Adviser Revolver	N/A

*    Annualized for a period less than one year, unless otherwise noted.
^ Represents an amount less than $0.01.
† Represents an amount less than 0.01%.
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
(5)Incentive fees and excise tax are not annualized in the calculation.
(6)The calculation excludes the net effect of expense support and expense support recoupment, which represented 0.03% of average net assets for the three months ended December 31, 2023.
(7)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(8)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(9)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(10)Not applicable as such senior securities are not registered for public trading.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Net Assets

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

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to the Public Offering. The Company has applied for exemptive relief from the SEC that, if granted, will permit the Company to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, through the Public Offering with a dollar value up to the maximum offering amount. There is no assurance, however, that the relief will be granted. The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for at least 100 investors in such class and the Company’s Board has authorized the release of the funds in the escrow account. The share classes have different ongoing distribution and/or shareholder servicing fees. The following table summarizes the Class I shares issued and net proceeds from the Public Offering during the three months ended December 31, 2023:

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
November 1, 2023	97,680.000	$2,442
December 1, 2023	1,094,615.081	27,442
	1,192,295.081	$29,884

In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of shares of Class S shares, Class D shares and Class I shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Class I shares during the three months ended December 31, 2023:

Net Offering Price Per Share
For the Month Ended	Class I
October 31, 2023	$25.00
November 30, 2023	25.07
December 31, 2023	25.07

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2023:

			Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
August 3, 2023	October 31, 2023	November 29, 2023	26,194,330.889	$0.21	$5,501
November 17, 2023	November 30, 2023	December 29, 2023	26,353,713.391	0.22	5,798
November 17, 2023	December 30, 2023	January 30, 2024	27,513,765.783	0.22	6,053
Total dividends declared for the three months ended December 31, 2023					$17,352

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2023:

	Class I
Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
October 30, 2023	60,820.367	$25.00	$1,521
November 29, 2023	61,702.502	25.00	1,543
December 29, 2023	65,437.311	25.07	1,640
	187,960.180		$4,704
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Share Repurchase Program

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

During the three months ended December 31, 2023, the Company did not repurchase any shares.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2023:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Three months ended December 31, 2023
Class I
Earnings available to stockholders	$19,059
Basic and diluted weighted average shares outstanding	26,633,029
Basic and diluted earnings per share	$0.72

Note 11. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

The Company received $249,101 of net proceeds from the issuance of Class I shares for subscriptions effective January 1, 2024.

On January 30, 2024, the Company issued 71,107.248 Class I shares through the DRIP.

On February 1, 2024, the Company entered into an agreement with a new lender to increase the aggregate commitments under the SMBC Credit Facility from $565,000 to $615,000 through the accordion feature under the SMBC Credit Facility.

The Company received $42,669 of net proceeds from the issuance of Class I shares for subscriptions effective February 1, 2024.

On February 2, 2024, the Board adopted the Third Amended and Restated Declaration of Trust (the “Third Amended and Restated Declaration of Trust”) in response to comments issued by a state securities regulator in connection with its review of the Company’s continuous offering of common shares of beneficial interest. As amended, the Third Amended and Restated Declaration of Trust provides that the provisions regarding derivative actions shall not apply to claims asserted under state securities laws. The other material terms of the Third Amended and Restated Declaration of Trust were unchanged.

The Company repurchased 27,300 of its Class I shares pursuant to the tender offer to repurchase up to 5% of its Class I shares outstanding as of September 30, 2023 that commenced on December 29, 2023 and closed on February 1, 2024.

On November 17, 2023 and February 2, 2024, the Board declared distributions to Class I shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Amount Per Share
November 17, 2023	January 31, 2024	February 28, 2024	$0.22
February 2, 2024	February 29, 2024	March 29, 2024	$0.22
February 2, 2024	March 31, 2024	April 29, 2024	$0.22
February 2, 2024	April 30, 2024	May 30, 2024	$0.22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “GCRED” refer to Golub Capital Private Credit Fund and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the period ended September 30, 2023.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in May 2022 as a Delaware statutory trust and commenced operations on June 30, 2023.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation may vary from time to time depending on market conditions and available investment opportunities. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $65.0 billion in capital under management as of January 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of trustees of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, as amended and restated on November 17, 2023, we have agreed to pay GC Advisors an annual base management fee based on the value of our net assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent trustees) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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
As of December 31, 2023 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of December 31, 2023		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$219,583	15.7%	$216,911	18.4%
One stop	1,183,876	84.3	961,628	81.6
Subordinated debt	49	0.0 *	—	—
Equity	343	0.0 *	94	0.0 *
Total	$1,403,851	100.0%	$1,178,633	100.0%

*    Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2023 and September 30, 2023, one stop loans included $120.6 million and $86.5 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of December 31, 2023 and September 30, 2023, senior secured loans included $160.6 million and $162.4 million, respectively, of BSL loans at fair value.
As of December 31, 2023 and September 30, 2023, we had debt and equity investments in 173 and 153 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, for the three months ended December 31, 2023:

Three months ended December 31, 2023
Weighted average income yield(1)*	11.7%
Weighted average investment income yield(2)*	12.2%

*    Annualized for periods of less than one year.
(1)Represents income from interest, fees, accrued payment-in-kind, or PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.
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
Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions including:
•organizational expenses;
•calculating our net asset value, or NAV, and net offering price (including the cost and expenses of any independent valuation firm);
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

Collateral management fees are paid directly by the 2023 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2023 Issuer, formerly the CLO Vehicle, paid SG Americas Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2023 Debt Securitization. Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2023 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2023 Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common shareholders indirectly bear all of these expenses.

Recent Developments

We received $249.1 million of net proceeds from the issuance of Class I shares for subscriptions effective January 1, 2024.

On January 30, 2024, we issued 71,107.248 Class I shares through the DRIP.

On February 1, 2024, we entered into an agreement with a new lender to increase the aggregate commitments under the SMBC Credit Facility from $565.0 million to $615.0 million through the accordion feature under the SMBC Credit Facility.

We received $42.7 million of net proceeds from the issuance of Class I shares for subscriptions effective February 1, 2024.

On February 2, 2024, our board of trustees adopted the Third Amended and Restated Declaration of Trust in response to comments issued by a state securities regulator in connection with its review of the continuous offering of common shares of beneficial interest. As amended, the Third Amended and Restated Declaration of Trust provides that the provisions regarding derivative actions shall not apply to claims asserted under state securities laws. The other material terms of the Third Amended and Restated Declaration of Trust were unchanged.

We repurchased 27,300 of our Class I shares pursuant to the tender offer to repurchase up to 5% of our Class I shares outstanding as of September 30, 2023 that commenced on December 29, 2023 and closed on February 1, 2024.

On November 17, 2023 and February 2, 2024, our board of trustees declared distributions to Class I shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Amount Per Share
November 17, 2023	January 31, 2024	February 28, 2024	$0.22
February 2, 2024	February 29, 2024	March 29, 2024	$0.22
February 2, 2024	March 31, 2024	April 29, 2024	$0.22
February 2, 2024	April 30, 2024	May 30, 2024	$0.22

Consolidated Results of Operations

We commenced operations on June 30, 2023. Consolidated operating results for the three months ended December 31, 2023 are as follows:

Three months ended December 31, 2023
(In thousands)
Interest income	$37,474
Payment-in-kind interest income	555
Accretion of discounts and amortization of premiums	1,605
Fee income	111
Total investment income	39,745
Net expenses	20,947
Net investment income - before tax	18,798
Excise tax	18
Net investment income - after tax	18,780
Net realized gain (loss) on investment transactions	7
Net change in unrealized appreciation (depreciation) on investment transactions	272
Net increase in net assets resulting from operations	$19,059
Average earning portfolio company investments, at fair value	$1,295,859

As we commenced operations on June 30, 2023, no income was earned prior to June 30, 2023.

Investment Income

The annualized income yield by debt security type for the three months ended December 31, 2023 are as follows:

Three months ended December 31, 2023
Senior secured	10.2%
One stop	11.8%
Subordinated debt	14.0%

Our loan portfolio is partially insulated from a drop in floating interest rates as 97.2% of our loan portfolio at fair value as of December 31, 2023 is subject to an interest rate floor. As of December 31, 2023 and September 30, 2023, the weighted average base floor of our loans was 0.77% and 0.73%, respectively.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2023:

Three months ended December 31, 2023
(In thousands)
Interest expense	$14,174
Base management fee	2,093
Income incentive fee	2,714
Professional fees	1,466
Administrative service fee	158
General and administrative expenses	124
Expense support	(667)
Expense support recoupment	885
Net expenses	$20,947
Average debt outstanding	$693,369

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For the three months ended December 31, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of December 31, 2023 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three months ended December 31, 2023, there was no accrual of capital gain incentive fee under GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2023 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator during the three months ended December 31, 2023. As of December 31, 2023 and September 30, 2023, included in accounts payable and other liabilities were $5.8 million and $3.6 million, respectively (which includes $1.0 million and $1.3 million of unreimbursed Expense Support Payments), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2023:

Three months ended December 31, 2023
(In thousands)
Net realized gain (loss) on investments	$(38)
Net realized gain (loss) on foreign currency transactions	45
Net realized gain (loss) on investment transactions	$7
Unrealized appreciation from investments	$3,931
Unrealized (depreciation) from investments	(3,657)
Unrealized appreciation (depreciation) on foreign currency translation	(2)
Net change in unrealized appreciation (depreciation) on investment transactions	$272

During the three months ended December 31, 2023, we had a net realized gain in an amount less than $0.1 million primarily driven by realized gains on the translation of foreign currency amounts and transactions into U.S. dollars, which was partially offset by a realized loss on the partial sale of a BSL loan.

For the three months ended December 31, 2023, we had $3.9 million in unrealized appreciation on 104 portfolio company investments, which was offset by $3.7 million in unrealized depreciation on 73 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended December 31, 2023 primarily resulted from the amortization of discounts during the quarter on recently originated loans and isolated deterioration in the credit performance of certain portfolio companies.

Liquidity and Capital Resources

For the three months ended December 31, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $7.7 million. During the period, cash used in operating activities was $199.8 million, primarily as a result of purchases and fundings of portfolio investments of $256.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $35.7 million. During the same period, cash provided by financing activities was $207.5 million, primarily driven by borrowings on debt of $194.3 million and proceeds from the issuance of common shares of $29.9 million, that were partially offset by repayments of debt of $3.5 million and distributions paid of $12.1 million.

As of December 31, 2023 and September 30, 2023, we had cash and cash equivalents of $19.7 million and $35.0 million, respectively. In addition, as of December 31, 2023 and September 30, 2023, we had foreign currencies of $0.8 million and $0.9 million, respectively, and restricted cash and cash equivalents of $38.0 million and $14.8 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility, which, as of December 31, 2023, allowed us to borrow up to $565.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2023 and September 30, 2023, we had outstanding debt under the SMBC Credit Facility of $369.9 million and $176.8 million, respectively. As of December 31, 2023 and September 30, 2023, subject to leverage and borrowing base restrictions, we had $195.1 million and $313.2 million, respectively, of remaining commitments and $195.1 million and $242.7 million, respectively, of availability on the SMBC Credit Facility. On December 15, 2023, we entered into an agreement with a new lender to increase the aggregate commitments under the SMBC Credit Facility from $490.0 million to $565.0 million through the accordion feature under the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of December 31, 2023, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of December 31, 2023 and September 30, 2023, we had no amounts outstanding under the Adviser Revolver. On December 19, 2023, we amended the Adviser Revolver to increase the borrowing capacity from $50.0 million to $100.0 million.

Debt Securitizations

2023 Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. The Class A-1 Notes are included in the December 31, 2023 and September 30, 2023 Consolidated Statements of Financial Condition as our debt and the Class A-2 Notes and Subordinated 2023 Notes were eliminated in consolidation. As of both December 31, 2023 and September 30, 2023, we had outstanding debt under the 2023 Debt Securitization of $395.5 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 1.0x to 1.50x. As of December 31, 2023, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 188.9% and GAAP debt-to-equity ratio 1.12x, respectively.

As of December 31, 2023 and September 30, 2023, we had outstanding commitments to fund investments totaling $109.0 million and $20.8 million, respectively. As of December 31, 2023, total commitments of $109.0 million included $33.2 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2023, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2023 is included in Note 6 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2023. As of December 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2023 and September 30, 2023, we had investments in 173 and 153 portfolio companies, respectively, with a total fair value of $1,403.9 million and $1,178.6 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2023:

	Three months ended December 31, 2023
	New Commitments (In thousands)	Percentage
Senior secured	$29,547	8.4%
One stop	319,389	91.5
Subordinated debt	50	0.0 *
Equity	237	0.1
Total new investment commitments	$349,223	100.0%

*    Represents an amount less than 0.1%
For the three months ended December 31, 2023, we had approximately $35.7 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2023(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$220,050	$218,729	$219,583	$218,131	$216,997	$216,911
One stop	1,203,615	1,183,125	1,183,876	977,668	962,485	961,628
Subordinated debt	50	49	49	—	—	—
Equity	N/A	331	343	N/A	94	94
Total	$1,423,715	$1,402,234	$1,403,851	$1,195,799	$1,179,576	$1,178,633

(1)As of December 31, 2023, $78.6 million and $78.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2023, $55.4 million and $55.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of December 31, 2023 and September 30, 2023, we had no loans on non-accrual status. As of both December 31, 2023 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 98.6%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of middle market investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2023:

Three months ended December 31, 2023
Weighted average rate of new investment fundings	11.2%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.8%
Weighted average fees of new investment fundings	1.3%
Weighted average rate of sales and payoffs of portfolio investments	9.3%

As of December 31, 2023, 97.2% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.4% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of both December 31, 2023 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $73.6 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,410	0.1%	$3,427	0.3%
4	1,380,504	98.3	1,152,235	97.8
3	21,937	1.6	22,971	1.9
2	—	—	—	—
1	—	—	—	—
Total	$1,403,851	100.0%	$1,178,633	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of December 31, 2023 and September 30, 2023.

	Weighted Average Price[1]
Category	As of December 31, 2023	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.7%	98.6%
Internal Performance Rating 3 (Performing Below Expectations)	89.1	97.1
Total	98.6%	98.6%

(1)Includes only debt investments held as of December 31, 2023 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

Distributions

We intend to make periodic distributions to our shareholders as determined by our board of trustees. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure shareholders that they will receive any distributions.

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
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. On December 19, 2023, we amended the Adviser Revolver to increase the borrowing capacity from $50.0 million to $100.0 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the three months ended December 31, 2023, certain debt investments with a fair value of $3.0 million transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $4.0 million transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of trustees, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of trustees to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. As of December 31, 2023, $139.2 million and $1,264.6 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, $139.9 million and $1,038.7 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs.

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

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, the board of trustees of a registered investment company or BDC is permitted to delegate to a valuation designee, which could be its investment adviser, the responsibility to determine fair value of investments in good faith subject to the oversight of the board. Our board of trustees makes a determination of fair value of our investments for which market quotations are not readily available in accordance with our valuation policies and procedures and has not designated GC Advisors or any other entity as a valuation designee.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We may have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2023 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023, we recorded an amount less than $0.1 million for U.S. federal excise tax.

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

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2023 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.77% and 0.73%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 6 of our consolidated financial statements), the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate and the Class A-1 Notes and Class A-2 Notes issued in connection with the 2023 Debt Securitization have floating rate interest provisions based on three-month term SOFR. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(28,473)	$(15,308)	$(13,165)
Down 150 basis points	(21,354)	(11,481)	(9,873)
Down 100 basis points	(14,236)	(7,654)	(6,582)
Down 50 basis points	(7,118)	(3,827)	(3,291)
Up 50 basis points	7,118	3,827	3,291
Up 100 basis points	14,236	7,654	6,582
Up 150 basis points	21,354	11,481	9,873
Up 200 basis points	28,473	15,308	13,165

(1) Assumes applicable three-month base rate as of December 31, 2023, with the exception of SONIA and Prime that utilize the December 31, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the Adviser Revolver, the 2023 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our and their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Declaration of Trust of Golub Capital Private Credit Fund. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
10.1	Response to Notice of Commitment Increase Request, dated as of December 15, 2023, by and among Golub Capital Private Credit Fund, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 20, 2023).
10.2	First Amendment to Revolving Loan Agreement, dated as of December 19, 2023, by and among Golub Capital Private Credit Fund, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 20, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: February 9, 2024	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)