Form 10-Q
period 2024-03-31
Golub Capital Private Credit Fund
filed 2024-05-15
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 15, 2024, the Registrant had outstanding Class I and Class S common shares of beneficial interest, $0.01 par value, outstanding of 45,942,385.416 and 814,973.864, respectively. Common shares of beneficial interest outstanding excludes May 1, 2024 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $1,841,121 and $1,179,576, respectively)	$1,847,666	$1,178,633
Cash and cash equivalents	66,992	35,045
Foreign currencies (cost of $1,948 and $1,166, respectively)	1,903	919
Restricted cash and cash equivalents	19,889	14,758
Interest receivable	12,950	17,136
Receivable for investments sold	—	9,900
Deferred offering costs	3,211	3,435
Other assets	2,157	4,230
Total Assets	$1,954,768	$1,264,056
Liabilities
Debt	$848,225	$572,270
Less unamortized debt issuance costs	(6,849)	(6,190)
Debt less unamortized debt issuance costs	841,376	566,080
Interest payable	6,790	1,472
Distributions payable	9,201	5,488
Management and incentive fees payable	7,390	4,083
Payable for investments purchased	30,758	28,969
Accrued trustee fees	63	63
Accounts payable and other liabilities	6,445	4,563
Total Liabilities	902,023	610,718
Commitments and Contingencies (Note 7)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 41,822,979.970 and 26,133,510.522 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively.	418	261
Paid in capital in excess of par	1,045,851	652,789
Distributable earnings (losses)	6,476	288
Total Net Assets	1,052,745	653,338
Total Liabilities and Total Net Assets	$1,954,768	$1,264,056
Number of common shares outstanding (Class I)	41,822,979.970	26,133,510.522
Net asset value per common share (Class I)	$25.17	$25.00

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31, 2024	Six months ended March 31, 2024
Investment income
Interest income	$46,612	$85,691
Payment-in-kind interest income	1,114	1,669
Fee income	90	201
Total investment income	47,816	87,561
Expenses
Interest and other debt financing expenses	13,713	27,887
Base management fee	3,063	5,156
Incentive fee	4,334	7,048
Professional fees	1,705	3,171
Administrative service fee	460	618
General and administrative expenses	96	220
Total expenses	23,371	44,100
Expense support (Note 3)	—	(667)
Expense support recoupment (Note 3)	—	885
Net expenses	23,371	44,318
Net investment income - before tax	24,445	43,243
Excise tax	91	109
Net investment income - after tax	24,354	43,134
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(2)	(40)
Foreign currency transactions	60	105
Net realized gain (loss) on investment transactions	58	65
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	6,244	6,518
Translation of assets and liabilities in foreign currencies	(78)	(80)
Net change in unrealized appreciation (depreciation) on investment transactions	6,166	6,438
Net gain (loss) on investment transactions	6,224	6,503
Net increase (decrease) in net assets resulting from operations	$30,578	$49,637
Per Common Share Data
Basic and diluted earnings per Class I common share (Note 10)	$0.77	$1.50
Basic and diluted weighted average Class I common shares outstanding (Note 10)	39,473,836	33,018,349

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	26,133,510.522	$261	$652,789	$288	$653,338
Issuance of common shares (Class I)	15,290,663.758	153	383,067	—	383,220
Repurchase of common shares, net of early repurchase deduction (Class I)	(27,300.000)	—	(670)	—	(670)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	43,134	43,134
Net realized gain (loss) on investment transactions	—	—	—	65	65
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,438	6,438
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan (Class I)	426,105.690	4	10,665	—	10,669
Distributions from distributable earnings (losses) (Class I)	—	—	—	(34,248)	(34,248)
Distributions declared and payable (Class I)	—	—	—	(9,201)	(9,201)
Total increase (decrease) for the six months ended March 31, 2024	15,689,469.448	157	393,062	6,188	399,407
Balance at March 31, 2024	41,822,979.970	$418	$1,045,851	$6,476	$1,052,745
Balance at December 31, 2023	27,513,765.783	$275	$687,363	$1,995	$689,633
Issuance of common shares (Class I)	14,098,368.677	141	353,195	—	353,336
Repurchase of common shares, net of early repurchase deduction (Class I)	(27,300.000)	—	(670)	—	(670)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	24,354	24,354
Net realized gain (loss) on investment transactions	—	—	—	58	58
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,166	6,166
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan (Class I)	238,145.510	2	5,963	—	5,965
Distributions from distributable earnings (losses) (Class I)	—	—	—	(16,896)	(16,896)
Distributions declared and payable (Class I)	—	—	—	(9,201)	(9,201)
Total increase (decrease) for the three months ended March 31, 2024	14,309,214.187	143	358,488	4,481	363,112
Balance at March 31, 2024	41,822,979.970	$418	$1,045,851	$6,476	$1,052,745
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(In thousands)

Six months ended March 31, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$49,637
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	868
Accretion of discounts and amortization of premiums on investments	(3,763)
Net realized (gain) loss on investments	40
Net realized (gain) loss on foreign currency transactions	(105)
Net change in unrealized (appreciation) depreciation on investments	(6,518)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	80
Proceeds from (fundings of) revolving loans, net	(691)
Purchases and fundings of investments	(748,290)
Proceeds from principal payments and sales of portfolio investments	93,061
Payment-in-kind interest capitalized	(1,884)
Changes in operating assets and liabilities:
Interest receivable	4,186
Receivable for investments sold	9,900
Other assets	2,073
Interest payable	5,318
Management and incentive fees payable	3,307
Payable for investments purchased	1,789
Accounts payable and other liabilities	1,882
Net cash provided by (used in) operating activities	(589,110)
Cash flows from financing activities
Borrowings on debt	563,515
Repayments of debt	(288,600)
Capitalized debt issuance costs	(1,527)
Deferred offering costs	223
Proceeds from issuance of common shares	383,220
Repurchased shares, net of early repurchase deduction paid	(670)
Distributions paid	(29,067)
Net cash provided by (used in) financing activities	627,094
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	37,984
Effect of foreign currency exchange rates	78
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	50,722
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$88,784
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,700
Distributions declared for the period	43,449
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with dividend reinvestment plan	$10,669
Change in distributions payable	3,713
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statement of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	As of
	March 31, 2024	September 30, 2023
Cash and cash equivalents	$66,992	$35,045
Foreign currencies (cost of $1,948 and $1,166, respectively)	1,903	919
Restricted cash and cash equivalents	19,889	14,758
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statement of Cash Flows	$88,784	$50,722
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
AI Convoy US Borrower, LLC ^(7)(11)	Senior secured	SF +	3.50%	(i)	8.87%				01/2027	$4,510	$4,511	0.4%	$4,515
Bleriot US Bidco Inc.^(7)(18)	Senior secured	SF +	4.00%	(h)	9.57%				10/2028	5,970	5,992	0.6	6,000
Dynasty Acquisition Co.^(18)	Senior secured	SF +	3.50%	(g)	8.83%				08/2028	4,320	4,288	0.4	4,331
Dynasty Acquisition Co.^(7)(18)	Senior secured	SF +	3.50%	(g)	8.83%				08/2028	1,666	1,652	0.2	1,670
Transdigm Inc.^(7)(18)	Senior secured	SF +	2.75%	(h)	8.06%				08/2028	1,434	1,435	0.1	1,440
										17,900	17,878	1.7	17,956
Airlines
Accelya Lux Finco S.A.R.L.*(7)(11)(17)	One stop	SF +	7.00%	(h)	8.41%	cash/	4.00%	PIK	12/2026	1,523	1,464	0.1	1,462
Brown Group Holding, LLC ^(18)	Senior secured	SF +	3.00%	(g)(h)	8.33%				06/2029	2,985	2,988	0.3	2,988
KKR Apple Bidco, LLC^(18)	Senior secured	SF +	3.50%	(g)	8.83%				09/2028	2,978	2,984	0.3	2,989
										7,486	7,436	0.7	7,439
Auto Components
Collision SP Subco, LLC*	One stop	SF +	5.50%	(h)	10.82%				01/2030	9,599	9,412	0.9	9,407
Collision SP Subco, LLC^	One stop	SF +	5.50%	(i)	10.74%				01/2030	263	209	—	151
Collision SP Subco, LLC^	One stop	SF +	5.50%	(h)	10.82%				01/2030	236	205	—	205
OEConnection, LLC^	Senior secured	SF +	4.00%	(g)	9.43%				09/2026	5,426	5,424	0.5	5,429
RealTruck Group, Inc.^(7)(18)	Senior secured	SF +	3.50%	(g)	8.94%				01/2028	7,806	7,735	0.8	7,757
TI Automotive^(7)	Senior secured	SF +	3.25%	(g)	8.69%				12/2026	2,366	2,374	0.2	2,376
Wand NewCo 3, Inc.^(7)(18)	Senior secured	SF +	3.75%	(g)	9.08%				01/2031	5,000	5,012	0.5	5,020
										30,696	30,371	2.9	30,345
Automobiles
Denali Midco 2, LLC*^	One stop	SF +	5.75%	(g)	11.18%				12/2027	19,797	19,303	1.9	19,797
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	10.55%				12/2029	608	597	0.1	608
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	10.55%				12/2029	127	124	—	127
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	10.55%				12/2029	22	18	—	22
High Bar Brands Operating, LLC^(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(2)	—	—
JHCC Holdings LLC*	One stop	SF +	5.25%	(h)	10.55%				09/2026	9,552	9,229	0.9	9,480
Mavis Tire Express Services Topco, Corp.^(7)(18)	Senior secured	SF +	3.75%	(g)	9.08%				05/2028	5,985	5,996	0.5	6,002
National Express Wash Parent Holdco, LLC*^	One stop	SF +	5.50%	(g)(i)	10.84%				07/2029	19,786	19,093	1.8	19,192
TWAS Holdings, LLC*^	One stop	SF +	6.75%	(g)	12.18%				12/2026	23,063	22,701	2.2	22,832
Yorkshire Parent, Inc.*	One stop	SF +	6.00%	(h)	11.30%				12/2029	12,976	12,853	1.2	12,976
Yorkshire Parent, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(31)	—	—
Yorkshire Parent, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(61)	—	—
										91,916	89,820	8.6	91,036
Banks
OSP Hamilton Purchaser, LLC*	One stop	SF +	5.50%	(g)	10.92%				12/2029	2,818	2,792	0.3	2,818
OSP Hamilton Purchaser, LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(25)	—	—
OSP Hamilton Purchaser, LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(4)	—	—
										2,818	2,763	0.3	2,818
Beverages
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(g)	11.68%				07/2025	17,678	17,678	1.6	17,325

Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(h)	10.55%				01/2031	10,716	10,626	1.0	10,623
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(16)	—	(17)
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(30)	—	(31)
										10,716	10,580	1.0	10,575
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals
INEOS US Finance LLC and INEOS Finance PLC^(7)(9)(18)	Senior secured	SF +	3.50%	(g)	8.93%				02/2030	$3,853	$3,844	0.4%	$3,858
INEOS US Finance LLC and INEOS Finance PLC^(7)(9)(18)	Senior secured	SF +	3.75%	(g)	9.18%				11/2027	1,995	1,990	0.2	2,002
Inhance Technologies Holdings LLC*(17)	One stop	SF +	6.00%	(h)	11.48%				07/2024	10,028	9,918	0.8	8,524
Inhance Technologies Holdings LLC^(17)	One stop	SF +	6.00%	(h)	11.48%				07/2024	4,954	4,899	0.4	4,211
Innophos Holdings, Inc.^(7)(18)	Senior secured	SF +	3.25%	(g)	8.69%				02/2027	1,430	1,432	0.1	1,428
W.R. Grace & Co^(7)(18)	Senior secured	SF +	3.75%	(h)	9.32%				08/2028	5,510	5,500	0.5	5,526
Windsor Holdings III, LLC^(7)(18)	Senior secured	SF +	4.00%	(g)	9.33%				08/2030	5,985	6,000	0.6	6,016
										33,755	33,583	3.0	31,565
Commercial Services and Supplies
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(h)	11.31%				10/2029	15,062	14,782	1.4	15,062
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(h)	11.31%				10/2029	407	391	—	407
BradyIFS Holdings, LLC^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(26)	—	—
BrightView Landscapes, LLC ^(7)	Senior secured	SF +	3.00%	(h)	8.31%				04/2029	4,243	4,235	0.4	4,253
Encore Holdings, LLC^	One stop	SF +	5.25%	(g)(h)	10.65%				11/2028	10,865	10,661	1.0	10,807
Encore Holdings, LLC^	One stop	SF +	5.25%	(h)	10.65%				11/2028	2,307	2,265	0.2	2,295
Encore Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(136)	—	(273)
FR Vision Holdings, Inc.*^	One stop	SF +	5.50%	(h)	10.81%				01/2031	18,470	18,291	1.8	18,470
FR Vision Holdings, Inc.^	One stop	SF +	5.50%	(h)	10.82%				01/2031	1,555	1,497	0.2	1,555
FR Vision Holdings, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(15)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(g)	11.58%				09/2030	1,828	1,795	0.2	1,828
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(5)	—	—
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(3)	—	—
Radwell Parent, LLC^	One stop	SF +	6.75%	(h)	12.05%				03/2029	917	460	0.1	917
Radwell Parent, LLC*	One stop	SF +	6.53%	(h)	11.93%				03/2029	15,839	15,839	1.5	15,839
										71,493	70,031	6.8	71,160
Construction & Engineering
Service Logic Acquisition, Inc.^	Senior secured	SF +	4.00%	(h)	9.57%				10/2027	3,990	3,999	0.4	3,995

Construction Materials
U.S. Silica Company^(7)(18)	Senior secured	SF +	4.00%	(g)	9.33%				03/2030	4,362	4,347	0.4	4,374

Consumer Finance
Ascensus Group Holdings^(18)	Senior secured	SF +	3.50%	(g)	8.94%				08/2028	2,874	2,880	0.3	2,868

Containers and Packaging
AmerCareRoyal LLC*(17)	Senior secured	SF +	6.50%	(g)	11.98%				11/2025	1,592	1,592	0.2	1,592
AOT Packaging Products Acquisitionco, LLC ^(18)	Senior secured	SF +	3.25%	(g)	8.69%				03/2028	3,151	3,116	0.3	3,119
Berlin Packaging, LLC^(18)	Senior secured	SF +	3.75%	(g)(h)	9.20%				03/2028	6,418	6,395	0.6	6,434
Chase Intermediate*^	One stop	SF +	5.00%	(h)	10.46%				10/2028	14,798	14,544	1.4	14,613
Packaging Coordinators Midco, Inc.^(18)	Senior secured	SF +	3.50%	(h)	9.07%				11/2027	3,990	3,990	0.4	4,002
Pegasus BidCo^(7)(12)	Senior secured	SF +	3.75%	(h)	9.06%				07/2029	6,466	6,485	0.6	6,477
Reynolds Group Holdings^(7)(18)	Senior secured	SF +	3.25%	(g)	8.69%				10/2028	3,473	3,479	0.3	3,489
Technimark, LLC^	Senior secured	SF +	3.75%	(g)	9.19%				06/2028	5,863	5,827	0.6	5,882
WP Deluxe Merger Sub^(18)	Senior secured	SF +	3.75%	(h)	9.32%				05/2028	5,468	5,440	0.5	5,456
										51,219	50,868	4.9	51,064
Diversified Consumer Services
Apex Service Partners, LLC^(17)	One stop	SF +	7.00%	(h)	10.32%	cash/	2.00%	PIK	10/2030	17,945	17,692	1.7	17,945
Apex Service Partners, LLC^(17)	One stop	SF +	7.00%	(h)	12.33%				10/2030	2,341	2,288	0.2	2,341
Apex Service Partners, LLC^	One stop	SF +	6.50%	(h)	11.82%				10/2029	507	491	0.1	507
Certus Pest, Inc.^	One stop	SF +	6.75%	(h)	12.20%				02/2026	4,159	4,129	0.4	4,159
Certus Pest, Inc.*	One stop	SF +	6.75%	(h)	12.20%				02/2026	3,890	3,862	0.4	3,890
Certus Pest, Inc.*	One stop	SF +	6.75%	(h)	12.20%				02/2026	3,268	3,245	0.3	3,268
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Certus Pest, Inc.*	One stop	SF +	6.75%	(h)	12.20%	02/2026	$2,969	$2,948	0.3%	$2,969
Certus Pest, Inc.*	One stop	SF +	6.75%	(h)	12.20%	02/2026	1,796	1,783	0.2	1,796
Certus Pest, Inc.*	One stop	SF +	6.75%	(h)	12.20%	02/2026	1,427	1,416	0.1	1,427
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	10.95%	07/2029	776	768	0.1	776
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	10.95%	07/2029	187	180	—	187
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%		N/A(6)	07/2029	—	—	—	—
HS Spa Holdings, Inc.*^	One stop	SF +	5.75%	(h)	11.09%	06/2029	7,919	7,781	0.8	7,919
HS Spa Holdings, Inc.^(5)	One stop	SF +	5.25%		N/A(6)	06/2029	—	(4)	—	—
Liminex, Inc.^	One stop	SF +	7.25%	(g)	12.68%	11/2026	10,679	10,555	1.0	10,679
Provenance Buyer LLC*	One stop	SF +	5.00%	(g)	10.43%	06/2027	7,522	7,522	0.7	7,447
Provenance Buyer LLC*	One stop	SF +	5.00%	(g)	10.43%	06/2027	3,857	3,857	0.4	3,818
RW AM Holdco LLC*	One stop	SF +	5.25%	(h)	10.65%	04/2028	11,332	10,950	1.0	10,879
Virginia Green Acquisition, LLC*^	One stop	SF +	5.50%	(i)	10.75%	12/2030	15,141	14,996	1.4	15,141
Virginia Green Acquisition, LLC^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(23)	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.50%	(i)	10.72%	12/2030	345	287	—	345
							96,060	94,723	9.1	95,493
Diversified Financial Services
Finastra USA, Inc.^	One stop	SF +	7.25%	(i)	12.46%	09/2029	20,821	20,443	2.0	20,821
Finastra USA, Inc.^	One stop	SF +	7.25%	(g)	12.57%	09/2029	9	8	—	9
Focus Financial Partners, LLC^(18)	Senior secured	SF +	2.75%	(g)	8.08%	06/2028	5,478	5,473	0.5	5,466
Higginbotham Insurance Agency, Inc.^	One stop	SF +	5.50%	(g)	10.93%	11/2028	6,494	6,451	0.6	6,510
Higginbotham Insurance Agency, Inc.^(5)	One stop	SF +	5.00%		N/A(6)	11/2028	—	(30)	—	(30)
Howden Group Holdings Limited ^(7)(9)(18)	Senior secured	SF +	3.50%	(g)	8.83%	02/2031	7,000	6,976	0.7	7,013
Mariner Wealth Advisors, LLC^	Senior secured	SF +	3.25%	(g)	8.69%	08/2028	4,960	4,891	0.5	4,960
The Dun & Bradstreet Corporation^(7)(18)	Senior secured	SF +	2.75%	(g)	8.08%	01/2029	3,174	3,188	0.3	3,177
							47,936	47,400	4.6	47,926
Electronic Equipment, Instruments and Components
Electrical Components International, Inc.^	Senior secured	SF +	4.25%	(g)	9.68%	06/2025	1,989	1,989	0.2	1,990

Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(h)	10.09%	12/2030	512	502	—	502
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(g)	10.08%	12/2030	3	1	—	1
							515	503	—	503
Food and Staples Retailing
Eagle Parent Corp.^(18)	Senior secured	SF +	4.25%	(h)	9.55%	04/2029	3,473	3,424	0.3	3,448

Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(h)	11.30%	10/2030	15,283	15,070	1.5	15,130
Blast Bidco Inc.^(5)	One stop	SF +	6.00%		N/A(6)	10/2029	—	(25)	—	(18)
Louisiana Fish Fry Products, Ltd.*	One stop	SF +	6.25%	(h)	11.70%	07/2027	8,849	8,416	0.8	8,761
MIC GLEN LLC^(18)	Senior secured	SF +	3.25%	(g)	8.69%	07/2028	8,478	8,484	0.8	8,477
							32,610	31,945	3.1	32,350
Healthcare Equipment and Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(g)	10.43%	08/2026	11,605	11,517	1.1	11,605
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(g)	10.43%	08/2026	3,743	3,715	0.3	3,743
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(g)	10.43%	08/2026	2,985	2,716	0.3	2,985
CCSL Holdings, LLC*^(7)	One stop	SF +	5.75%	(g)	11.08%	12/2028	11,785	11,588	1.1	11,785
CMI Parent Inc.*	Senior secured	SF +	4.75%	(g)	10.18%	08/2025	6,793	6,793	0.6	6,750
Medline Borrower, LP ^(7)(18)	Senior secured	SF +	2.75%	(g)	8.20%	10/2028	5,435	5,419	0.5	5,455
Precision Medicine Group, LLC^(18)	Senior secured	SF +	3.00%	(h)	8.40%	11/2027	3,114	3,107	0.3	3,086
Resonetics, LLC^(18)	Senior secured	SF +	4.00%	(h)	9.60%	04/2028	5,985	5,990	0.6	6,006
TIDI Legacy Products, Inc.^	One stop	SF +	5.50%	(g)	10.83%	12/2029	1,658	1,645	0.2	1,642
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(4)	—	(5)
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
YI, LLC*	One stop	SF +	5.75%	(g)	11.07%				12/2029	$6,174	$6,058	0.6%	$6,051
YI, LLC^	One stop	SF +	5.75%	(g)	11.08%				12/2029	23	1	—	—
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(12)	—	(13)
										59,300	58,531	5.6	59,090
Healthcare Providers and Services
AHP Health Partners, Inc. ^(7)(18)	Senior secured	SF +	3.50%	(g)	8.94%				08/2028	2,977	2,984	0.3	2,986
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(h)	11.44%				03/2027	11,759	11,712	1.1	11,759
Bamboo US Bidco LLC^(17)	One stop	SF +	6.75%	(h)	8.69%	cash/	3.38%	PIK	09/2030	7,939	7,720	0.7	7,939
Bamboo US Bidco LLC^(7)(8)(17)	One stop	E +	6.75%	(b)	7.29%	cash/	3.38%	PIK	09/2030	5,331	5,080	0.5	5,331
Bamboo US Bidco LLC^(17)	One stop	SF +	6.75%	(h)	8.70%	cash/	3.38%	PIK	09/2030	132	114	—	132
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(46)	—	—
CCRR Parent, Inc.^	Senior secured	SF +	3.75%	(g)	9.19%				03/2028	2,977	2,927	0.2	2,697
Cotiviti^	Senior secured	SF +	3.25%	(h)	8.55%				02/2031	3,000	3,000	0.3	2,999
Midwest Veterinary Partners, LLC^(18)	Senior secured	SF +	4.00%	(g)	9.44%				04/2028	8,215	8,166	0.8	8,222
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(7)(8)(10)(17)	One stop	C +	6.00%	(e)	9.30%	cash/	2.00%	PIK	05/2028	11,072	10,850	1.0	10,627
Pharmerica^(18)	Senior secured	SF +	3.25%	(g)	8.58%				02/2031	6,985	6,897	0.7	6,902
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	6.50%	(h)	11.99%				01/2026	19,786	19,786	1.9	19,786
Premise Health Holding Corp.^	One stop	SF +	5.50%	(h)	10.84%				03/2031	29,759	29,318	2.8	29,313
Premise Health Holding Corp.^(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(51)	—	(52)
Verscend Holding Corp.^(18)	Senior secured	SF +	4.00%	(g)	9.44%				08/2025	5,360	5,370	0.5	5,366
										115,292	113,827	10.8	114,007
Healthcare Technology
Alegeus Technologies Holdings Corp.*^	Senior secured	SF +	8.25%	(i)	13.75%				09/2026	6,000	5,944	0.6	6,000
ESO Solution, Inc.^	One stop	SF +	7.00%	(h)	12.35%				05/2027	5,250	5,202	0.5	5,250
GHX Ultimate Parent Corporation^	Senior secured	SF +	4.00%	(h)	9.31%				06/2027	993	995	0.1	1,000
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(f)	10.44%				02/2031	12,247	12,053	1.1	12,084
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(200)	—	(204)
Mediware Information Systems, Inc.^(18)	Senior secured	SF +	3.25%	(g)	8.69%				03/2028	4,977	4,952	0.5	4,978
Mediware Information Systems, Inc.^(18)	Senior secured	SF +	3.50%	(g)	8.94%				03/2028	3,000	2,996	0.3	3,008
Neptune Holdings, Inc.^	One stop	SF +	6.00%	(i)	11.29%				09/2030	5,632	5,554	0.5	5,632
Neptune Holdings, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	—
Netsmart, Inc. and Netsmart Technologies Inc.^(18)	Senior secured	SF +	3.75%	(g)	9.19%				10/2027	5,985	5,999	0.6	6,004
Qgenda Intermediate Holdings, LLC*^	One stop	SF +	4.75%	(h)	10.15%				06/2027	17,402	17,101	1.6	17,402
Qgenda Intermediate Holdings, LLC^	One stop	SF +	4.75%	(h)	10.15%				06/2027	2,969	2,918	0.3	2,969
Stratose Intermediate Holdings II, LLC^(18)	Senior secured	SF +	2.75%	(g)	8.08%				09/2029	3,000	3,000	0.3	3,003
Tebra Technologies, Inc.^(17)	One stop	SF +	8.00%	(h)	9.95%	cash/	3.50%	PIK	06/2025	10,627	10,643	1.0	10,706
										78,082	77,156	7.4	77,832
Hotels, Restaurants and Leisure
BJH Holdings III Corp.*	One stop	SF +	4.50%	(h)	9.98%				08/2025	9,924	9,796	0.9	9,825
Fertitta Entertainment, LLC^(18)	Senior secured	SF +	3.75%	(g)	9.08%				01/2029	5,468	5,447	0.5	5,488
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(h)	11.31%				11/2027	2,633	2,585	0.3	2,633
GFP Atlantic Holdco 2, LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(53)	—	—
Health Buyer, LLC*	Senior secured	SF +	5.25%	(h)	10.70%				04/2029	4,925	4,839	0.5	4,925
Scientific Games Holdings LP^(18)	Senior secured	SF +	3.25%	(h)	8.58%				04/2029	8,962	8,940	0.9	8,972
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(h)	10.20%				11/2025	22,979	22,979	2.2	22,979
Super REGO, LLC^(17)	Subordinated debt	N/A			15.00%	PIK			03/2030	50	49	—	49
Tropical Smoothie Cafe Holdings, LLC*^	One stop	SF +	5.25%	(h)	10.71%				09/2026	19,299	19,299	1.8	19,299
YE Brands Holding, LLC^	One stop	SF +	5.75%	(h)	11.16%				10/2027	6,364	6,309	0.6	6,364
YE Brands Holding, LLC^	One stop	SF +	5.75%	(h)	11.16%				10/2027	142	131	—	142
YE Brands Holding, LLC^	One stop	SF +	5.50%	(g)	10.93%				10/2027	29	29	—	29
										80,775	80,350	7.7	80,705
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc.*	One stop	SF +	5.50%	(h)	10.95%				03/2027	$4,033	$3,887	0.4%	$3,912
WU Holdco, Inc.*	One stop	SF +	5.50%	(h)	10.95%				03/2027	2,058	1,984	0.2	1,997
										6,091	5,871	0.6	5,909
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(h)	10.15%				04/2026	6,760	6,662	0.6	6,625
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(h)	10.15%				04/2026	4,394	4,330	0.4	4,306
EAB Global, Inc. ^(18)	Senior secured	SF +	3.50%	(g)	8.94%				08/2028	7,345	7,328	0.7	7,358
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.75%	(b)	9.65%				08/2029	14,959	14,994	1.4	14,809
Madison IAQ LLC^(7)(18)	Senior secured	SF +	3.25%	(g)	8.69%				06/2028	3,990	3,990	0.4	3,989
										37,448	37,304	3.5	37,087
Insurance
Acrisure, LLC^(18)	Senior secured	SF +	3.50%	(g)	8.94%				02/2027	4,987	4,974	0.5	4,990
Acrisure, LLC^(18)	Senior secured	SF +	4.25%	(g)	9.69%				02/2027	2,977	2,945	0.3	2,990
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	10.53%				07/2027	7,800	7,736	0.7	7,800
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	10.53%				07/2027	3,542	3,513	0.3	3,542
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)(i)	10.53%				07/2027	3,126	3,101	0.3	3,126
AssuredPartners Capital, Inc.^(7)(18)	Senior secured	SF +	3.50%	(g)	8.83%				02/2027	5,426	5,422	0.5	5,437
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.00%	(h)	10.31%				03/2028	7,826	7,670	0.7	7,669
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.00%	(h)	10.31%				03/2028	5,262	5,262	0.5	5,262
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.00%	(h)	10.31%				03/2028	700	700	0.1	693
Ben Nevis Midco Limited^(5)(7)(9)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(64)	—	(130)
Captive Resources Midco, LLC*(17)	One stop	SF +	5.25%	(g)	5.29%	cash/	5.79%	PIK	07/2029	8,459	8,459	0.8	8,459
Compass Investors, Inc. ^(18)	Senior secured	SF +	3.00%	(h)	8.30%				11/2029	4,972	4,981	0.5	4,981
Compass Investors, Inc. ^(18)	Senior secured	SF +	3.25%	(h)	8.55%				09/2030	3,990	3,997	0.4	3,999
Doxa Insurance Holdings LLC^	One stop	SF +	5.50%	(h)	10.83%				12/2030	10,783	10,679	1.0	10,675
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(22)	—	(23)
Doxa Insurance Holdings LLC^	One stop	SF +	5.50%	(h)	10.82%				12/2030	4,226	4,128	0.4	4,124
Galway Borrower LLC*	One stop	SF +	5.25%	(h)	10.65%				09/2028	11,262	10,973	1.1	11,262
Hub International Limited^(7)(18)	Senior secured	SF +	3.25%	(h)	8.57%				06/2030	5,684	5,691	0.5	5,693
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(g)(h)(i)	11.27%				07/2030	893	873	0.1	893
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(2)	—	—
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.00%	(h)	11.34%				08/2026	396	373	—	396
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(h)	10.95%				07/2025	19,841	19,717	1.9	19,642
Majesco*^	One stop	SF +	4.75%	(h)	10.05%				09/2028	45,199	45,140	4.3	45,199
Majesco^(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(4)	—	—
MRH Trowe Germany GMBH^(5)(7)(8)(14)	One stop	E +	6.25%		N/A(6)				02/2029	—	(138)	—	(285)
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(g)	11.07%				11/2029	6,630	6,568	0.6	6,630
Oakbridge Insurance Agency LLC^(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(10)	—	—
Oakbridge Insurance Agency LLC^(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(30)	—	—
OneDigital Borrower, LLC^	Senior secured	SF +	4.25%	(g)	9.68%				11/2027	2,977	2,967	0.3	2,981
										166,958	165,598	15.8	166,005
IT Services
Acquia, Inc.^	One stop	SF +	7.00%	(i)	12.74%				10/2025	9,956	9,946	1.0	9,956
Delinea Inc.*	One stop	SF +	5.75%	(h)	11.20%				03/2028	8,908	8,609	0.8	8,819
Delinea Inc.*	One stop	SF +	5.75%	(h)	11.20%				03/2028	4,870	4,707	0.5	4,822
E2open, LLC^(7)(18)	Senior secured	SF +	3.50%	(g)	8.94%				02/2028	2,992	3,003	0.3	2,999
GXS Group, Inc. ^(7)(10)(18)	Senior secured	SF +	2.75%	(g)	8.18%				01/2030	1,574	1,582	0.1	1,579
Netwrix Corporation*	One stop	SF +	5.00%	(h)	10.38%				06/2029	8,754	8,601	0.8	8,623
PDQ Intermediate, Inc.^(17)	Subordinated debt	N/A			13.75%	PIK			10/2031	53	52	—	53
Saturn Borrower Inc.*	One stop	SF +	6.50%	(h)	11.96%				09/2026	8,275	7,894	0.8	8,109
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(17)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%	(h)	12.33%	12/2030	$7,818	$7,705	0.7%	$7,818
UKG Inc.^(18)	Senior secured	SF +	3.50%	(h)	8.81%	02/2031	7,551	7,541	0.7	7,599
WPEngine, Inc.^	One stop	SF +	6.50%	(h)	11.81%	08/2029	953	935	0.1	953
WPEngine, Inc.^(5)	One stop	SF +	6.50%		N/A(6)	08/2029	—	(1)	—	—
							61,704	60,557	5.8	61,330
Leisure Products
AppLovin Corporation^(7)(18)	Senior secured	SF +	2.50%	(g)	7.83%	10/2028	5,000	5,006	0.5	5,004
Cast & Crew Payroll, LLC^(18)	Senior secured	SF +	3.75%	(g)	9.19%	02/2026	5,969	5,963	0.5	5,989
EP Purchaser, LLC^(18)	Senior secured	SF +	3.50%	(h)	9.07%	11/2028	2,977	2,955	0.3	2,960
Movement Holdings, LLC*^	One stop	SF +	5.25%	(g)	10.58%	03/2030	22,303	22,080	2.1	22,080
Movement Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(37)	—	(37)
Movement Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(148)	—	(149)
							36,249	35,819	3.4	35,847
Life Sciences Tools & Services
PAS Parent Inc.*^	One stop	SF +	5.00%	(g)	10.44%	12/2028	19,749	19,409	1.8	19,454

Machinery
Blackbird Purchaser, Inc.*^	One stop	SF +	5.50%	(h)	10.83%	12/2030	18,224	18,049	1.7	18,224
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(h)	10.81%	12/2030	719	685	0.1	719
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(g)	10.83%	12/2029	290	267	—	290
Filtration Group Corp.^(18)	Senior secured	SF +	3.50%	(g)	8.94%	10/2028	2,877	2,878	0.3	2,887
Filtration Group Corp.^(18)	Senior secured	SF +	4.25%	(g)	9.69%	10/2028	1,995	1,997	0.2	2,003
Wireco Worldgroup Inc.^	Senior secured	SF +	3.75%	(g)	9.07%	11/2028	2,806	2,812	0.3	2,815
							26,911	26,688	2.6	26,938
Media
Triple Lift, Inc.*	One stop	SF +	5.75%	(h)	11.23%	05/2028	8,817	8,519	0.8	8,464
Triple Lift, Inc.*	One stop	SF +	5.75%	(h)	11.23%	05/2028	2,586	2,499	0.2	2,483
							11,403	11,018	1.0	10,947
Oil, Gas and Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(g)	10.83%	12/2029	12,103	11,930	1.1	11,982
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(14)	—	(10)
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(4)	—	(6)
Project Power Buyer, LLC*	One stop	SF +	7.00%	(h)	12.30%	05/2026	14,809	14,809	1.4	14,809
							26,912	26,721	2.5	26,775
Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)(11)	One stop	SF +	5.50%	(h)	10.81%	05/2029	19,799	19,281	1.8	19,403

Professional Services
Eliassen Group, LLC*	One stop	SF +	5.50%	(h)	10.81%	04/2028	4,880	4,880	0.5	4,832
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(h)	11.41%	09/2028	15,838	15,838	1.5	15,838
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(h)	11.41%	09/2028	4,067	4,067	0.4	4,067
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.25%	(h)	10.71%	11/2028	15,759	15,353	1.4	15,286
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(g)	11.18%	12/2025	9,898	9,760	0.9	9,799
PGA Holdings, Inc.^(18)	Senior secured	SF +	3.50%	(g)	8.94%	07/2026	4,971	4,910	0.5	4,952
							55,413	54,808	5.2	54,774
Real Estate Management and Development
RealPage, Inc.^(18)	Senior secured	SF +	3.00%	(g)	8.44%	04/2028	4,987	4,969	0.5	4,859

Road and Rail
Kenan Advantage Group, Inc.^(18)	Senior secured	SF +	3.75%	(g)	9.08%	01/2029	5,980	5,979	0.6	5,993
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^	One stop	SF +	6.50%	(h)	11.81%				06/2029	$10,000	$9,913	0.9%	$10,000
Appfire Technologies, LLC*	One stop	SF +	5.50%	(h)	10.95%				03/2027	10,234	10,072	1.0	10,132
Apttus Corporation^(18)	Senior secured	SF +	4.00%	(g)	9.44%				05/2028	5,977	5,956	0.6	5,991
AQA Acquisition Holding, Inc. ^(18)	Senior secured	SF +	4.25%	(h)	9.82%				03/2028	1,985	1,968	0.2	1,988
Avetta, LLC^	One stop	SF +	5.75%	(g)	11.08%				10/2030	12,253	11,996	1.2	12,253
Avetta, LLC^(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(24)	—	—
Axiom Merger Sub Inc.^(7)(8)	One stop	E +	5.50%	(b)(c)	9.60%				04/2026	5,844	5,908	0.6	5,844
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(h)	9.95%				04/2027	3,000	3,000	0.3	3,000
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.50%	(g)	11.83%				03/2031	7,718	7,603	0.7	7,602
Azurite Intermediate Holdings, Inc.^(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(131)	—	(132)
Azurite Intermediate Holdings, Inc.^(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(42)	—	(42)
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	11.30%				12/2029	10,189	10,092	1.0	10,087
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(22)	—	(23)
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(29)	—	(31)
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(g)	10.58%				05/2029	4,950	4,820	0.5	4,851
Bullhorn, Inc.*	One stop	SF +	5.50%	(g)	10.93%				09/2026	3,959	3,928	0.4	3,959
Bullhorn, Inc.*	One stop	SF +	5.50%	(g)	10.93%				09/2026	3,959	3,929	0.4	3,959
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	6.25%	(f)	11.44%				08/2030	4,527	4,475	0.4	4,523
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	6.25%	(d)	10.60%				08/2030	289	282	—	289
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(27)	—	—
ConnectWise, LLC^(18)	Senior secured	SF +	3.50%	(h)	9.06%				10/2028	5,916	5,876	0.5	5,922
Cornerstone OnDemand, Inc.^(7)(18)	Senior secured	SF +	3.75%	(g)	9.19%				10/2028	4,982	4,862	0.5	4,897
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(h)	12.06%				11/2030	24,132	23,791	2.3	23,891
Crewline Buyer, Inc.^(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(36)	—	(25)
Daxko Acquisition Corporation*	One stop	SF +	5.50%	(g)	10.93%				10/2028	11,755	11,351	1.1	11,520
Dcert Buyer, Inc.^(18)	Senior secured	SF +	4.00%	(g)	9.33%				10/2026	2,977	2,980	0.3	2,967
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	6.00%	(f)	11.19%				08/2030	2,192	2,144	0.2	2,201
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(a)	9.83%				08/2030	543	535	—	545
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.50%		N/A(6)				08/2030	—	—	—	—
Denali Bidco Limited^(5)(7)(8)(9)	One stop	E +	6.00%		N/A(6)				08/2030	—	(9)	—	4
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	—	—	—
Diligent Corporation*	One stop	SF +	6.25%	(h)	11.71%				08/2025	5,938	5,900	0.6	5,938
ECI Macola/Max Holding, LLC^(18)	Senior secured	SF +	3.75%	(h)	9.31%				11/2027	7,720	7,734	0.7	7,746
EverCommerce Solutions, Inc.^(7)	Senior secured	SF +	3.00%	(g)	8.44%				07/2028	1,985	1,987	0.2	1,988
Evergreen IX Borrower 2023, LLC^	One stop	SF +	6.00%	(h)	11.31%				09/2030	11,855	11,580	1.1	11,855
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(30)	—	—
Hornet Security Holding GMBH^(7)(8)(14)	One stop	E +	6.50%	(c)	10.43%				02/2031	14,343	14,170	1.3	14,163
Hornet Security Holding GMBH^(7)(8)(14)	One stop	E +	6.50%	(c)	10.43%				02/2031	9,562	9,447	0.9	9,442
Hornet Security Holding GMBH^(5)(7)(8)(14)	One stop	E +	6.50%		N/A(6)				08/2030	—	(59)	—	—
Hornet Security Holding GMBH^(5)(7)(8)(14)	One stop	E +	6.50%		N/A(6)				02/2031	—	(59)	—	(60)
Hyland Software, Inc.^	One stop	SF +	6.00%	(g)	11.33%				09/2030	28,617	28,220	2.7	28,331
Hyland Software, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.^	One stop	SF +	6.50%	(h)	11.80%				01/2030	22,333	21,900	2.1	21,887
Icefall Parent, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(41)	—	(42)
Juvare, LLC*	One stop	SF +	6.25%	(h)	11.74%				10/2026	5,568	5,353	0.5	5,457
Kaseya Inc.*(17)	One stop	SF +	6.00%	(h)	8.81%	cash/	2.50%	PIK	06/2029	8,120	7,980	0.8	8,120
LeadsOnline, LLC^	One stop	SF +	6.00%	(h)	11.43%				02/2028	4,440	4,344	0.4	4,507
LeadsOnline, LLC^	One stop	SF +	6.00%	(h)	11.43%				02/2028	784	766	0.1	795
LeadsOnline, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Navex TopCo, Inc.*^	One stop	SF +	5.75%	(g)	11.07%				11/2030	23,160	22,723	2.2	22,697
Navex TopCo, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(38)	—	(41)
Matrix42 Holding GMBH^(7)(8)(11)	One stop	E +	6.00%	(b)	9.93%				07/2028	176	176	—	174
Panzura, LLC^(17)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	54	49	—	48
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personify, Inc.*	One stop	SF +	5.25%	(h)	10.70%				09/2025	$8,584	$8,564	0.8%	$8,584
Pineapple German Bidco GMBH^(7)(8)(14)(17)	One stop	E +	7.00%	(a)	10.83%	PIK			01/2031	18,174	17,951	1.7	17,946
Pineapple German Bidco GMBH^(5)(7)(8)(14)	One stop	E +	7.00%		N/A(6)				01/2031	—	(16)	—	(16)
Pineapple German Bidco GMBH^(5)(7)(8)(14)	One stop	E +	7.00%		N/A(6)				01/2031	—	(90)	—	(92)
Pluralsight, LLC^	One stop	SF +	8.00%	(h)	13.47%				04/2027	10,000	10,000	0.9	9,700
Proofpoint, Inc.^(18)	Senior secured	SF +	3.25%	(g)	8.69%				08/2028	8,179	8,181	0.8	8,192
QAD, Inc.*	One stop	SF +	5.38%	(g)	10.70%				11/2027	9,899	9,899	0.9	9,899
S2P Acquisition Borrower, Inc.^(18)	Senior secured	SF +	4.00%	(g)	9.43%				08/2026	4,358	4,365	0.4	4,372
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(h)	11.31%				08/2029	10,000	9,912	0.9	9,900
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.50%	(b)	9.44%				04/2029	14,031	14,062	1.3	14,031
Telesoft Holdings LLC*	One stop	SF +	5.75%	(g)	11.18%				12/2025	5,717	5,657	0.5	5,717
Togetherwork Holdings, LLC*	One stop	SF +	6.00%	(g)	11.43%				03/2025	5,000	4,965	0.5	5,000
Workforce Software, LLC^(17)	One stop	SF +	7.25%	(h)	9.74%	cash/	3.00%	PIK	07/2025	9,285	9,169	0.9	9,192
Zendesk, Inc.^(17)	One stop	SF +	6.25%	(h)	11.57%				11/2028	10,260	10,260	1.0	10,260
										395,523	390,140	37.3	391,861
Specialty Retail
Ashco, LLC^(18)	Senior secured	SF +	3.75%	(g)	9.19%				03/2028	3,471	3,464	0.3	3,477
Ave Holdings III, Corp*^	One stop	SF +	5.25%	(h)	10.70%				02/2028	13,655	13,313	1.3	13,655
Biscuit Parent, LLC^	One stop	SF +	4.75%	(h)	10.05%				02/2031	18,367	18,231	1.7	18,229
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(42)	—	(42)
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(h)	10.30%				10/2029	24,315	24,092	2.3	24,315
PetVet Care Centers LLC*	One stop	SF +	6.00%	(g)	11.33%				11/2030	9,379	9,202	0.9	9,286
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(26)	—	(14)
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(12)	—	(12)
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(h)	11.09%				08/2029	5,000	4,912	0.5	4,950
Southern Veterinary Partners, LLC^(18)	Senior secured	SF +	4.00%	(g)	9.44%				10/2027	5,776	5,744	0.5	5,786
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(h)	11.10%				04/2028	24,499	24,085	2.2	23,273
										104,462	102,963	9.7	102,903
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(h)	11.70%				06/2028	11,670	11,175	1.0	10,999
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(h)	11.70%				06/2028	4,949	4,739	0.4	4,665
										16,619	15,914	1.4	15,664
Transportation Infrastructure
PODS LLC^(18)	Senior secured	SF +	3.00%	(g)	8.44%				03/2028	4,987	4,899	0.5	4,913

Total debt investments										1,864,130	1,840,020	175.4	1,846,526

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Automobiles
Yorkshire Parent, Inc.^	LP units	N/A	N/A		N/A	—	$94	—%	$97

Commercial Services and Supplies
FR Vision Holdings, Inc.^	LP units	N/A	N/A		N/A	—	109	—	122

Diversified Consumer Services
Virginia Green Acquisition, LLC^	LP units	N/A	N/A		N/A	73	72	—	76

Insurance
Oakbridge Insurance Agency LLC^	LP units	N/A	N/A		N/A	4	70	—	72

Leisure Products
Movement Holdings, LLC^	LLC units	N/A	N/A		N/A	—	661	0.1	661

Software
Denali Bidco Limited^(7)(9)	LP interest	N/A	N/A		N/A	70	91	—	110
Panzura, LLC^	LLC units	N/A	N/A		N/A	1	4	—	2
							95	—	112

Total equity investments							1,101	0.1	1,140

Total investments							1,841,121	175.5	1,847,666

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(19)			29,115	2.8	29,115
Total money market funds							29,115	2.8	29,115

Total investments and money market funds							$1,870,236	178.3%	$1,876,781

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in Note 6).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 6).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Bankers Acceptance Rate (”CDOR” or "C”), Australian Interbank Rate (”AUD” or ”A”) or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2024, as the loan may have priced or repriced based on an index rate prior to March 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.86% as of March 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.89% as of March 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.85% as of March 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.34% as of March 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.30% as of March 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of March 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.33% as of March 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.30% as of March 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.22% as of March 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2024.
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
(6)The entire commitment was unfunded as of March 31, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 14.9% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(14)The headquarters of this portfolio company is located in Germany.
(15)Equity investments are non-income producing securities, unless otherwise noted.
(16)Ownership of certain equity investments occurs through a holding company or partnership.
(17)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2024.
(18)The fair value of this investment was valued using Level 2 inputs. See Note 5. Fair Value Measurements.
(19)The rate shown is the annualized seven-day yield as of March 31, 2024.

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
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
AmerCareRoyal LLC*(16)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	$1,599	$1,599	0.2%	$1,599
AOT Packaging Products Acquisitionco, LLC ^(17)	Senior secured	SF +	3.25%	(i)	8.68%				03/2028	3,167	3,128	0.5	3,113
Berlin Packaging, LLC^(17)	Senior secured	SF +	3.75%	(i)(j)	9.34%				03/2028	2,992	2,969	0.5	2,965
Chase Intermediate*^	One stop	SF +	5.25%	(i)(j)(k)	10.95%				10/2028	14,871	14,588	2.2	14,574
Pegasus BidCo^(7)(12)(17)	Senior secured	SF +	4.25%	(j)	9.61%				07/2029	3,491	3,503	0.6	3,498
Reynolds Group Holdings^(7)(17)	Senior secured	SF +	3.25%	(i)	8.68%				10/2028	3,492	3,498	0.5	3,492
Technimark, LLC^(17)	Senior secured	SF +	3.75%	(i)	9.18%				06/2028	2,992	2,956	0.5	2,964
WP Deluxe Merger Sub^(17)	Senior secured	SF +	3.50%	(j)	9.15%				05/2028	3,491	3,457	0.5	3,477
										36,095	35,698	5.5	35,682
Diversified Consumer Services
Certus Pest, Inc.^	One stop	SF +	7.50%	(j)	13.04%				02/2026	4,180	4,142	0.6	4,138
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	3,910	3,875	0.6	3,871
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	3,285	3,255	0.5	3,252
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	2,985	2,958	0.5	2,955
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	1,805	1,788	0.3	1,787
Certus Pest, Inc.*	One stop	SF +	7.50%	(j)	13.04%				02/2026	1,434	1,421	0.2	1,420
COP Exterminators Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	11.02%				07/2029	780	771	0.1	770
COP Exterminators Acquisitions, Inc.^(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	(1)
COP Exterminators Acquisitions, Inc.^(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(7)	—	(5)
HS Spa Holdings, Inc.*	One stop	SF +	5.75%	(k)	11.07%				06/2029	7,960	7,807	1.2	7,880
Liminex, Inc.^	One stop	SF +	7.25%	(j)	12.79%				11/2026	10,679	10,531	1.6	10,679
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	10.42%				06/2027	7,560	7,560	1.2	7,560
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	10.42%				06/2027	3,876	3,876	0.6	3,876
RW AM Holdco LLC*	One stop	SF +	5.25%	(k)	10.82%				04/2028	11,390	10,958	1.7	11,048
										59,844	58,934	9.1	59,230
Diversified Financial Services
Finastra USA, Inc.^(7)	One stop	SF +	7.25%	(k)	12.71%				09/2029	20,821	20,408	3.1	20,405
Finastra USA, Inc.^(7)	One stop	SF +	7.25%	(i)	12.58%				09/2029	11	10	—	10
Focus Financial Partners, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.82%				06/2028	3,500	3,494	0.5	3,501
Higginbotham Insurance Agency, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(32)	—	(33)
Howden Group Holdings Limited ^(7)(9)(17)	Senior secured	SF +	3.25%	(i)	8.69%				11/2027	2,992	2,992	0.5	2,987
Mariner Wealth Advisors, LLC^	Senior secured	SF +	3.25%	(j)	8.74%				08/2028	2,992	2,921	0.4	2,970
Mariner Wealth Advisors, LLC^	Senior secured	SF +	4.25%	(j)	9.65%				08/2028	499	494	0.1	499
The Dun & Bradstreet Corporation^(7)(17)	Senior secured	SF +	3.00%	(i)	8.32%				01/2029	3,182	3,198	0.5	3,181
										33,997	33,485	5.1	33,520
Food and Staples Retailing
Eagle Parent Corp.^(17)	Senior secured	SF +	4.25%	(j)	9.64%				04/2029	3,491	3,437	0.5	3,402

Food Products
Louisiana Fish Fry Products, Ltd.*	One stop	SF +	6.25%	(j)	11.79%				07/2027	8,895	8,394	1.3	8,628

Healthcare Equipment and Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(j)	11.27%				07/2026	11,665	11,558	1.8	11,549
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(j)	11.27%				07/2026	3,762	3,727	0.6	3,724
CCSL Holdings, LLC*(7)	One stop	SF +	6.00%	(i)	11.42%				12/2026	11,846	11,618	1.8	11,728
CMI Parent Inc.*	Senior secured	SF +	4.75%	(i)	10.17%				08/2025	6,964	6,964	1.0	6,964
Medline Borrower, LP ^(7)(17)	Senior secured	SF +	3.25%	(i)	8.68%				10/2028	3,491	3,470	0.5	3,486
										37,728	37,337	5.7	37,451
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers and Services
AHP Health Partners, Inc. ^(7)(17)	Senior secured	SF +	3.50%	(i)	8.93%				08/2028	$2,992	$3,000	0.5%	$2,996
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*	One stop	SF +	6.13%	(j)	11.65%				03/2027	11,819	11,764	1.8	11,819
Bamboo US Bidco LLC^	One stop	SF +	6.00%	(i)	11.32%				09/2030	7,871	7,635	1.2	7,635
Bamboo US Bidco LLC^(7)(8)	One stop	E +	6.00%	(c)	9.86%				09/2030	5,179	5,023	0.8	5,023
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(50)	—	(50)
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				09/2030	—	(18)	—	(18)
CCRR Parent, Inc.^	Senior secured	SF +	3.75%	(i)	9.18%				03/2028	2,992	2,935	0.4	2,865
Midwest Veterinary Partners, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.43%				04/2028	2,487	2,440	0.4	2,468
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(7)(8)(10)	One stop	C +	5.50%	(g)	11.01%				05/2028	10,989	10,740	1.6	10,440
Pharmerica^(17)	Senior secured	SF +	3.25%	(i)	8.68%				03/2026	2,992	2,975	0.4	2,977
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	6.75%	(j)	12.32%				01/2026	19,893	19,893	3.0	19,893
Verscend Holding Corp.^(17)	Senior secured	SF +	4.00%	(i)	9.43%				08/2025	2,992	2,999	0.5	2,997
										70,206	69,336	10.6	69,045
Healthcare Technology
Alegeus Technologies Holdings Corp.*	Senior secured	SF +	8.25%	(k)	13.36%				09/2024	6,000	6,000	0.9	6,000
ESO Solution, Inc.^	One stop	SF +	7.00%	(j)	12.40%				05/2027	5,250	5,194	0.8	5,198
GHX Ultimate Parent Corporation^	Senior secured	SF +	4.75%	(j)	10.12%				06/2027	998	1,000	0.2	999
Mediware Information Systems, Inc.^(17)	Senior secured	SF +	3.25%	(i)	8.68%				03/2028	1,995	1,971	0.3	1,973
Neptune Holdings, Inc.^	One stop	SF +	6.00%	(k)	11.50%				09/2030	5,646	5,562	0.9	5,575
Neptune Holdings, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	(1)
Qgenda Intermediate Holdings, LLC*^	One stop	SF +	5.00%	(j)	10.49%				06/2025	17,492	17,186	2.6	17,142
Qgenda Intermediate Holdings, LLC^	One stop	SF +	5.00%	(j)	10.49%				06/2025	2,984	2,932	0.4	2,925
Stratose Intermediate Holdings II, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%				09/2026	3,491	3,499	0.5	3,496
Tebra Technologies, Inc.^(16)	One stop	SF +	8.00%	(i)	9.92%	cash/	3.50%	PIK	06/2025	10,441	10,463	1.6	10,493
										54,297	53,806	8.2	53,800
Hotels, Restaurants and Leisure
BJH Holdings III Corp.*	One stop	SF +	4.50%	(j)	9.90%				08/2025	9,975	9,799	1.5	9,875
Fertitta Entertainment, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.32%				01/2029	3,491	3,465	0.5	3,462
Health Buyer, LLC*	Senior secured	SF +	5.25%	(b)(j)	10.80%				04/2029	4,950	4,855	0.7	4,777
Scientific Games Holdings LP^(17)	Senior secured	SF +	3.50%	(j)	8.77%				04/2029	2,992	2,966	0.5	2,979
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(j)	10.29%				11/2025	23,099	23,099	3.5	23,099
Tropical Smoothie Cafe Holdings, LLC*^	One stop	SF +	4.75%	(j)	10.27%				09/2026	19,466	19,466	3.0	19,466
YE Brands Holding, LLC^	One stop	SF +	5.75%	(i)	11.18%				10/2027	6,396	6,333	1.0	6,332
YE Brands Holding, LLC^(5)	One stop	SF +	5.50%		N/A(6)				10/2027	—	—	—	(1)
										70,369	69,983	10.7	69,989
Household Products
WU Holdco, Inc.*	One stop	SF +	5.50%	(j)	11.04%				03/2026	4,054	3,870	0.6	3,932
WU Holdco, Inc.*	One stop	SF +	5.50%	(j)	11.04%				03/2026	2,069	1,975	0.3	2,007
										6,123	5,845	0.9	5,939
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(j)	10.22%				04/2026	6,778	6,654	1.0	6,642
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(j)	10.24%				04/2026	4,417	4,336	0.7	4,328
CPM Holdings, Inc.^	Senior secured	SF +	3.50%	(i)	8.93%				11/2025	8	8	—	8
EAB Global, Inc. ^(17)	Senior secured	L +	3.50%	(a)	8.87%				08/2028	3,183	3,164	0.5	3,165
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.75%	(d)	9.54%				08/2029	14,730	15,056	2.2	14,583
										29,116	29,218	4.4	28,726
Insurance
Acrisure, LLC^(17)	Senior secured	L +	4.25%	(a)	9.68%				02/2027	2,992	2,955	0.5	2,991
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				07/2027	7,840	7,766	1.2	7,762
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				07/2027	3,560	3,527	0.5	3,525
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(j)	10.74%				07/2027	3,142	3,113	0.5	3,111
AssuredPartners Capital, Inc.^(7)(17)	Senior secured	SF +	3.50%	(i)	8.82%				02/2027	3,298	3,297	0.5	3,293
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Captive Resources Midco, LLC*(16)	One stop	SF +	5.25%	(i)	5.29%	cash/	5.78%	PIK	07/2029	$8,258	$8,258	1.3%	$8,258
Compass Investors, Inc. ^(17)	Senior secured	SF +	3.75%	(j)	9.14%				11/2029	2,992	3,000	0.4	2,994
Galway Borrower LLC*	One stop	SF +	5.25%	(j)	10.64%				09/2028	11,321	10,997	1.7	10,981
Hub International Limited^(7)(17)	Senior secured	SF +	4.00%	(j)	9.37%				11/2029	2,993	3,006	0.4	3,001
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(i)(j)(k)	11.38%				07/2030	896	874	0.1	873
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(3)	—	(3)
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(28)	—	(57)
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(j)	11.04%				07/2025	19,944	19,770	3.0	19,745
Majesco*^	One stop	SF +	7.38%	(j)	12.77%				09/2027	21,477	21,477	3.3	21,477
OneDigital Borrower, LLC^	Senior secured	SF +	4.25%	(i)	9.67%				11/2027	2,992	2,980	0.5	2,994
										91,705	90,988	13.9	90,944
IT Services
Acquia, Inc.^	One stop	L +	7.00%	(a)	12.34%				10/2025	9,956	9,956	1.5	9,956
Delinea Inc.*	One stop	SF +	5.75%	(j)	11.29%				03/2028	8,954	8,615	1.4	8,775
Delinea Inc.*	One stop	SF +	5.75%	(j)	11.29%				03/2028	4,895	4,710	0.7	4,797
GXS Group, Inc. ^(7)(10)(17)	Senior secured	SF +	2.75%	(i)	8.17%				01/2030	1,702	1,711	0.3	1,705
Infinisource, Inc.*	One stop	SF +	4.50%	(k)	10.09%				10/2026	4,216	4,138	0.7	4,216
Netwrix Corporation*	One stop	SF +	5.00%	(j)(k)	10.37%				06/2029	8,798	8,630	1.3	8,622
Saturn Borrower Inc.*(16)	One stop	SF +	6.50%	(j)	12.04%				09/2026	8,317	7,857	1.2	7,985
UKG Inc.^(17)	Senior secured	SF +	3.25%	(j)	8.62%				05/2026	3,312	3,273	0.5	3,307
WPEngine, Inc.^	One stop	SF +	6.50%	(k)	11.92%				08/2029	953	934	0.1	938
WPEngine, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	(1)
										51,103	49,823	7.7	50,300
Leisure Products
Cast & Crew Payroll, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%				02/2026	2,992	2,976	0.5	2,988
EP Purchaser, LLC^(17)	Senior secured	SF +	3.50%	(j)	9.15%				11/2028	2,993	2,968	0.4	2,962
										5,985	5,944	0.9	5,950
Life Sciences Tools & Services
PAS Parent Inc.*^	One stop	SF +	5.25%	(i)	10.68%				12/2028	19,849	19,470	3.0	19,452

Machinery
Filtration Group Corp.^(17)	Senior secured	SF +	3.50%	(i)	8.93%				10/2028	2,992	2,992	0.5	2,984
Wireco Worldgroup Inc.^	Senior secured	SF +	4.25%	(i)	9.70%				11/2028	2,873	2,880	0.4	2,875
										5,865	5,872	0.9	5,859
Media
Triple Lift, Inc.*	One stop	SF +	5.75%	(j)	11.30%				05/2028	8,862	8,526	1.3	8,508
Triple Lift, Inc.*	One stop	SF +	5.75%	(j)	11.30%				05/2028	2,600	2,501	0.4	2,495
										11,462	11,027	1.7	11,003
Oil, Gas and Consumable Fuels
Envernus, Inc.*^	Senior secured	SF +	4.25%	(i)	9.67%				07/2025	20,510	20,420	3.1	20,408
Project Power Buyer, LLC*	One stop	SF +	7.00%	(j)	12.39%				05/2026	14,886	14,886	2.3	14,886
										35,396	35,306	5.4	35,294
Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)(11)	One stop	SF +	5.50%	(j)	10.89%				05/2029	19,900	19,328	3.0	19,303

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eliassen Group, LLC*	One stop	SF +	5.50%	(k)	10.84%				04/2028	$4,905	$4,905	0.8%	$4,905
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(i)(j)	11.45%				09/2028	15,919	15,919	2.4	15,919
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(j)	11.47%				09/2028	4,088	4,088	0.6	4,088
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.25%	(j)	10.77%				11/2028	15,840	15,387	2.4	15,364
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(i)	11.17%				12/2025	9,949	9,770	1.5	9,750
PGA Holdings, Inc.^(17)	Senior secured	SF +	3.50%	(j)	9.18%				07/2026	2,992	2,929	0.4	2,886
										53,693	52,998	8.1	52,912
Road and Rail
Kenan Advantage Group, Inc.^	Senior secured	SF +	4.18%	(k)	9.48%				03/2026	2,992	2,996	0.5	2,989

Software
Anaplan, Inc.^	One stop	SF +	6.50%	(i)	11.82%				06/2029	10,000	9,904	1.5	10,000
Appfire Technologies, LLC*	One stop	SF +	5.50%	(j)	11.06%				03/2027	10,287	10,095	1.5	10,081
Apttus Corporation^(17)	Senior secured	SF +	4.00%	(i)	9.43%				05/2028	2,992	2,956	0.5	2,961
AQA Acquisition Holding, Inc. ^(17)	Senior secured	SF +	4.25%	(j)	9.91%				03/2028	1,995	1,975	0.3	1,988
Axiom Merger Sub Inc.^(7)(8)	One stop	E +	5.50%	(d)(e)	8.90%				04/2026	5,755	5,939	0.9	5,755
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(j)	10.04%				04/2027	3,000	3,000	0.5	3,000
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(i)	10.57%				05/2029	4,975	4,832	0.7	4,763
Bullhorn, Inc.*	One stop	SF +	5.75%	(j)	11.24%				09/2026	3,980	3,943	0.6	3,940
Bullhorn, Inc.*	One stop	SF +	5.75%	(j)	11.24%				09/2026	3,979	3,943	0.6	3,940
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	6.25%	(h)	11.44%				08/2030	4,373	4,468	0.7	4,308
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	6.25%	(f)	10.39%				08/2030	285	282	—	281
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(29)	—	(28)
ConnectWise, LLC^(17)	Senior secured	SF +	3.50%	(i)	8.93%				10/2028	2,936	2,888	0.4	2,896
Daxko Acquisition Corporation*	One stop	SF +	5.50%	(i)	10.92%				10/2028	11,815	11,365	1.7	11,342
Dcert Buyer, Inc.^(17)	Senior secured	SF +	4.00%	(i)	9.32%				10/2026	2,992	2,996	0.5	2,978
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	6.00%	(h)	11.19%				08/2030	2,118	2,140	0.3	2,065
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(c)	9.86%				08/2030	532	534	0.1	518
Denali Bidco Limited^(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(9)	—	(9)
Diligent Corporation*	One stop	SF +	6.25%	(j)	11.77%				08/2025	5,969	5,917	0.9	5,910
ECI Macola/Max Holding, LLC^(17)	Senior secured	SF +	3.75%	(j)	9.40%				11/2027	1,995	1,995	0.3	1,994
EverCommerce Solutions, Inc.^(7)	Senior secured	SF +	3.25%	(i)	8.68%				07/2028	1,990	1,992	0.3	1,994
Evergreen IX Borrower 2023, LLC^	One stop	SF +	6.00%	(j)	11.39%				09/2030	11,885	11,588	1.8	11,587
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(33)	—	(33)
Hyland Software, Inc.^	One stop	SF +	6.00%	(i)	11.32%				09/2030	28,688	28,260	4.3	28,258
Hyland Software, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
Juvare, LLC*	One stop	SF +	6.25%	(j)	11.82%				10/2026	5,568	5,311	0.8	5,290
Kaseya Inc.*(16)	One stop	SF +	6.25%	(j)	9.12%	cash/	2.50%	PIK	06/2029	8,017	7,864	1.2	7,937
LeadsOnline, LLC^	One stop	SF +	6.25%	(i)	11.58%				02/2028	4,463	4,353	0.7	4,351
LeadsOnline, LLC^	One stop	SF +	6.25%	(i)	11.58%				02/2028	787	768	0.1	768
LeadsOnline, LLC^(5)	One stop	SF +	6.25%		N/A(6)				02/2028	—	(1)	—	(1)
Neo Bidco GMBH^(7)(8)(11)(16)	One stop	E +	6.00%	(e)	9.95%				07/2028	172	176	—	172
Panzura, LLC^(16)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50	44	—	44
PDI TA Holdings, Inc.*	One stop	SF +	4.50%	(j)	9.98%				10/2024	13,893	13,893	2.1	13,893
Personify, Inc.*	One stop	SF +	5.25%	(j)	10.64%				09/2024	8,636	8,636	1.3	8,636
Pluralsight, LLC^	One stop	SF +	8.00%	(j)	13.45%				04/2027	10,000	10,000	1.5	9,900
QAD, Inc.*	One stop	SF +	5.38%	(i)	10.69%				11/2027	9,949	9,949	1.5	9,949
S2P Acquisition Borrower, Inc.^(17)	Senior secured	SF +	4.00%	(i)	9.42%				08/2026	3,491	3,497	0.5	3,491
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.25%	(i)	11.58%				08/2029	10,000	9,904	1.5	9,900
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.75%	(d)	9.41%				07/2029	13,747	14,051	2.1	13,747
Telesoft Holdings LLC*	One stop	SF +	5.75%	(i)	11.17%				12/2025	5,746	5,669	0.9	5,660
Togetherwork Holdings, LLC*	One stop	SF +	6.00%	(i)	11.42%				03/2025	5,000	4,947	0.8	5,000
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Workforce Software, LLC^(16)	One stop	SF +	7.25%	(j)	9.82%	cash/	3.00%	PIK	07/2025	$9,145	$8,986	1.4%	$9,054
Zendesk, Inc.^(16)	One stop	SF +	6.75%	(j)	8.90%	cash/	3.25%	PIK	11/2028	10,176	10,176	1.6	10,176
										241,381	239,163	36.4	238,454
Specialty Retail
Ashco, LLC^(17)	Senior secured	SF +	3.75%	(i)	9.18%				03/2028	3,489	3,481	0.5	3,486
Ave Holdings III, Corp*^	One stop	SF +	5.50%	(j)	11.04%				02/2028	15,830	15,380	2.4	15,354
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(j)	11.17%				08/2029	5,000	4,904	0.8	4,925
Southern Veterinary Partners, LLC^(17)	Senior secured	SF +	4.00%	(i)	9.43%				10/2027	3,491	3,454	0.5	3,474
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(k)	11.40%				04/2028	24,623	24,157	3.6	23,638
										52,433	51,376	7.8	50,877
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(j)	11.79%				06/2028	11,730	11,173	1.7	11,026
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(j)	11.79%				06/2028	4,975	4,739	0.7	4,676
										16,705	15,912	2.4	15,702

Total debt investments										1,195,799	1,179,482	180.4	1,178,539

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

The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “SEC”). The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S common shares ("Class S Shares"), Class D common shares ("Class D Shares") and Class I common shares ("Class I Shares" and, together with Class S Shares and Class D Shares, the "Common Shares") with, among others, different ongoing shareholder servicing and/or distribution fees (the “Public Offering”).

Beginning in April 2023, the Company commenced a separate private offering (the “Private Offering”) of Class F common shares (the “Class F Shares”) to certain accredited investors (the “Private Offering Investors”). On June 14, 2023, the Company completed the Private Offering and entered into subscription agreements with the Private Offering Investors for total commitments of $650.3 million to purchase the Company’s Class F Shares. The offer and sale of these Class F Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder. Following the completion of the Private Offering, the Company's Class F Shares were reclassified as Class I Shares (the “Reclassification”). On June 30, 2023, the Company received the Private Offering subscription proceeds and issued 26,010,927.600 shares of the Company’s Class F Shares (reclassified as Class I Shares) at a purchase price of $25.00 per share.

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
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2024, interest income included $2,158 and $3,763, respectively, of accretion of discounts. For the three and six months ended March 31, 2024, the Company received loan origination fees of $5,647 and $10,337, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2024, investment income included $1,114 and $1,669, respectively, of PIK interest and the Company capitalized PIK interest of $1,291 and $1,884, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended March 31, 2024, fee income did not include any non-recurring prepayment premiums. For the six months ended March 31, 2024, fee income included $21 from non-recurring prepayment premiums. All other income is recorded into income when earned.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $43,457 and $86,314, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company may have certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2024, the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments and did not receive any cash payments of accrued and capitalized preferred dividends.

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

For the three and six months ended March 31, 2024, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2024 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
income as taxable income is earned. For the three and six months ended March 31, 2024, $91 and $109, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2024.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $6,849 and $6,190, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2024 was $464 and $868, respectively.

Deferred offering costs: Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three and six months ended March 31, 2024, the Company amortized $402 and $732, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases and is payable quarterly in arrears. For purposes of the Investment Advisory Agreement, net assets means the Company’s assets less liabilities determined in accordance with GAAP. To the extent the Investment Adviser or an affiliate of

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
the Investment Adviser provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the Company’s management fee shall be reduced by an amount equal to the product of (a) the total fees paid to the Investment Adviser by such subsidiary for such services and (b) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by the Company.

The base management fee incurred for the three and six months ended March 31, 2024 was $3,063 and $5,156, respectively.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $3,586 and $6,300, respectively.

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

For the three and six months ended March 31, 2024, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For both the three and six months ended March 31, 2024, the Company recorded an accrual of the capital gain incentive fee under GAAP of $748. As of March 31, 2024, there was $748 of cumulative accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no cumulative accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $460 and $212, as of March 31, 2024 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Investment Advisory Agreement and Administration Agreement were most recently reapproved by the Board on May 3, 2024. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $35 engagement fee payable upon the effective date of the Public Offering, a $250 fixed managing dealer fee that is payable for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne indirectly by all shareholders of the Company. For the three and six months ended March 31, 2024, the Company incurred $50 and $100, respectively, of fees paid to the Managing Dealer.

The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

On May 3, 2024, the Managing Dealer Agreement was renewed and continued for an additional one-year period. The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution and servicing plan or the Managing Dealer Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Investment Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan: On April 4, 2023, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”) and on May 3, 2024 the Distribution and Servicing Plan was amended and approved for an additional one-year period. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S Shares, Class D Shares and Class I Shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

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

For the three and six months ended March 31, 2024, the Company did not incur any distribution and/or shareholder servicing fees.

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

The following table presents a summary of Expense Support Payments and the related Reimbursement Payments for each of the three month periods since the Company’s commencement of operations:

For the Quarter Ended	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser	Unreimbursed Expense Support Payments
June 30, 2023	$1,257	$885	$372
September 30, 2023	—	—	—
December 31, 2023	667	—	667
March 31, 2024	—	—	—
Total	$1,924	$885	$1,039

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

Other Related Party Transactions: On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of the Company’s Class F Shares at $25.00 per share. Following the completion of the Private Offering and prior to the commencement of the Public Offering, the Company's Class F Shares were reclassified as Class I Shares.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during both the three and six months ended March 31, 2024 were $230. As of March 31, 2024 and September 30, 2023, $4,889 and $3,639, respectively (which includes $1,039 and $1,257, respectively, of unreimbursed Expense Support Payments), of reimbursable expenses were paid by the Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2024, permits the Company to borrow a maximum of $200,000 and expires on July 3, 2026. Refer to Note 6. Borrowings for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of March 31, 2024 and September 30, 2023 consisted of the following:

	As of March 31, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$440,341	$438,807	$439,928	$218,131	$216,997	$216,911
One stop	1,423,686	1,401,112	1,406,496	977,668	962,485	961,628
Subordinated debt	103	101	102	—	—	—
Equity	N/A	1,101	1,140	N/A	94	94
Total	$1,864,130	$1,841,121	$1,847,666	$1,195,799	$1,179,576	$1,178,633

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

	As of March 31, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$309,938	16.8%	$187,087	15.9%
Midwest	336,452	18.3	207,317	17.6
Northeast	140,986	7.7	71,548	6.1
Southeast	345,208	18.7	302,001	25.6
Southwest	212,779	11.6	165,797	14.0
West	342,731	18.6	182,125	15.4
United Kingdom	53,410	2.9	10,468	0.9
Luxembourg	25,432	1.4	23,228	2.0
Canada	12,432	0.7	12,451	1.0
Netherlands	6,485	0.3	3,503	0.3
Finland	14,062	0.8	14,051	1.2
Germany	41,206	2.2	—	—
Total	$1,841,121	100.0%	$1,179,576	100.0%
Fair Value:
United States
Mid-Atlantic	$311,462	16.9%	$187,197	15.9%
Midwest	337,880	18.3	207,780	17.6
Northeast	141,367	7.7	70,836	6.0
Southeast	346,092	18.7	301,703	25.6
Southwest	213,185	11.5	165,791	14.0
West	344,577	18.6	182,532	15.5
United Kingdom	53,737	2.9	10,212	0.9
Luxembourg	25,554	1.4	23,192	2.0
Canada	12,206	0.7	12,145	1.0
Netherlands	6,477	0.3	3,498	0.3
Finland	14,031	0.8	13,747	1.2
Germany	41,098	2.2	—	—
Total	$1,847,666	100.0%	$1,178,633	100.0%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2024 and September 30, 2023 were as follows:

	As of March 31, 2024		As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$17,878	1.0%	$9,727	0.8%
Airlines	7,436	0.4	7,414	0.6
Auto Components	30,371	1.5	24,197	2.1
Automobiles	89,914	4.9	70,428	6.0
Banks	2,763	0.2	—	—
Beverages	17,678	1.0	17,770	1.5
Capital Markets	10,580	0.6	—	—
Chemicals	33,583	1.8	18,391	1.6
Commercial Services and Supplies	70,140	3.8	18,976	1.6
Construction & Engineering	3,999	0.2	4,002	0.3
Construction Materials	4,347	0.2	2,901	0.2
Consumer Finance	2,880	0.2	—	—
Containers and Packaging	50,868	2.8	35,698	3.0
Diversified Consumer Services	94,795	5.1	58,934	5.0
Diversified Financial Services	47,400	2.6	33,485	2.8
Electrical Equipment	503	0.0 *	—	—
Electronic Equipment, Instruments and Components	1,989	0.1	—	—
Food and Staples Retailing	3,424	0.2	3,437	0.3
Food Products	31,945	1.7	8,394	0.7
Healthcare Equipment and Supplies	58,531	3.2	37,337	3.2
Healthcare Providers and Services	113,827	6.2	69,336	5.9
Healthcare Technology	77,156	4.2	53,806	4.6
Hotels, Restaurants and Leisure	80,350	4.4	69,983	5.9
Household Products	5,871	0.3	5,845	0.5
Industrial Conglomerates	37,304	2.0	29,218	2.5
Insurance	165,668	9.0	90,988	7.7
IT Services	60,557	3.3	49,823	4.2
Leisure Products	36,480	2.0	5,944	0.5
Life Sciences Tools & Services	19,409	1.1	19,470	1.7
Machinery	26,688	1.4	5,872	0.5
Media	11,018	0.6	11,027	0.9
Oil, Gas and Consumable Fuels	26,721	1.4	35,306	3.0
Pharmaceuticals	19,281	1.0	19,328	1.6
Professional Services	54,808	3.0	52,998	4.5
Real Estate Management and Development	4,969	0.3	—	—
Road and Rail	5,979	0.3	2,996	0.3
Software	390,235	21.2	239,257	20.3
Specialty Retail	102,963	5.6	51,376	4.4
Trading Companies and Distributors	15,914	0.9	15,912	1.3
Transportation Infrastructure	4,899	0.3	—	—
Total	$1,841,121	100.0%	$1,179,576	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2024		As of September 30, 2023
Fair Value:
Aerospace and Defense	$17,956	1.0%	$9,732	0.8%
Airlines	7,439	0.4	7,399	0.6
Auto Components	30,345	1.6	24,633	2.1
Automobiles	91,133	4.9	70,998	6.0
Banks	2,818	0.2	—	—
Beverages	17,325	0.9	17,414	1.5
Capital Markets	10,575	0.6	—	—
Chemicals	31,565	1.7	18,005	1.5
Commercial Services and Supplies	71,282	3.9	18,987	1.6
Construction & Engineering	3,995	0.2	3,999	0.3
Construction Materials	4,374	0.2	2,921	0.2
Consumer Finance	2,868	0.2	—	—
Containers and Packaging	51,064	2.8	35,682	3.0
Diversified Consumer Services	95,569	5.2	59,230	5.0
Diversified Financial Services	47,926	2.6	33,520	2.8
Electrical Equipment	503	0.0 *	—	—
Electronic Equipment, Instruments and Components	1,990	0.1	—	—
Food and Staples Retailing	3,448	0.2	3,402	0.3
Food Products	32,350	1.7	8,628	0.7
Healthcare Equipment and Supplies	59,090	3.2	37,451	3.2
Healthcare Providers and Services	114,007	6.2	69,045	5.9
Healthcare Technology	77,832	4.2	53,800	4.6
Hotels, Restaurants and Leisure	80,705	4.4	69,989	6.0
Household Products	5,909	0.3	5,939	0.5
Industrial Conglomerates	37,087	2.0	28,726	2.5
Insurance	166,077	9.0	90,944	7.7
IT Services	61,330	3.3	50,300	4.3
Leisure Products	36,508	2.0	5,950	0.5
Life Sciences Tools & Services	19,454	1.0	19,452	1.7
Machinery	26,938	1.5	5,859	0.5
Media	10,947	0.6	11,003	0.9
Oil, Gas and Consumable Fuels	26,775	1.3	35,294	3.0
Pharmaceuticals	19,403	1.1	19,303	1.6
Professional Services	54,774	3.0	52,912	4.5
Real Estate Management and Development	4,859	0.3	—	—
Road and Rail	5,993	0.3	2,989	0.3
Software	391,973	21.2	238,548	20.3
Specialty Retail	102,903	5.6	50,877	4.3
Trading Companies and Distributors	15,664	0.8	15,702	1.3
Transportation Infrastructure	4,913	0.3	—	—
Total	$1,847,666	100.0%	$1,178,633	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the six months ended March 31, 2024, certain debt investments with a fair value of $5,651 transferred from Level 2 to Level 3 of the fair value hierarchy. The transfers into Level 3 were primarily due to decreased transparency of the observable prices. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2024, $326,338 and $1,521,328 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, $139,934 and $1,038,699 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2024 and September 30, 2023:

As of March 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$326,338	$1,520,188	$1,846,526
Equity investments(1)	—	—	1,140	1,140
Money market funds(1)(2)	29,115	—	—	29,115
Total assets, at fair value:	$29,115	$326,338	$1,521,328	$1,876,781

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$139,934	$1,038,605	$1,178,539
Equity investments(1)	—	—	94	94
Money market funds(1)(2)	40,090	—	—	40,090
Total assets, at fair value:	$40,090	$139,934	$1,038,699	$1,218,723

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2024 was $5,385 and $7,105, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2024:

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,038,605	$94	$1,038,699
Net change in unrealized appreciation (depreciation) on investments	5,581	39	5,620
Net translation of investments in foreign currencies	970	—	970
Realized gain (loss) on investments	(38)	—	(38)
Realized gain (loss) on translation of investments in foreign currencies	18	—	18
Fundings of (proceeds from) revolving loans, net	691	—	691
Purchases and fundings of investments	550,145	1,007	551,152
PIK interest and non-cash dividends	1,754	—	1,754
Proceeds from principal payments and sales of portfolio investments	(86,878)	—	(86,878)
Accretion of discounts and amortization of premiums	3,689	—	3,689
Transfers into Level 3(1)	5,651	—	5,651
Fair value, end of period	$1,520,188	$1,140	$1,521,328

(1) Transfers between levels are recognized at the beginning of the period in which the transfers occur.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$59,233	Yield analysis	Market interest rate	8.8% - 12.3% (9.7%)
		Market comparable companies	EBITDA multiples	6.5x - 24.0x (10.9x)
	54,357	Broker quotes	Broker quotes	N/A
One stop loans(2)	$1,406,496	Yield analysis	Market interest rate	8.3% - 20.0% (10.6%)
		Market comparable companies	EBITDA multiples	9.0x - 40.3x (16.4x)
		Market comparable companies	Revenue multiples	3.5x - 17.5x (8.1x)
Subordinated debt and second lien loans	$102	Yield analysis	Market interest rate	13.8% - 15.8% (14.7%)
		Market comparable companies	EBITDA multiples	13.8x - 24.0x (19.1x)
Equity(3)	$1,140	Market comparable companies	EBITDA multiples	9.3x - 23.0x (12.7x)
			Revenue multiples	4.0x
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $1,214,733 and $191,763 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)The Company valued $1,138 and $2 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$848,225	$848,225	$572,270	$572,270

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2024, the Company’s asset coverage for borrowed amounts was 223.1%.

2023 Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consist of $395,500 of AAA Class A-1 Notes (the “Class A-1 Notes”), which bear interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 Notes (the “Class A-2 Notes”), which bear interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated notes, which do not bear interest (the “Subordinated 2023 Notes”). The Company indirectly retained all of the Class A-2 Notes and Subordinated 2023 Notes which were eliminated in consolidation. The Class A-1 Notes are included in the March 31, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company.

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

As of March 31, 2024 and September 30, 2023, there were 72 and 64 portfolio companies, respectively, with total fair value of $691,897 and $663,233, respectively, securing the 2023 Notes. The pool of loans in the 2023 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2023 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of March 31, 2024 based on the last interest rate reset was 5.3%.

For the three and six months ended March 31, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2023 Debt Securitization were as follows:

	Three months ended March 31, 2024	Six months ended March 31, 2024
Stated interest expense	$7,737	$15,586
Amortization of debt issuance costs	112	225
Total interest expense	$7,849	$15,811
Cash paid for interest expense	$10,834	$10,834
Annualized average stated interest rate	7.9%	7.9%
Average outstanding balance	$395,500	$395,500

As of March 31, 2024, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1 Notes were as follows:

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

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto which, as of March 31, 2024, allowed the Company to borrow up to $690,000 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to $1,500,000. On December 15, 2023, February 1, 2024 and March 28, 2024, the Company entered into agreements with new lenders to increase the aggregate commitments under the SMBC Credit Facility from $490,000 to $690,000 through the accordion feature under the SMBC Credit Facility.

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

As of March 31, 2024 and September 30, 2023, the Company had outstanding debt of $452,725 and $176,770, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

For the three and six months ended March 31, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the SMBC Facility were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31, 2024	Six months ended March 31, 2024
Stated interest expense	$5,171	$10,789
Facility fees	340	643
Amortization of debt issuance costs	352	643
Total interest expense	$5,863	$12,075
Cash paid for interest expense	$5,674	$10,865
Annualized average stated interest rate(1)	7.3%	7.4%
Average outstanding balance	$285,449	$290,525

(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2024, permitted the Company to borrow up to $200,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2024 was 4.6%. On March 21, 2024, the Company entered into an amendment on the Adviser Revolver to increase the borrowing capacity from $100,000 to $200,000. As of March 31, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31, 2024	Six months ended March 31, 2024
Stated interest expense	$1	$1
Cash paid for interest expense	1	1
Annualized average stated interest rate	4.9%	5.0%
Average outstanding balance	$77	$57

For the three and six months ended March 31, 2024, the average total debt outstanding was $681,026 and $686,082, respectively.

For both the three and six months ended March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.1%.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2023 Debt Securitization	$395,500	$—	$—	$—	$395,500
SMBC Credit Facility	452,725	—	—	452,725	—
Total borrowings	$848,225	$—	$—	$452,725	$395,500

Note 7. Commitments and Contingencies

Commitments: As of March 31, 2024, the Company had outstanding commitments to fund investments totaling $280,032, including $64,465 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $20,796, including $3,654 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2024 and September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

Six months ended March 31, 2024
Per share data:(1)	Class I
Net asset value at beginning of period	$25.00
Distributions declared:(2)
From net investment income - after tax	(1.31)
Net investment income - after tax	1.31
Net realized gain (loss) on investment transactions	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.17
Net asset value at end of period	$25.17
Total return based on net asset value per share(4)	6.02%
Number of common shares outstanding	41,822,979.970

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Six months ended March 31, 2024
Listed below are supplemental data and ratios to the financial highlights:	Class I
Ratio of net investment income - after tax to average net assets*	10.43%
Ratio of total expenses to average net assets*(5)(6)	9.82%
Ratio of incentive fees to average net assets(5)	0.85%
Ratio of excise tax to average net assets(5)	0.01%
Ratio of net expenses to average net assets*(5)(6)	9.82%
Ratio of total expenses (without incentive fees) to average net assets*(6)	8.97%
Total return based on average net asset value(7)	6.00%
Total return based on average net asset value - annualized(7)	12.01%
Net assets at end of period	$1,052,745
Average debt outstanding	$686,082
Average debt outstanding per share	$20.78
Portfolio Turnover*	12.54%
Asset coverage ratio(8)	223.13%
Asset coverage ratio per unit(9)	$2,231
Average market value per unit (10):
2023 Debt Securitization	N/A
SMBC Credit Facility	N/A
Adviser Revolver	N/A

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
(6)The calculation excludes the net effect of expense support and expense support recoupment, which represented 0.03% of average net assets for the six months ended March 31, 2024.
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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Net Assets

Share Issuances

On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of the Company’s Class F Shares (reclassified as Class I Shares) at a purchase price of $25.00 per share.

On June 14, 2023, the Company completed the Private Offering and entered into subscription agreements with the Private Offering Investors for total commitments of $650.3 million to purchase the Company’s Class F Shares. Following the completion of the Private Offering and prior to the commencement of the Public Offering, the Company’s Class F Shares were reclassified as Class I Shares. On June 30, 2023, the Company received the Private Offering subscription proceeds and issued 26,010,927.600 Class F Shares (reclassified as Class I Shares) at a purchase price of $25.00 per share.

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to the Public Offering. The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares, with, among others, different ongoing shareholder servicing and/or distribution fees. The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for at least 100 investors in such class and the Company’s Board has authorized the release of the funds in the escrow account. The share classes have different ongoing distribution and/or shareholder servicing fees. The following table summarizes the Class I Shares issued and net proceeds from the Public Offering during the six months ended March 31, 2024:

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
November 1, 2023	97,680.000	$2,442
December 1, 2023	1,094,615.081	27,442
January 1, 2024	9,936,232.788	249,101
February 1, 2024	1,705,939.025	42,683
March 1, 2024	2,456,196.864	61,552
	15,290,663.758	$383,220

In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Class I Shares during the six months ended March 31, 2024:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Net Offering Price Per Share
For the Month Ended	Class I
October 31, 2023	$25.00
November 30, 2023	25.07
December 31, 2023	25.07
January 31, 2024	25.02
February 29, 2024	25.06
March 31, 2024	25.17

Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2024:

			Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Net Distribution Per Share	Total Dividends Declared
August 3, 2023	October 31, 2023	November 29, 2023	26,194,330.889	$0.21	$5,501
November 17, 2023	November 30, 2023	December 29, 2023	26,353,713.391	0.22	5,798
November 17, 2023	December 30, 2023	January 30, 2024	27,513,765.783	0.22	6,053
November 17, 2023	January 31, 2024	February 28, 2024	37,521,105.819	0.22	8,255
February 2, 2024	February 29, 2024	March 29, 2024	39,279,712.403	0.22	8,641
February 2, 2024	March 31, 2024	April 29, 2024	41,822,979.970	0.22	9,201
Total dividends declared for the six months ended March 31, 2024					$43,449

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2024:

	Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
October 30, 2023	60,820.367	$25.00	$1,521
November 29, 2023	61,702.502	25.00	1,543
December 29, 2023	65,437.311	25.07	1,640
January 30, 2024	71,107.248	25.07	1,782
February 28, 2024	79,967.559	25.02	2,001
March 29, 2024	87,070.703	25.06	2,182
	426,105.690		$10,669
(1) Reflects DRIP shares issued multiplied by the unrounded amount per share.

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

The following table presents share repurchases completed under the share repurchase program during the six months ended March 31, 2024.

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)
February 1, 2024	27,300	0.10%	$25.07	December 31, 2023	$670

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2024:

	Three months ended March 31, 2024	Six months ended March 31, 2024
	Class I	Class I
Earnings available to shareholders	$30,578	$49,637
Basic and diluted weighted average shares outstanding	39,473,836	33,018,349
Basic and diluted earnings per share	$0.77	$1.50

Note 11. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

As of April 1, 2024, the Company had received purchase orders from greater than 100 investors for Class S Shares, and the Board authorized the release of Class S proceeds from escrow. As of such date, the Company issued and sold 814,973.864 Class S Shares, and the escrow agent released net proceeds of $20,513 to the Company as payment for such Class S Shares.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The Company received proceeds from the issuance of common shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective April 1, 2024
Class I	$101,193
Class S	$20,513
Approximate subscriptions effective May 1, 2024
Class I	$94,615
Class S	$9,741

On April 29, 2024, the Company issued 99,037.604 Class I Shares through the DRIP.

On May 1, 2024, an affiliate of the Investment Adviser indirectly purchased $9,900 of Class I Shares through its ownership of a feeder vehicle.

On May 6, 2024, the Company entered into an amendment to the SMBC Credit Facility that, among other things, (a) added new lenders and increased the aggregate commitments under the SMBC Credit Facility from $690,000 to $840,000 and (b) replaced the interest rate benchmark for Term Benchmark Loans denominated in Canadian Dollars from CDOR to CORRA, which includes a credit spread adjustment of 0.29547% for one month tenor Term Benchmark Loans and 0.32138% for three month tenor Term Benchmark Loans.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
February 2, 2024	April 30, 2024	May 30, 2024	$0.22
May 3, 2024	May 31, 2024	June 28, 2024	$0.22
May 3, 2024	June 30, 2024	July 30, 2024	$0.22
May 3, 2024	July 31, 2024	August 30, 2024	$0.22
Class S Distributions
April 19, 2024	April 30, 2024	May 30, 2024	$0.22
May 3, 2024	May 31, 2024	June 28, 2024	$0.22
May 3, 2024	June 30, 2024	July 30, 2024	$0.22
May 3, 2024	July 31, 2024	August 30, 2024	$0.22

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
Under an investment advisory agreement, or the Investment Advisory Agreement, as amended and restated on November 17, 2023 and as renewed on May 3, 2024, we have agreed to pay GC Advisors an annual base management fee based on the value of our net assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent trustees) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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
As of March 31, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of March 31, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$439,928	23.8%	$216,911	18.4%
One stop	1,406,496	76.1	961,628	81.6
Subordinated debt	102	0.0 *	—	—
Equity	1,140	0.1	94	0.0 *
Total	$1,847,666	100.0%	$1,178,633	100.0%

*    Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2024 and September 30, 2023, one stop loans included $191.8 million and $86.5 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of March 31, 2024 and September 30, 2023, senior secured loans included $380.7 million and $162.4 million, respectively, of BSL loans at fair value.
As of March 31, 2024 and September 30, 2023, we had debt and equity investments in 206 and 153 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, for the three and six months ended March 31, 2024:

	Three months ended March 31, 2024	Six months ended March 31, 2024
Weighted average income yield(1)*	11.5%	11.6%
Weighted average investment income yield(2)*	12.1%	12.1%

*    Annualized for periods of less than one year.
(1)Represents income from interest, fees, interest earned on cash, accrued payment-in-kind, or PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

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
In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.” We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.
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

Recent Developments

As of April 1, 2024, we had received purchase orders from greater than 100 investors for Class S Shares, and the Board authorized the release of Class S proceeds from escrow. As of such date, we issued and sold 814,973.864 Class S Shares, and the escrow agent released net proceeds of $20.5 million to us as payment for such Class S shares.

We received proceeds from the issuance of common shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective April 1, 2024
Class I	$101.2 million
Class S	$20.5 million
Approximate subscriptions effective May 1, 2024
Class I	$94.6 million
Class S	$9.7 million

On April 29, 2024, we issued 99,037.604 Class I Shares through the DRIP.

On May 1, 2024, an affiliate of the Investment Adviser indirectly purchased $9.9 million of Class I Shares through its ownership of a feeder vehicle.

On May 6, 2024, we entered into an amendment to the SMBC Credit Facility that, among other things, (a) added new lenders and increased the aggregate commitments under the SMBC Credit Facility from $690.0 million to $840.0 million and (b) replaced the interest rate benchmark for Term Benchmark Loans denominated in Canadian Dollars from CDOR to CORRA, which includes a credit spread adjustment of 0.29547% for one month tenor Term Benchmark Loans and 0.32138% for three month tenor Term Benchmark Loans.

Our Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
February 2, 2024	April 30, 2024	May 30, 2024	$0.22
May 3, 2024	May 31, 2024	June 28, 2024	$0.22
May 3, 2024	June 30, 2024	July 30, 2024	$0.22
May 3, 2024	July 31, 2024	August 30, 2024	$0.22
Class S Distributions
April 19, 2024	April 30, 2024	May 30, 2024	$0.22
May 3, 2024	May 31, 2024	June 28, 2024	$0.22
May 3, 2024	June 30, 2024	July 30, 2024	$0.22
May 3, 2024	July 31, 2024	August 30, 2024	$0.22

Consolidated Results of Operations

We commenced operations on June 30, 2023. Consolidated operating results for the three and six months ended March 31, 2024 are as follows:

	Three months ended March 31, 2024	Six months ended March 31, 2024
	(In thousands)
Interest income	$44,454	$81,928
Payment-in-kind interest income	1,114	1,669
Accretion of discounts and amortization of premiums	2,158	3,763
Fee income	90	201
Total investment income	47,816	87,561
Net expenses	23,371	44,318
Net investment income - before tax	24,445	43,243
Excise tax	91	109
Net investment income - after tax	24,354	43,134
Net realized gain (loss) on investment transactions	58	65
Net change in unrealized appreciation (depreciation) on investment transactions	6,166	6,438
Net increase in net assets resulting from operations	$30,578	$49,637
Average earning portfolio company investments, at fair value	$1,590,131	$1,443,460

As we commenced operations on June 30, 2023, no income was earned prior to June 30, 2023.

Investment Income

The annualized income yield by debt security type for the three and six months ended March 31, 2024 are as follows:

	Three months ended March 31, 2024	Six months ended March 31, 2024
Senior secured	9.9%	10.0%
One stop	11.7%	11.8%
Subordinated debt	14.4%	14.0%

Our loan portfolio is partially insulated from a drop in floating interest rates as 97.3% of our loan portfolio at fair value as of March 31, 2024 is subject to an interest rate floor. As of March 31, 2024 and September 30, 2023, the weighted average base floor of our loans was 0.71% and 0.73%, respectively.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2024:

	Three months ended March 31, 2024	Six months ended March 31, 2024
	(In thousands)
Interest expense	$13,249	$27,019
Amortization of deferred debt issuance costs	464	868
Base management fee	3,063	5,156
Income incentive fee	3,586	6,300
Capital gain incentive fee accrued under GAAP	748	748
Professional fees	1,705	3,171
Administrative service fee	460	618
General and administrative expenses	96	220
Expense support	—	(667)
Expense support recoupment	—	885
Net expenses	$23,371	$44,318
Average debt outstanding	$681,026	$686,082

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For both the three and six months ended March 31, 2024, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2024, there was $0.7 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

For both the three and six months ended March 31, 2024, the accrual of capital gain incentive fee under GAAP was $0.7 million. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

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

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during both the three and six months ended March 31, 2024 were $0.2 million. As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities were $4.9 million and $3.6 million, respectively (which includes $1.0 million and $1.3 million of unreimbursed Expense Support Payments), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended March 31, 2024:

	Three months ended March 31, 2024	Six months ended March 31, 2024
	(In thousands)
Net realized gain (loss) on investments	$(2)	$(40)
Net realized gain (loss) on foreign currency transactions	60	105
Net realized gain (loss) on investment transactions	$58	$65
Unrealized appreciation from investments	$8,940	$10,854
Unrealized (depreciation) from investments	(2,696)	(4,336)
Unrealized appreciation (depreciation) on foreign currency translation	(78)	(80)
Net change in unrealized appreciation (depreciation) on investment transactions	$6,166	$6,438

During both the three and six months ended March 31, 2024, we had a net realized gain of $0.1 million primarily driven by realized gains on the translation of foreign currency amounts and transactions into U.S. dollars, which was partially offset by realized losses on the partial sale of BSL loans.

For the three months ended March 31, 2024, we had $8.9 million in unrealized appreciation on 126 portfolio company investments, which was offset by $2.7 million in unrealized depreciation on 86 portfolio company investments. For the six months ended March 31, 2024, we had $10.9 million in unrealized appreciation on 154 portfolio company investments, which was offset by $4.3 million in unrealized depreciation on 58 portfolio company investments. Unrealized appreciation for the three and six months ended March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the three and six months ended March 31, 2024 primarily resulted from the amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $38.0 million. During the period, cash used in operating activities was $589.1 million, primarily as a result of purchases and fundings of portfolio investments of $748.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $93.1 million. During the same period, cash provided by financing activities was $627.1 million, primarily driven by borrowings on debt of $563.5 million and proceeds from the issuance of common shares of $383.2 million, that were partially offset by repayments of debt of $288.6 million and distributions paid of $29.1 million.

As of March 31, 2024 and September 30, 2023, we had cash and cash equivalents of $67.0 million and $35.0 million, respectively. In addition, as of March 31, 2024 and September 30, 2023, we had foreign currencies of $1.9 million and $0.9 million, respectively, and restricted cash and cash equivalents of $19.9 million and $14.8 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility, which, as of March 31, 2024, allowed us to borrow up to $690.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2024 and September 30, 2023, we had outstanding debt under the SMBC Credit Facility of $452.7 million and $176.8 million, respectively. As of March 31, 2024 and September 30, 2023, subject to leverage and borrowing base restrictions, we had $237.3 million and $313.2 million, respectively, of remaining commitments and $237.3 million and $242.7 million, respectively, of availability on the SMBC Credit Facility. On December 15, 2023, February 1, 2024 and March 28, 2024, we entered into agreements with new lenders to increase the aggregate commitments under the SMBC Credit Facility from $490.0 million to $690.0 million through the accordion feature under the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of March 31, 2024, we were permitted to borrow up to $200.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of March 31, 2024 and September 30, 2023, we had no amounts outstanding under the Adviser Revolver. Through a series of amendments, most recently on March 21, 2024, we amended the Adviser Revolver to increase the borrowing capacity from $50.0 million to $200.0 million.

Debt Securitizations

2023 Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. The Class A-1 Notes are included in the March 31, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as our debt and the Class A-2 Notes and Subordinated 2023 Notes were eliminated in consolidation. As of both March 31, 2024 and September 30, 2023, we had outstanding debt under the 2023 Debt Securitization of $395.5 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2024, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 223.1% and GAAP debt-to-equity ratio 0.81x, respectively.

As of March 31, 2024 and September 30, 2023, we had outstanding commitments to fund investments totaling $280.0 million and $20.8 million, respectively. As of March 31, 2024, total commitments of $280.0 million included $64.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2024, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2024 is included in Note 6 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2024. As of March 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2024 and September 30, 2023, we had investments in 206 and 153 portfolio companies, respectively, with a total fair value of $1,847.7 million and $1,178.6 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2024:

	Three months ended March 31, 2024		Six months ended March 31, 2024
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$234,014	35.0%	$263,561	25.9%
One stop	434,070	64.9	753,459	74.0
Subordinated debt	50	0.0 *	100	0.0 *
Equity	770	0.1	1,007	0.1
Total new investment commitments	$668,904	100.0%	$1,018,127	100.0%

* Represents an amount less than 0.1%

For the six months ended March 31, 2024, we had approximately $93.1 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$440,341	$438,807	$439,928	$218,131	$216,997	$216,911
One stop	1,423,686	1,401,112	1,406,496	977,668	962,485	961,628
Subordinated debt	103	101	102	—	—	—
Equity	N/A	1,101	1,140	N/A	94	94
Total	$1,864,130	$1,841,121	$1,847,666	$1,195,799	$1,179,576	$1,178,633

(1)As of March 31, 2024, $126.2 million and $124.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2023, $55.4 million and $55.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of March 31, 2024 and September 30, 2023, we had no loans on non-accrual status. As of March 31, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.1% and 98.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of middle market investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2024:

	Three months ended March 31, 2024	Six months ended March 31, 2024
Weighted average rate of new investment fundings	9.8%	10.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.6%	5.0%
Weighted average fees of new investment fundings	1.0%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	9.3%	9.3%

As of March 31, 2024, 97.3% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.4% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $72.8 million and $73.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,428	0.1%	$3,427	0.3%
4	1,818,425	98.4	1,152,235	97.8
3	27,813	1.5	22,971	1.9
2	—	—	—	—
1	—	—	—	—
Total	$1,847,666	100.0%	$1,178,633	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of March 31, 2024 and September 30, 2023.

	Weighted Average Price[1]
Category	As of March 31, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.2%	98.6%
Internal Performance Rating 3 (Performing Below Expectations)	91.5	97.1
Total	99.1%	98.6%

(1)Includes only debt investments held as of March 31, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. Through a series of amendments, most recently on March 21, 2024, we amended the Adviser Revolver to increase the borrowing capacity from $50.0 million to $200.0 million.
•On April 27, 2023, an affiliate of GC Advisors purchased 2,000 shares of our Class F Shares of beneficial interest at $25.00 per share.
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
•On May 1, 2024, an affiliate of the Investment Adviser indirectly purchased $9.9 million of Class I Shares through its ownership of a feeder vehicle.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the six months ended March 31, 2024, certain debt investments with a fair value of $5.7 million transferred from Level 2 to Level 3 of the fair value hierarchy. The transfers into Level 3 were primarily due to decreased transparency of the observable prices. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of trustees, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of trustees to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. As of March 31, 2024, $326.3 million and $1,521.3 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, $139.9 million and $1,038.7 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2024 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and six months ended March 31, 2024, we recorded $0.1 million for U.S. federal excise tax.

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

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.71% and 0.73%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 6 of our consolidated financial statements), the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate and the Class A-1 Notes and Class A-2 Notes issued in connection with the 2023 Debt Securitization have floating rate interest provisions based on three-month term SOFR. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(37,280)	$(16,965)	$(20,315)
Down 150 basis points	(27,959)	(12,723)	(15,236)
Down 100 basis points	(18,640)	(8,482)	(10,158)
Down 50 basis points	(9,319)	(4,241)	(5,078)
Up 50 basis points	9,319	4,241	5,078
Up 100 basis points	18,640	8,482	10,158
Up 150 basis points	27,959	12,723	15,236
Up 200 basis points	37,280	16,965	20,315

(1) Assumes applicable three-month base rate as of March 31, 2024, with the exception of SONIA and Prime that utilize the March 31, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the Adviser Revolver, the 2023 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Declaration of Trust of Golub Capital Private Credit Fund.
(Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K
(File No. 814-01555), filed on February 7, 2024).
10.1	Second Amendment to Revolving Loan Agreement, dated as of March 21, 2024, by and between Golub Capital Private Credit Fund, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on March 22, 2024).
10.2	Response to Notice of Commitment Increase Request, dated as of March 28, 2024, by and among Golub Capital Private Credit Fund, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on April 3, 2024).
10.3	First Amendment to the SMBC Credit Facility, dated as of May 6, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on May 10, 2024).
10.4	Amended and Restated Distribution and Servicing Plan of the Registrant.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: May 15, 2024	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)