Form 10-Q
period 2024-06-30
Golub Capital Private Credit Fund
filed 2024-08-14
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 14, 2024, the Registrant had outstanding Class I and Class S common shares of beneficial interest, $0.01 par value, outstanding of 57,330,231.568 and 1,914,357.236, respectively. Common shares of beneficial interest outstanding excludes August 1, 2024 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $2,500,863 and $1,179,576, respectively)	$2,507,023	$1,178,633
Cash and cash equivalents	98,160	35,045
Foreign currencies (cost of $123 and $1,166, respectively)	182	919
Restricted cash and cash equivalents	21,026	14,758
Cash collateral held for interest rate swaps	400	—
Interest receivable	27,784	17,136
Receivable for investments sold	119,748	9,900
Deferred offering costs	3,280	3,435
Other assets	7,825	4,230
Total Assets	$2,785,428	$1,264,056
Liabilities
Debt	$1,329,725	$572,270
Less unamortized debt issuance costs	(12,944)	(6,190)
Debt less unamortized debt issuance costs	1,316,781	566,080
Interest payable	9,991	1,472
Distributions payable	12,092	5,488
Management and incentive fees payable	9,084	4,083
Payable for investments purchased	48,745	28,969
Accrued trustee fees	62	63
Accounts payable and other liabilities	5,277	4,563
Total Liabilities	1,402,032	610,718
Commitments and Contingencies (Note 8)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 55,080,653.567 and 26,133,510.522 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively.	551	261
Paid in capital in excess of par	1,379,409	652,789
Distributable earnings (losses)	3,436	288
Total Net Assets	1,383,396	653,338
Total Liabilities and Total Net Assets	$2,785,428	$1,264,056

Net Asset Value Per Share
Class I Shares:
Net assets	$1,347,108	$653,338
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	53,635,734.336	26,133,510.522
Net asset value per common share	$25.12	$25.00
Class S Shares:
Net assets	$36,288	$—
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	1,444,919.231	—
Net asset value per common share	$25.12	$—

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023(1)	2024	2023(1)
Investment income
Interest income	$59,090	$—	$144,781	$—
Payment-in-kind interest income	2,103	—	3,772	—
Fee income	150	—	351	—
Total investment income	61,343	—	148,904	—
Expenses
Interest and other debt financing expenses	19,423	—	47,310	—
Base management fee	3,968	—	9,124	—
Incentive fee	4,368	—	11,416	—
Professional fees	1,870	148	5,041	148
Administrative service fee	595	—	1,213	—
General and administrative expenses	102	1,109	322	1,109
Distribution and shareholder servicing fees
Class S	59	—	59	—
Total expenses	30,385	1,257	74,485	1,257
Expense support (Note 3)	—	(1,257)	(667)	(1,257)
Expense support recoupment (Note 3)	—	—	885	—
Net expenses	30,385	—	74,703	—
Net investment income - before tax	30,958	—	74,201	—
Excise and income tax	—	—	109	—
Net investment income - after tax	30,958	—	74,092	—
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(567)	—	(607)	—
Foreign currency transactions	(385)	—	(280)	—
Net realized gain (loss) on investment transactions	(952)	—	(887)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	131	—	6,649	—
Translation of assets and liabilities in foreign currencies	396	—	316	—
Net change in unrealized appreciation (depreciation) on investment transactions	527	—	6,965	—
Net gain (loss) on investment transactions	(425)	—	6,078	—
Net increase (decrease) in net assets resulting from operations	$30,533	$—	$80,170	$—
Per Common Share Data
Class I Shares:
Earnings available to shareholders	$29,949	$—	$79,586	$—
Basic and diluted weighted average common shares outstanding (Note 11)	49,746,544	—	38,574,063	—
Basic and diluted earnings per common share (Note 11)	$0.60	$—	$2.06	$—
Class S Shares:
Earnings available to shareholders	$584	$—	$584	$—
Basic and diluted weighted average common shares outstanding (Note 11)	1,098,972	—	1,098,972	—
Basic and diluted earnings per common share (Note 11)	$0.53	$—	$0.53	$—
(1) The Company commenced operations on June 30, 2023.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Beginning Balance	2,000.000	$—	$50,000	$—	$50,000
Issuance of common shares
Class I	26,010,927.600	260	650,013	—	650,273
Total increase (decrease) for the nine months ended June 30, 2023(1)	26,010,927.600	260	650,013	—	650,273
Balance at June 30, 2023	26,012,927.600	$260	$650,063	$—	$650,323
Balance at September 30, 2023	26,133,510.522	$261	$652,789	$288	$653,338
Issuance of common shares
Class I	26,744,896.442	268	671,248	—	671,516
Class S	1,435,503.893	14	36,120	—	36,134
Repurchase of common shares, net of early repurchase deduction
Class I	(27,300.000)	—	(670)	—	(670)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	74,092	74,092
Net realized gain (loss) on investment transactions	—	—	—	(887)	(887)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,965	6,965
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	784,627.372	8	19,685	—	19,693
Class S	9,415.338	—	237	—	237
Distributions from distributable earnings (losses)
Class I	—	—	—	(64,553)	(64,553)
Class S	—	—	—	(377)	(377)
Distributions declared and payable
Class I	—	—	—	(11,800)	(11,800)
Class S	—	—	—	(292)	(292)
Total increase (decrease) for the nine months ended June 30, 2024	28,947,143.045	290	726,620	3,148	730,058
Balance at June 30, 2024	55,080,653.567	$551	$1,379,409	$3,436	$1,383,396
Balance at March 31, 2024	41,822,979.970	$418	$1,045,851	$6,476	$1,052,745
Issuance of common shares
Class I	11,454,232.684	115	288,181	—	288,296
Class S	1,435,503.893	14	36,120	—	36,134
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	30,958	30,958
Net realized gain (loss) on investment transactions	—	—	—	(952)	(952)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	527	527
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	358,521.682	4	9,020	—	9,024
Class S	9,415.338	—	237	—	237
Distributions from distributable earnings (losses)
Class I	—	—	—	(21,104)	(21,104)
Class S	—	—	—	(377)	(377)
Distributions declared and payable
Class I	—	—	—	(11,800)	(11,800)
Class S	—	—	—	(292)	(292)
Total increase (decrease) for the three months ended June 30, 2024	13,257,673.597	133	333,558	(3,040)	330,651
Balance at June 30, 2024	55,080,653.567	$551	$1,379,409	$3,436	$1,383,396
(1) The Company commenced operations on June 30, 2023.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2024	2023(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$80,170	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,576	—
Amortization of deferred offering costs	1,190	—
Accretion of discounts and amortization of premiums on investments	(5,722)	—
Net realized (gain) loss on investments	607	—
Net realized (gain) loss on foreign currency transactions	280	—
Net change in unrealized (appreciation) depreciation on investments	(6,649)	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(316)	—
Net change in unrealized (appreciation) depreciation on interest rate swap	232	—
Proceeds from (fundings of) revolving loans, net	(2,173)	—
Purchases and fundings of investments	(1,593,533)	—
Proceeds from principal payments and sales of portfolio investments	282,827	—
Payment-in-kind interest capitalized	(3,275)	—
Changes in operating assets and liabilities:
Cash collateral held for interest rate swaps	(400)	—
Interest receivable	(10,648)	—
Receivable for investments sold	(109,848)	—
Other assets	(2,136)	—
Interest payable	8,519	—
Management and incentive fees payable	5,001	—
Payable for investments purchased	19,776	—
Accrued trustee fees	(1)
Accounts payable and other liabilities	714	3,410
Net cash provided by (used in) operating activities	(1,333,809)	3,410
Cash flows from financing activities
Borrowings on debt	1,518,872	—
Repayments of debt	(763,717)	—
Capitalized debt issuance costs	(8,330)	—
Deferred offering costs	(1,035)	(3,410)
Proceeds from issuance of common shares	707,650	650,273
Repurchased shares, net of early repurchase deduction paid	(670)	—
Distributions paid	(50,488)	—
Net cash provided by (used in) financing activities	1,402,282	646,863
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	68,473	650,273
Effect of foreign currency exchange rates	173	—
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	50,722	50
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$119,368	$650,323
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,983	$—
Distributions declared for the period	77,022	—
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with dividend reinvestment plan	$19,930	$—
Change in distributions payable	6,604	—
(1) The Company commenced operations on June 30, 2023.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2024	September 30, 2023
Cash and cash equivalents	$98,160	$35,045
Foreign currencies (cost of $123 and $1,166, respectively)	182	919
Restricted cash and cash equivalents	21,026	14,758
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$119,368	$50,722
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
AI Convoy US Borrower, LLC ^(8)(12)(19)	Senior secured	SF +	3.75%	(h)	9.12%				01/2027	$10,824	$10,825	0.8%	$10,839
Bleriot US Bidco Inc.^(8)(19)	Senior secured	SF +	3.25%	(g)	8.58%				10/2030	7,447	7,484	0.6	7,491
Dynasty Acquisition Co.^(18)(19)	Senior secured	SF +	3.50%	(f)	8.84%				08/2028	4,309	4,279	0.3	4,329
Dynasty Acquisition Co.^(8)(19)	Senior secured	SF +	3.50%	(f)	8.84%				08/2028	1,661	1,649	0.1	1,669
										24,241	24,237	1.8	24,328
Airlines
Accelya Lux Finco S.A.R.L.*(8)(12)(18)	One stop	SF +	7.00%	(g)	8.43%	cash/	4.00%	PIK	12/2026	1,538	1,485	0.1	1,492
Brown Group Holding, LLC ^(19)	Senior secured	SF +	3.00%	(f)(g)	8.34%				06/2029	2,977	2,981	0.2	2,980
KKR Apple Bidco, LLC^(19)	Senior secured	SF +	3.50%	(f)	8.84%				09/2028	2,970	2,976	0.2	2,981
										7,485	7,442	0.5	7,453
Auto Components
Collision SP Subco, LLC*	One stop	SF +	5.50%	(g)	10.83%				01/2030	9,598	9,420	0.7	9,599
Collision SP Subco, LLC^	One stop	SF +	5.50%	(h)	10.76%				01/2030	441	389	—	441
Collision SP Subco, LLC^	One stop	SF +	5.50%	(g)	10.83%				01/2030	236	207	—	236
OEConnection, LLC^	One stop	SF +	5.25%	(f)	10.59%				04/2031	40,954	40,555	2.9	40,544
OEConnection, LLC^(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(35)	—	(36)
OEConnection, LLC^(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(43)	—	(44)
RealTruck Group, Inc.^(8)(19)	Senior secured	SF +	3.50%	(f)	8.96%				01/2028	4,802	4,764	0.4	4,796
TI Automotive^(8)	Senior secured	SF +	3.25%	(f)	8.71%				12/2026	2,366	2,373	0.2	2,374
Wand NewCo 3, Inc.^(8)(19)	Senior secured	SF +	3.75%	(f)	9.09%				01/2031	5,000	5,012	0.4	5,039
										63,397	62,642	4.6	62,949
Automobiles
Denali Midco 2, LLC*^	One stop	SF +	6.00%	(f)	11.44%				12/2027	19,747	19,287	1.5	19,747
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(g)	10.58%				12/2029	607	596	—	607
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(g)	10.58%				12/2029	126	124	—	126
High Bar Brands Operating, LLC^(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(3)	—	—
High Bar Brands Operating, LLC^(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(2)	—	—
JHCC Holdings LLC*	One stop	SF +	5.25%	(g)	10.58%				09/2027	9,528	9,235	0.7	9,504
JHCC Holdings LLC^(5)	One stop	SF +	5.25%		N/A(6)				09/2027	—	(12)	—	(7)
Mavis Tire Express Services Topco, Corp.^(8)(19)	Senior secured	SF +	3.75%	(f)	9.09%				05/2028	5,970	5,980	0.4	5,991
Mister Car Wash Holdings, Inc.^(8)(19)	Senior secured	SF +	3.00%	(f)	8.34%				03/2031	7,500	7,527	0.6	7,531
National Express Wash Parent Holdco, LLC*^	One stop	SF +	5.50%	(h)	10.76%				07/2029	19,736	19,078	1.4	19,341
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(f)	10.09%				06/2031	1,813	1,797	0.1	1,799
Quick Quack Car Wash Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	(2)
Quick Quack Car Wash Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(6)	—	(6)
TWAS Holdings, LLC*^	One stop	SF +	6.75%	(f)	12.19%				12/2026	23,004	22,675	1.7	22,774
Yorkshire Parent, Inc.*	One stop	SF +	6.00%	(g)	11.33%				12/2029	12,944	12,826	0.9	12,944
Yorkshire Parent, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(59)	—	—
Yorkshire Parent, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(29)	—	—
										100,975	99,012	7.3	100,349
Banks
OSP Hamilton Purchaser, LLC*	One stop	SF +	5.50%	(g)	10.93%				12/2029	2,811	2,779	0.2	2,811
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(f)	10.44%				12/2029	458	428	—	458
OSP Hamilton Purchaser, LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(4)	—	—
										3,269	3,203	0.2	3,269
Beverages
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(f)	11.69%				07/2025	17,632	17,632	1.2	17,280
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(g)	10.58%	01/2031	$10,716	$10,629	0.8%	$10,716
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)	01/2031	—	(15)	—	—
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)	01/2031	—	(29)	—	—
							10,716	10,585	0.8	10,716
Chemicals
INEOS US Finance LLC and INEOS Finance PLC^(8)(19)	Senior secured	SF +	3.50%	(f)	8.94%	02/2030	838	838	0.1	834
INEOS US Finance LLC and INEOS Finance PLC^(8)(19)	Senior secured	SF +	3.75%	(f)	9.19%	11/2027	1,995	1,980	0.1	2,001
Inhance Technologies Holdings, LLC*(18)	One stop	SF +	6.00%	(g)	11.45%	12/2024	10,128	10,112	0.6	8,609
Inhance Technologies Holdings, LLC^(18)	One stop	SF +	6.00%	(g)	11.45%	12/2024	5,003	4,995	0.3	4,253
Innophos Holdings, Inc.^(8)(19)	Senior secured	SF +	3.75%	(f)	9.21%	02/2027	1,426	1,428	0.1	1,421
W.R. Grace & Co^(8)(19)	Senior secured	SF +	3.25%	(f)	8.59%	08/2028	5,010	5,008	0.4	5,038
Windsor Holdings III, LLC^(8)(19)	Senior secured	SF +	4.00%	(f)	9.34%	08/2030	5,970	5,984	0.4	6,016
							30,370	30,345	2.0	28,172
Commercial Services & Supplies
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(g)	11.33%	10/2029	15,024	14,757	1.1	15,024
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(g)	11.33%	10/2029	1,028	1,013	0.1	1,028
BradyIFS Holdings, LLC^(5)	One stop	SF +	6.00%		N/A(6)	10/2029	—	(25)	—	—
Encore Holdings, LLC*	One stop	SF +	5.25%	(g)	10.67%	11/2028	11,571	11,377	0.9	11,628
Encore Holdings, LLC^	One stop	SF +	5.25%	(g)	10.68%	11/2028	2,301	2,261	0.2	2,312
Encore Holdings, LLC^	One stop	SF +	5.00%	(f)(g)	10.34%	11/2028	8,905	8,724	0.6	8,905
FR Vision Holdings, Inc.*^	One stop	SF +	5.50%	(g)	10.83%	01/2031	18,424	18,252	1.3	18,424
FR Vision Holdings, Inc.^	One stop	SF +	5.50%	(g)	10.83%	01/2031	1,551	1,495	0.1	1,551
FR Vision Holdings, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	01/2030	—	(14)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(f)	11.59%	09/2030	1,824	1,791	0.1	1,842
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(4)	—	—
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	6.25%		N/A(6)	09/2030	—	(3)	—	—
PSC Parent, Inc.^	One stop	SF +	5.25%	(f)	10.58%	04/2031	1,454	1,440	0.1	1,439
PSC Parent, Inc.^	One stop	SF +	5.25%	(f)	10.58%	04/2030	33	30	—	30
PSC Parent, Inc.^(5)	One stop	SF +	5.25%		N/A(6)	04/2031	—	(2)	—	(2)
PSC Parent, Inc.^(5)	One stop	SF +	5.25%		N/A(6)	04/2031	—	(1)	—	(1)
Radwell Parent, LLC^	One stop	SF +	5.50%	(g)	10.83%	03/2029	1,069	631	0.1	1,069
Radwell Parent, LLC*	One stop	SF +	5.50%	(g)	10.83%	03/2029	15,798	15,798	1.1	15,798
							78,982	77,520	5.7	79,047
Construction & Engineering
Consor Intermediate II, LLC^	One stop	SF +	4.75%	(g)	10.08%	05/2031	1,209	1,203	0.1	1,203
Consor Intermediate II, LLC^(5)	One stop	SF +	4.75%		N/A(6)	05/2031	—	(5)	—	(5)
Consor Intermediate II, LLC^(5)	One stop	SF +	4.75%		N/A(6)	05/2031	—	(1)	—	(1)
Service Logic Acquisition, Inc.^	Senior secured	SF +	4.00%	(g)	9.59%	10/2027	3,979	3,988	0.3	3,999
							5,188	5,185	0.4	5,196
Construction Materials
U.S. Silica Company^(8)	Senior secured	SF +	4.00%	(f)	9.34%	03/2030	4,351	4,337	0.3	4,374

Consumer Finance
Ascensus Group Holdings^(19)	Senior secured	SF +	3.50%	(f)	8.96%	08/2028	8,650	8,667	0.6	8,668

Containers & Packaging
AmerCareRoyal LLC*(18)	Senior secured	SF +	6.50%	(f)	11.98%	11/2025	1,587	1,587	0.1	1,587
AOT Packaging Products Acquisitionco, LLC ^(19)	Senior secured	SF +	3.25%	(f)	8.71%	03/2028	3,143	3,110	0.2	3,142
Chase Intermediate*^	One stop	SF +	4.75%	(g)	10.23%	10/2028	14,760	14,520	1.1	14,761
Packaging Coordinators Midco, Inc.^(19)	Senior secured	SF +	3.25%	(g)	8.58%	11/2027	6,990	7,008	0.5	7,022
Pegasus BidCo^(8)(13)(19)	Senior secured	SF +	3.75%	(g)	9.07%	07/2029	6,450	6,468	0.5	6,496
Reynolds Group Holdings^(8)(19)	Senior secured	SF +	2.50%	(f)	7.84%	09/2028	3,465	3,470	0.3	3,473
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technimark, LLC^	Senior secured	SF +	3.50%	(f)	8.83%				04/2031	$5,863	$5,822	0.4%	$5,856
WP Deluxe Merger Sub^(19)	Senior secured	SF +	3.75%	(g)	9.35%				05/2028	5,454	5,428	0.4	5,483
										47,712	47,413	3.5	47,820
Diversified Consumer Services
Any Hour, LLC^	One stop	SF +	5.00%	(g)	10.33%				05/2030	30,667	30,215	2.2	30,207
Any Hour, LLC^	One stop	N/A			13.00%				05/2031	4,625	4,534	0.3	4,532
Any Hour, LLC^	One stop	SF +	5.00%	(g)	10.33%				05/2030	602	533	—	532
Any Hour, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(66)	—	(67)
Apex Service Partners, LLC^(18)	One stop	SF +	7.00%	(g)	10.33%	cash/	2.00%	PIK	10/2030	17,991	17,747	1.3	17,991
Apex Service Partners, LLC^(18)	One stop	SF +	7.00%	(g)	12.33%				10/2030	3,837	3,785	0.3	3,837
Apex Service Partners, LLC^	One stop	SF +	6.50%	(g)(h)	11.83%				10/2029	596	581	—	596
Certus Pest, Inc.^	One stop	SF +	7.00%	(g)	12.48%				02/2026	3,304	3,284	0.2	3,304
Certus Pest, Inc.*	One stop	SF +	7.00%	(g)	12.48%				02/2026	3,091	3,071	0.2	3,091
Certus Pest, Inc.*	One stop	SF +	7.00%	(g)	12.48%				02/2026	2,597	2,580	0.2	2,597
Certus Pest, Inc.*	One stop	SF +	7.00%	(g)	12.48%				02/2026	2,359	2,344	0.2	2,359
Certus Pest, Inc.*	One stop	SF +	7.00%	(g)	12.48%				02/2026	1,427	1,418	0.1	1,427
Certus Pest, Inc.*	One stop	SF +	7.00%	(g)	12.48%				02/2026	1,133	1,126	0.1	1,133
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(g)	10.33%				05/2030	898	890	0.1	890
CHVAC Services Investment, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(13)	—	(14)
CHVAC Services Investment, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(1)	—	(1)
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)	10.98%				07/2029	774	766	0.1	774
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)	10.98%				07/2029	187	180	—	187
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(g)	10.60%				06/2029	7,899	7,768	0.6	7,899
HS Spa Holdings, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(4)	—	—
Liminex, Inc.^	One stop	SF +	7.25%	(g)	12.73%				11/2026	10,679	10,567	0.8	10,679
Litera Bidco, LLC^	One stop	SF +	4.75%	(f)	10.09%				05/2028	28,655	28,516	2.1	28,512
Litera Bidco, LLC^	One stop	SF +	4.75%	(f)	10.09%				05/2028	2,615	2,585	0.2	2,553
Litera Bidco, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(9)	—	(10)
Litera Bidco, LLC^	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Project Alpha Intermediate Holdings, Inc.^(19)	Senior secured	SF +	4.25%	(g)	9.57%				10/2030	3,419	3,440	0.2	3,434
Provenance Buyer LLC*	One stop	SF +	5.00%	(f)	10.44%				06/2027	7,503	7,503	0.5	7,353
Provenance Buyer LLC*	One stop	SF +	5.00%	(f)	10.44%				06/2027	3,847	3,847	0.3	3,770
RW AM Holdco LLC*	One stop	SF +	5.25%	(g)	10.68%				04/2028	11,303	10,946	0.7	10,399
Virginia Green Acquisition, LLC*^	One stop	SF +	5.25%	(h)	10.51%				12/2030	15,103	14,964	1.1	15,104
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(h)	10.51%				12/2030	623	567	—	623
Virginia Green Acquisition, LLC^(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(22)	—	—
										165,734	163,642	11.8	163,691
Diversified Financial Services
Baker Tilly Advisory Group, LP^	One stop	SF +	5.00%	(f)	10.34%				06/2031	16,304	16,062	1.2	16,059
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(53)	—	(54)
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(24)	—	(49)
Finastra USA, Inc.^	One stop	SF +	7.25%	(h)	12.46%				09/2029	20,769	20,409	1.5	20,873
Finastra USA, Inc.^	One stop	SF +	7.25%	(f)	12.58%				09/2029	5	4	—	5
Higginbotham Insurance Agency, Inc.^	One stop	SF +	5.50%	(f)	10.94%				11/2028	6,477	6,437	0.5	6,477
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.75%	(f)	10.09%				11/2028	675	647	—	675
Howden Group Holdings Limited ^(8)(10)(19)	Senior secured	SF +	3.50%	(f)	8.84%				02/2031	10,075	10,063	0.7	10,109
Mariner Wealth Advisors, LLC^(19)	Senior secured	SF +	3.00%	(g)	8.33%				08/2028	7,822	7,776	0.6	7,835
Orion Advisor Solutions^(19)	Senior secured	SF +	3.75%	(g)	9.34%				09/2027	8,002	7,995	0.6	7,999
The Dun & Bradstreet Corporation^(8)(19)	Senior secured	SF +	2.75%	(f)	8.10%				01/2029	20	20	—	20
										70,149	69,336	5.1	69,949
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(f)	10.09%				12/2030	$511	$501	—%	$511
Power Grid Holdings, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(2)	—	—
										511	499	—	511
Food and Staples Retailing
Eagle Parent Corp.^(19)	Senior secured	SF +	4.25%	(g)	9.58%				04/2029	7,454	7,359	0.5	7,266

Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(g)	11.33%				10/2030	15,245	15,040	1.1	15,245
Blast Bidco Inc.^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(24)	—	—
Louisiana Fish Fry Products, Ltd.^	One stop	SF +	6.25%	(g)	11.73%				07/2027	8,827	8,426	0.6	8,738
MIC GLEN LLC^(19)	Senior secured	SF +	3.50%	(f)	8.96%				07/2028	4,933	4,939	0.4	4,940
										29,005	28,381	2.1	28,923
Healthcare Equipment & Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(f)	10.44%				08/2026	11,575	11,497	0.8	11,575
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(f)	10.44%				08/2026	3,733	3,708	0.3	3,734
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(f)	10.44%				08/2026	2,978	2,737	0.2	2,978
CCSL Holdings, LLC*^(8)	One stop	SF +	6.00%	(f)	11.34%				12/2028	11,756	11,569	0.9	11,756
CMI Parent Inc.*	Senior secured	SF +	4.75%	(f)	10.19%				08/2025	6,775	6,775	0.5	6,775
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(g)	10.85%				06/2031	40,960	40,555	2.9	40,550
HuFriedy Group Acquisition, LLC^(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(44)	—	(45)
HuFriedy Group Acquisition, LLC^(5)	One stop	SF +	5.50%		N/A(6)				06/2031	—	(88)	—	(89)
Precision Medicine Group, LLC^(19)	Senior secured	SF +	3.00%	(g)	8.43%				11/2027	5,077	5,056	0.4	5,073
TIDI Legacy Products, Inc.^	One stop	SF +	5.50%	(f)	10.84%				12/2029	1,654	1,643	0.1	1,654
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(3)	—	—
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
YI, LLC*	One stop	SF +	5.75%	(f)	11.08%				12/2029	6,174	6,063	0.4	6,174
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(21)	—	—
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(12)	—	—
										90,682	89,434	6.5	90,135
Healthcare Providers & Services
Agiliti Health, Inc.^(19)	Senior secured	SF +	3.00%	(g)	8.30%				05/2030	4,987	4,987	0.4	4,973
AHP Health Partners, Inc. ^(8)(19)	Senior secured	SF +	3.50%	(f)	8.96%				08/2028	5,296	5,318	0.4	5,317
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(g)	11.45%				03/2027	11,728	11,686	0.8	11,728
Bamboo US Bidco LLC^(18)	One stop	SF +	6.75%	(g)	8.70%	cash/	3.38%	PIK	09/2030	7,967	7,757	0.6	7,967
Bamboo US Bidco LLC^(8)(9)(18)	One stop	E +	6.75%	(b)	7.24%	cash/	3.38%	PIK	09/2030	5,310	5,105	0.4	5,310
Bamboo US Bidco LLC^(18)	One stop	SF +	6.75%	(g)	8.70%	cash/	3.38%	PIK	09/2030	234	217	—	234
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(44)	—	—
Cotiviti^(19)	Senior secured	SF +	3.25%	(f)	8.58%				05/2031	7,481	7,488	0.5	7,463
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.50%	(h)	10.81%				04/2031	23,296	22,842	1.7	22,830
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.50%	(e)	10.70%				04/2031	13,642	13,288	1.0	13,369
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(51)	—	(53)
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				10/2030	—	(90)	—	(92)
Mamba Purchaser, Inc.^(19)	Senior secured	SF +	3.25%	(f)	8.58%				10/2028	10,000	10,037	0.7	10,015
Midwest Veterinary Partners, LLC^(19)	Senior secured	SF +	3.75%	(f)	9.19%				04/2028	8,579	8,539	0.6	8,595
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(8)(9)(11)(18)	One stop	CA +	6.00%	(i)	9.03%	cash/	2.00%	PIK	05/2028	10,988	10,906	0.8	10,548
Pharmerica^(19)	Senior secured	SF +	3.25%	(f)	8.59%				02/2031	7,466	7,375	0.5	7,456
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	5.50%	(g)	10.85%				01/2026	19,733	19,733	1.4	19,535
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.85%				01/2026	17,381	17,209	1.2	17,208
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(f)	10.84%				01/2027	8,493	8,408	0.6	8,408
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.85%				01/2026	1,771	1,754	0.1	1,753
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.85%				01/2026	$1,098	$1,087	0.1%	$1,087
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.85%				01/2026	831	822	0.1	822
Pinnacle Treatment Centers, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				01/2026	—	(64)	—	(64)
Premise Health Holding Corp.^	One stop	SF +	5.50%	(h)	10.76%				03/2031	29,685	29,261	2.1	29,685
Premise Health Holding Corp.^(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(49)	—	—
										195,966	193,521	14.0	194,094
Healthcare Technology
Alegeus Technologies Holdings Corp.*^	Senior secured	SF +	8.25%	(g)	13.67%				09/2026	5,925	5,874	0.4	5,926
Amberfield Acquisition Co.^	One stop	SF +	5.00%	(g)	10.33%				05/2030	1,487	1,472	0.1	1,472
Amberfield Acquisition Co.^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(10)	—	(10)
Amberfield Acquisition Co.^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(1)	—	(1)
ESO Solution, Inc.^	One stop	SF +	7.00%	(g)	12.35%				05/2027	5,250	5,206	0.4	5,250
GHX Ultimate Parent Corporation^	Senior secured	SF +	4.00%	(g)	9.33%				06/2027	2,985	3,002	0.2	3,007
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.25%	(e)	10.45%				02/2031	12,259	12,060	0.9	12,259
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited^(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(192)	—	—
Mediware Information Systems, Inc.^(19)	Senior secured	SF +	3.25%	(f)	8.71%				03/2028	8,031	8,023	0.6	8,053
Mediware Information Systems, Inc.^(19)	Senior secured	SF +	3.50%	(f)	8.96%				03/2028	2,993	2,989	0.2	3,003
Neptune Holdings, Inc.^	One stop	SF +	5.75%	(h)	11.04%				09/2030	5,618	5,543	0.4	5,618
Neptune Holdings, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Netsmart, Inc. and Netsmart Technologies Inc.^(19)	Senior secured	SF +	3.75%	(f)	9.21%				10/2027	9,970	9,997	0.7	10,008
Qgenda Intermediate Holdings, LLC*^	One stop	SF +	4.75%	(g)	10.18%				06/2027	17,357	17,106	1.3	17,357
Qgenda Intermediate Holdings, LLC^	One stop	SF +	4.75%	(g)	10.18%				06/2027	2,961	2,918	0.2	2,961
Stratose Intermediate Holdings II, LLC^(19)	Senior secured	SF +	2.75%	(f)	8.09%				09/2029	19	19	—	19
Tebra Technologies, Inc.^(18)	One stop	SF +	8.00%	(g)	9.98%	cash/	3.50%	PIK	06/2025	10,721	10,733	0.8	10,801
										85,576	84,738	6.2	85,723
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	4.50%	(g)	9.95%				08/2025	9,899	9,794	0.7	9,800
Fertitta Entertainment, LLC^(19)	Senior secured	SF +	3.75%	(f)	9.08%				01/2029	3,870	3,864	0.3	3,879
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(g)	11.33%				11/2027	2,627	2,582	0.2	2,627
GFP Atlantic Holdco 2, LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(50)	—	—
Health Buyer, LLC*	Senior secured	SF +	5.25%	(g)	10.73%				04/2029	4,925	4,843	0.3	4,876
Health Buyer, LLC^(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(5)	—	—
Scientific Games Holdings LP^(19)	Senior secured	SF +	3.00%	(g)	8.30%				04/2029	4,962	4,952	0.4	4,958
SDC Holdco, LLC^	One stop	SF +	5.00%	(g)	10.33%				06/2031	41,351	41,145	3.0	41,145
SDC Holdco, LLC^(18)	Second lien	SF +	8.50%	(g)	13.83%	PIK			06/2032	5,730	5,687	0.4	5,687
SDC Holdco, LLC^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(18)	—	(18)
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(g)	10.23%				11/2025	22,920	22,919	1.7	22,920
Super REGO, LLC^(18)	Subordinated debt	N/A			15.00%	PIK			03/2030	52	51	—	51
Tropical Smoothie Cafe Holdings, LLC*^	One stop	SF +	5.00%	(g)	10.48%				09/2026	18,722	18,722	1.3	18,722
YE Brands Holding, LLC*	One stop	SF +	5.75%	(g)	11.18%				10/2027	6,348	6,297	0.5	6,348
YE Brands Holding, LLC^	One stop	SF +	5.75%	(g)	11.18%				10/2027	637	627	—	637
YE Brands Holding, LLC^	One stop	SF +	5.50%		N/A(6)				10/2027	—	—	—	—
										122,043	121,410	8.8	121,632
Household Products
WU Holdco, Inc.*	One stop	SF +	5.50%	(g)	10.98%				03/2027	4,023	3,895	0.3	4,023
WU Holdco, Inc.*	One stop	SF +	5.50%	(g)	10.98%				03/2027	2,053	1,988	0.1	2,053
										6,076	5,883	0.4	6,076
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(g)	10.18%				04/2026	6,742	6,657	0.5	6,608
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(g)	10.18%				04/2026	4,383	4,327	0.3	4,295
EAB Global, Inc. ^(19)	Senior secured	SF +	3.25%	(f)	8.59%				08/2028	7,327	7,319	0.5	7,329
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(f)	10.33%				06/2031	40,923	40,516	2.9	40,514
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Essential Services Holdings Corporation^(5)	One stop	SF +	5.00%		N/A(6)				06/2030	$—	$(50)	—%	$(50)
Essential Services Holdings Corporation^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(40)	—	(40)
Excelitas Technologies Corp.^(8)(9)	One stop	E +	5.25%	(b)	8.97%				08/2029	14,810	14,963	1.1	14,699
Excelitas Technologies Corp.^(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(19)	—	(20)
Madison IAQ LLC^(8)(19)	Senior secured	SF +	2.75%	(f)	8.09%				06/2028	4,931	4,931	0.4	4,942
										79,116	78,604	5.7	78,277
Insurance
Acrisure, LLC^(19)	Senior secured	SF +	3.00%	(g)	8.34%				02/2027	6,987	6,980	0.5	6,994
Acrisure, LLC^(19)	Senior secured	SF +	3.25%	(g)	8.59%				11/2030	2,977	2,948	0.2	2,977
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)	10.68%				07/2027	7,780	7,721	0.6	7,780
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)	10.68%				07/2027	3,533	3,506	0.3	3,533
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)(h)	10.68%				07/2027	3,118	3,095	0.2	3,118
AssuredPartners Capital, Inc.^(8)(19)	Senior secured	SF +	3.50%	(f)	8.84%				02/2031	8,977	9,021	0.6	9,011
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(g)	10.83%				03/2028	7,826	7,680	0.6	7,826
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(g)	10.85%				03/2028	5,262	5,262	0.4	5,262
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(g)	10.83%				03/2028	700	700	—	700
Ben Nevis Midco Limited^(5)(8)(10)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(60)	—	—
Captive Resources Midco, LLC^(18)	One stop	SF +	5.25%	(f)	10.59%				07/2029	8,482	8,482	0.6	8,482
Compass Investors, Inc. ^(19)	Senior secured	SF +	2.75%	(g)	8.08%				11/2029	4,960	4,968	0.4	4,966
Doxa Insurance Holdings LLC^	One stop	SF +	5.50%	(g)	10.84%				12/2030	10,756	10,656	0.8	10,810
Doxa Insurance Holdings LLC^	One stop	SF +	5.50%	(g)	10.84%				12/2030	8,134	8,039	0.6	8,185
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(21)	—	—
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.00%		N/A(6)				12/2030	—	(169)	—	(172)
Galway Borrower LLC*	One stop	SF +	5.25%	(g)	10.68%				09/2028	11,234	10,961	0.8	11,234
Gimlet Bidco GMBH^(8)(9)(10)	One stop	E +	5.75%	(b)	9.64%				04/2031	1,607	1,566	0.1	1,567
Gimlet Bidco GMBH^(8)(9)(10)	One stop	E +	5.75%	(b)	9.64%				04/2031	119	111	—	103
Hub International Limited^(8)(19)	Senior secured	SF +	3.25%	(f)(g)	8.57%				06/2030	10,684	10,712	0.8	10,720
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(f)(g)(h)	11.33%				07/2030	890	871	0.1	890
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(2)	—	—
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.00%	(g)	11.35%				08/2026	2,008	1,988	—	2,008
Integrity Marketing Acquisition, LLC^	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(g)	10.98%				12/2026	22,041	21,844	1.6	21,601
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(g)	10.99%				12/2026	196	193	—	191
Majesco*^	One stop	SF +	4.75%	(g)	10.08%				09/2028	45,082	45,028	3.3	45,082
Majesco^(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(4)	—	—
MRH Trowe Germany GMBH^(8)(9)(15)	One stop	E +	5.75%	(b)	9.96%				02/2029	2,083	1,956	0.1	2,083
Oakbridge Insurance Agency LLC^	One stop	SF +	5.50%	(f)	10.83%				11/2029	6,613	6,554	0.5	6,613
Oakbridge Insurance Agency LLC^(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(9)	—	—
Oakbridge Insurance Agency LLC^(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(29)	—	—
OneDigital Borrower, LLC^	Senior secured	SF +	4.25%	(f)	9.69%				11/2027	2,970	2,960	0.2	2,966
										185,019	183,507	13.3	184,530
IT Services
Acquia, Inc.^	One stop	SF +	7.00%	(g)	12.45%				10/2025	9,956	9,947	0.7	9,956
Delinea Inc.^	One stop	SF +	6.00%	(g)	11.48%				03/2028	33,086	32,776	2.4	33,086
Delinea Inc.*	One stop	SF +	5.75%	(g)	11.23%				03/2028	8,885	8,606	0.6	8,885
Delinea Inc.*	One stop	SF +	5.75%	(g)	11.23%				03/2028	4,858	4,705	0.3	4,858
E2open, LLC^(8)(19)	Senior secured	SF +	3.50%	(f)	8.96%				02/2028	2,985	2,995	0.2	3,001
GXS Group, Inc. ^(8)(11)(19)	Senior secured	SF +	2.25%	(f)	7.59%				01/2030	4	4	—	4
Netwrix Corporation*	One stop	SF +	5.00%	(g)	10.35%				06/2029	8,732	8,587	0.6	8,732
PDQ Intermediate, Inc.^(18)	Subordinated debt	N/A			13.75%	PIK			10/2031	55	54	—	55
ReliaQuest Holdings, LLC^(18)	One stop	SF +	6.75%	(g)	8.45%	cash/	3.63%	PIK	04/2031	39,649	39,455	2.9	39,451
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(17)	—	(17)
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(7)	—	(7)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Saturn Borrower Inc.*	One stop	SF +	6.50%	(g)	11.98%	09/2026	$8,253	$7,911	0.6%	$8,088
Saturn Borrower Inc.^	One stop	SF +	6.50%	(f)(g)	11.98%	09/2026	840	827	0.1	822
Transform Bidco Limited^(8)(10)	One stop	SF +	7.00%	(g)	12.31%	12/2030	7,818	7,708	0.6	7,818
Transform Bidco Limited^(5)(8)(10)	One stop	SF +	7.00%		N/A(6)	06/2030	—	(16)	—	—
UKG Inc.^(19)	Senior secured	SF +	3.25%	(f)	8.58%	02/2031	7,551	7,541	0.5	7,588
WPEngine, Inc.^	One stop	SF +	6.50%	(g)	11.82%	08/2029	953	936	0.1	953
WPEngine, Inc.^(5)	One stop	SF +	6.50%		N/A(6)	08/2029	—	(1)	—	—
							133,625	132,011	9.6	133,273
Leisure Products
Cast & Crew Payroll, LLC^(19)	Senior secured	SF +	3.75%	(f)	9.09%	12/2028	1,492	1,501	0.1	1,495
EP Purchaser, LLC^(19)	Senior secured	SF +	3.50%	(g)	9.10%	11/2028	4,965	4,936	0.4	4,973
Movement Holdings, LLC*^	One stop	SF +	5.25%	(f)	10.59%	03/2030	22,303	22,090	1.6	22,303
Movement Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(36)	—	—
Movement Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(142)	—	—
							28,760	28,349	2.1	28,771
Life Sciences Tools & Services
Graphpad Software, LLC^	One stop	SF +	4.75%	(g)	10.08%	06/2031	31,524	31,366	2.3	31,366
Graphpad Software, LLC^(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(15)	—	(15)
Graphpad Software, LLC^(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(39)	—	(39)
PAS Parent Inc.*^	One stop	SF +	5.25%	(f)	10.71%	12/2028	19,700	19,378	1.4	19,601
PAS Parent Inc.^(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(70)	—	(70)
							51,224	50,620	3.7	50,843
Machinery
Blackbird Purchaser, Inc.*^	One stop	SF +	5.50%	(f)(g)	10.83%	12/2030	18,178	18,011	1.3	18,178
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(f)(g)	10.84%	12/2030	1,078	1,045	0.1	1,078
Blackbird Purchaser, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(22)	—	—
Filtration Group Corp.^(19)	Senior secured	SF +	3.50%	(f)	8.96%	10/2028	4,859	4,862	0.4	4,889
Wireco Worldgroup Inc.^	Senior secured	SF +	3.75%	(g)	9.07%	11/2028	4,794	4,810	0.3	4,809
							28,909	28,706	2.1	28,954
Media
Lotus Topco, Inc.^	One stop	SF +	4.75%	(g)	10.08%	06/2030	1,706	1,693	0.1	1,693
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	06/2030	—	(3)	—	(3)
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	06/2030	—	(6)	—	(6)
Triple Lift, Inc.*	One stop	SF +	5.75%	(g)	11.24%	05/2028	8,794	8,515	0.6	8,442
Triple Lift, Inc.*	One stop	SF +	5.75%	(g)	11.24%	05/2028	2,580	2,498	0.2	2,476
							13,080	12,697	0.9	12,602
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(f)	10.84%	12/2029	12,073	11,908	0.9	12,073
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(13)	—	—
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(4)	—	—
Project Power Buyer, LLC*	One stop	SF +	7.00%	(g)	12.33%	05/2026	14,771	14,771	1.0	14,771
							26,844	26,662	1.9	26,844
Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(8)(12)	One stop	SF +	5.00%	(g)	10.33%	05/2029	19,749	19,257	1.4	19,749

Professional Services
Eliassen Group, LLC*	One stop	SF +	5.75%	(g)	11.08%	04/2028	4,868	4,868	0.4	4,819
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(g)	11.43%	09/2028	15,797	15,797	1.1	15,797
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(g)	11.43%	09/2028	4,056	4,056	0.3	4,056
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.25%	(g)	10.73%	11/2028	15,719	15,336	1.1	15,247
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(f)	11.19%	12/2025	9,872	9,755	0.7	9,872
PGA Holdings, Inc.^(19)	Senior secured	SF +	3.50%	(f)	8.84%	04/2031	7,000	7,000	0.5	7,004
							57,312	56,812	4.1	56,795
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
RealPage, Inc.^(19)	Senior secured	SF +	3.00%	(f)	8.46%				04/2028	$4,974	$4,958	0.4%	$4,844

Road & Rail
Kenan Advantage Group, Inc.^(18)(19)	Senior secured	SF +	3.75%	(f)	9.09%				01/2029	9,960	9,969	0.7	10,022

Software
Anaplan, Inc.^	One stop	SF +	5.75%	(g)	11.08%				06/2029	10,000	9,917	0.7	10,000
Appfire Technologies, LLC*	One stop	SF +	4.75%	(g)	10.08%				03/2027	10,208	10,046	0.7	10,157
Appfire Technologies, LLC^(5)	One stop	SF +	4.75%		N/A(6)				03/2028	—	(112)	—	(113)
Apttus Corporation^	Senior secured	SF +	4.00%	(f)	9.46%				05/2028	9,957	9,951	0.7	9,969
AQA Acquisition Holding, Inc. ^(19)	Senior secured	SF +	4.25%	(g)	9.84%				03/2028	6,741	6,737	0.5	6,767
Artifact Bidco, Inc.^	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Avetta, LLC^	One stop	SF +	5.75%	(g)	11.10%				10/2030	12,223	11,975	0.9	12,223
Avetta, LLC^(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(23)	—	—
Axiom Merger Sub Inc.^(8)(9)	One stop	E +	5.50%	(b)(c)	9.35%				04/2026	5,785	5,893	0.4	5,756
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(g)	9.98%				04/2027	3,000	3,000	0.2	3,000
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.50%	(f)	11.84%				03/2031	11,226	11,017	0.8	10,963
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.50%	(f)	11.84%				03/2031	7,718	7,607	0.6	7,602
Azurite Intermediate Holdings, Inc.^(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(41)	—	(42)
Baxter Planning Systems, LLC^(18)	One stop	SF +	6.25%	(g)	8.20%	cash/	3.38%	PIK	05/2031	11,554	11,469	0.8	11,467
Baxter Planning Systems, LLC^(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(15)	—	(16)
Baxter Planning Systems, LLC^(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(18)	—	(18)
Bloomerang, LLC^	One stop	SF +	6.00%	(g)	11.33%				12/2029	10,189	10,096	0.7	10,189
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(21)	—	—
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(28)	—	—
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(f)	10.59%				05/2029	4,937	4,814	0.4	4,888
Bullhorn, Inc.*	One stop	SF +	5.00%	(f)	10.34%				10/2029	3,959	3,922	0.3	3,939
Bullhorn, Inc.*	One stop	SF +	5.00%	(f)	10.34%				10/2029	3,959	3,922	0.3	3,939
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	6.25%	(e)	11.45%				08/2030	4,531	4,478	0.3	4,531
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	6.25%	(e)	11.45%				08/2030	642	602	0.1	642
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	6.00%	(d)	10.35%				08/2030	296	282	—	296
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
ConnectWise, LLC^(19)	Senior secured	SF +	3.50%	(g)	9.10%				10/2028	9,991	9,959	0.7	9,936
Cornerstone OnDemand, Inc.^(8)(19)	Senior secured	SF +	3.75%	(f)	9.21%				10/2028	9,533	9,317	0.7	9,025
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(g)	12.08%				11/2030	24,193	23,864	1.7	24,193
Crewline Buyer, Inc.^(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(35)	—	—
Daxko Acquisition Corporation*	One stop	SF +	5.50%	(f)	10.94%				10/2028	11,725	11,344	0.8	11,607
Dcert Buyer, Inc.^(19)	Senior secured	SF +	4.00%	(f)	9.34%				10/2026	2,969	2,972	0.2	2,900
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.50%	(b)	9.22%				08/2030	3,731	3,640	0.3	3,731
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(e)	10.95%				08/2030	2,194	2,146	0.2	2,205
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.75%	(b)	9.47%				08/2030	754	732	0.1	758
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.75%	(b)	9.47%				08/2030	539	535	—	541
Denali Bidco Limited^(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(38)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
EverCommerce Solutions, Inc.^(8)	Senior secured	SF +	3.00%	(f)	8.46%				07/2028	$5,870	$5,881	0.4%	$5,889
Evergreen IX Borrower 2023, LLC^	One stop	SF +	6.00%	(g)	11.33%				09/2030	11,825	11,561	0.9	11,825
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(29)	—	—
Hornet Security Holding GMBH^(8)(9)(15)	One stop	E +	6.50%	(c)	10.39%				02/2031	14,236	14,178	1.0	14,058
Hornet Security Holding GMBH^(8)(9)(15)	One stop	E +	6.50%	(c)	10.43%				02/2031	9,491	9,452	0.7	9,372
Hornet Security Holding GMBH^(5)(8)(9)(15)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	(15)
Hornet Security Holding GMBH^(5)(8)(9)(15)	One stop	E +	6.50%		N/A(6)				02/2031	—	(57)	—	(59)
Hyland Software, Inc.^	One stop	SF +	6.00%	(f)	11.34%				09/2030	28,545	28,165	2.1	28,545
Hyland Software, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.^	One stop	SF +	6.50%	(g)	11.83%				01/2030	22,333	21,919	1.6	22,333
Icefall Parent, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(39)	—	—
Juvare, LLC*	One stop	SF +	6.25%	(g)	11.75%				10/2026	5,568	5,374	0.4	5,513
Kaseya Inc.*(18)	One stop	SF +	5.50%	(g)	10.83%				06/2029	8,171	8,037	0.6	8,171
LeadsOnline, LLC^	One stop	SF +	4.75%	(g)	10.15%				02/2028	4,429	4,328	0.3	4,429
LeadsOnline, LLC^	One stop	SF +	4.75%	(g)	10.18%				02/2028	2,259	2,248	0.2	2,259
LeadsOnline, LLC^	One stop	SF +	4.75%	(g)	10.15%				02/2028	781	764	0.1	782
LeadsOnline, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Matrix42 Holding GMBH^(8)(9)(12)	One stop	E +	6.25%	(b)	10.17%				01/2030	175	175	—	175
Modena Buyer, LLC^(19)	Senior secured	SF +	4.50%	(f)	9.88%				04/2031	5,000	4,919	0.4	4,887
Motus Group, LLC^	Senior secured	SF +	3.75%	(g)	9.18%				12/2028	2,992	3,007	0.2	2,996
Navex TopCo, Inc.*^	One stop	SF +	5.50%	(f)	10.83%				11/2030	23,102	22,683	1.7	23,103
Navex TopCo, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(36)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(5)(8)(9)(13)	One stop	E +	5.75%		N/A(6)				11/2029	—	(116)	—	(116)
Panzura, LLC^(18)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	56	52	—	50
Personify, Inc.*	One stop	SF +	5.25%	(g)	10.73%				09/2025	7,499	7,482	0.5	7,499
Pineapple German Bidco GMBH^(8)(9)(15)(18)	One stop	E +	7.00%	(a)	10.65%	PIK			01/2031	18,542	18,466	1.3	18,310
Pineapple German Bidco GMBH^(8)(9)(15)	One stop	E +	7.00%	(a)	10.65%				01/2031	1,267	1,263	0.1	1,251
Pineapple German Bidco GMBH^(5)(8)(9)(15)	One stop	E +	7.00%		N/A(6)				01/2031	—	(86)	—	(91)
Planview Parent, Inc.^(19)	Senior secured	SF +	3.75%	(g)	9.08%				12/2027	10,208	10,240	0.7	10,212
Pluralsight, LLC^(7)	One stop	SF +	8.00%	(g)	13.46%				04/2027	10,000	10,000	0.4	5,000
Proofpoint, Inc.^(19)	Senior secured	SF +	3.00%	(f)	8.34%				08/2028	8,159	8,161	0.6	8,175
QAD, Inc.*	One stop	SF +	5.25%	(f)	10.59%				11/2027	9,874	9,874	0.7	9,874
S2P Acquisition Borrower, Inc.^(19)	Senior secured	SF +	4.00%	(f)	9.44%				08/2026	4,347	4,353	0.3	4,359
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(f)	11.33%				08/2029	10,000	9,916	0.7	10,000
Sapphire Bidco Oy^(8)(9)(14)	One stop	E +	5.50%	(b)	9.41%				07/2029	13,927	14,068	1.0	13,927
Telesoft Holdings LLC*	One stop	SF +	5.75%	(f)	11.19%				12/2026	5,702	5,637	0.4	5,702
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(f)	10.58%				05/2031	44,877	44,490	3.2	44,540
Togetherwork Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(55)	—	(56)
Togetherwork Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(39)	—	(40)
Vantage Bidco GMBH^(8)(9)(15)(18)	One stop	E +	6.25%	(b)	9.97%				04/2031	19,679	19,313	1.4	19,433
Vantage Bidco GMBH^(5)(8)(9)(15)	One stop	E +	6.25%		N/A(6)				10/2030	—	(49)	—	(43)
Workforce Software, LLC^(18)	One stop	SF +	7.25%	(g)	9.75%	cash/	3.00%	PIK	07/2025	9,356	9,262	0.7	9,356
Zendesk, Inc.^(18)	One stop	SF +	6.25%	(g)	11.60%				11/2028	10,260	10,260	0.7	10,261
										511,084	504,926	36.4	502,900
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ashco, LLC^(19)	Senior secured	SF +	3.75%	(f)	9.21%				03/2028	$10,943	$10,963	0.8%	$10,947
Ave Holdings III, Corp*^	One stop	SF +	5.25%	(g)	10.73%				02/2028	13,621	13,301	1.0	13,621
Biscuit Parent, LLC^	One stop	SF +	4.75%	(g)	10.08%				02/2031	18,367	18,236	1.3	18,367
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(40)	—	—
Cavender Stores L.P.*^	Senior secured	SF +	5.00%	(g)	10.33%				10/2029	24,254	24,042	1.8	24,254
CVP Holdco, Inc.^	One stop	SF +	5.00%	(g)	10.33%				06/2031	32,806	32,479	2.3	32,478
CVP Holdco, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(35)	—	(35)
CVP Holdco, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(43)	—	(44)
PetVet Care Centers LLC*	One stop	SF +	6.00%	(f)	11.34%				11/2030	9,356	9,186	0.7	9,075
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(25)	—	(42)
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(11)	—	—
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(g)	11.10%				08/2029	5,000	4,916	0.4	4,950
Radiance Borrower, LLC^(18)	One stop	SF +	5.75%	(f)	8.34%	cash/	2.75%	PIK	06/2031	40,567	40,263	2.9	40,262
Radiance Borrower, LLC^(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(33)	—	(33)
Southern Veterinary Partners, LLC^(19)	Senior secured	SF +	3.75%	(f)	9.09%				10/2027	5,762	5,732	0.4	5,781
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(f)	10.96%				04/2028	24,436	24,050	1.7	23,459
										185,112	182,981	13.3	183,040
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(g)	11.73%				06/2028	11,640	11,175	0.8	10,854
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(g)	11.73%				06/2028	4,937	4,739	0.3	4,603
										16,577	15,914	1.1	15,457

Total debt investments										2,527,509	2,498,396	181.0	2,504,522

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(16)(17)
Automobiles
Quick Quack Car Wash Holdings, LLC^	LP units	N/A	N/A		N/A	417	$417	—%	$417
Quick Quack Car Wash Holdings, LLC^	LLC units	N/A	N/A		N/A	83	83	—	83
Yorkshire Parent, Inc.^	LP units	N/A	N/A		N/A	—	94	—	94
							594	—	594
Commercial Services and Supplies
FR Vision Holdings, Inc.^	LP units	N/A	N/A		N/A	—	109	—	114

Diversified Consumer Services
CHVAC Services Investment, LLC^	Common stock	N/A	N/A		N/A	162	408	—	408
Virginia Green Acquisition, LLC^	LP units	N/A	N/A		N/A	73	73	—	78
							481	—	486
Healthcare Technology
Amberfield Acquisition Co.^	LLC units	N/A	N/A		N/A	450	450	0.1	450

Insurance
Oakbridge Insurance Agency LLC^	LP units	N/A	N/A		N/A	4	70	—	74

Leisure Products
Movement Holdings, LLC^	LLC units	N/A	N/A		N/A	—	661	0.1	661

Software
Denali Bidco Limited^(8)(10)	LP interest	N/A	N/A		N/A	75	98	—	121
Panzura, LLC^	LLC units	N/A	N/A		N/A	1	4	—	1
							102	—	122

Total equity investments							2,467	0.2	2,501

Total investments							2,500,863	181.2	2,507,023

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.1%	(20)			30,552	2.2	30,552
Total money market funds							30,552	2.2	30,552

Total investments and money market funds							$2,531,415	183.4%	$2,537,575

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or ‘‘SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2024, as the loan may have priced or repriced based on an index rate prior to June 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.63% as of June 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.71% as of June 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.68% as of June 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.50% as of June 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.20% as of June 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.34% as of June 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.32% as of June 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.25% as of June 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA which was 4.68% as of June 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2024.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of June 30, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2024, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, total non-qualifying assets at fair value represented 13.9% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Canada.
(12)The headquarters of this portfolio company is located in Luxembourg.
(13)The headquarters of this portfolio company is located in the Netherlands.
(14)The headquarters of this portfolio company is located in Finland.
(15)The headquarters of this portfolio company is located in Germany.
(16)Equity investments are non-income producing securities, unless otherwise noted.
(17)Ownership of certain equity investments occurs through a holding company or partnership.
(18)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2024.
(19)The fair value of this investment was valued using Level 2 inputs. See Note 6. Fair Value Measurements.
(20)The rate shown is the annualized seven-day yield as of June 30, 2024.

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
Aerospace & Defense
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
Commercial Services & Supplies
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
Containers & Packaging
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
Food & Staples Retailing
Eagle Parent Corp.^(17)	Senior secured	SF +	4.25%	(j)	9.64%				04/2029	3,491	3,437	0.5	3,402

Food Products
Louisiana Fish Fry Products, Ltd.*	One stop	SF +	6.25%	(j)	11.79%				07/2027	8,895	8,394	1.3	8,628

Healthcare Equipment & Supplies
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
Healthcare Providers & Services
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
Hotels, Restaurants & Leisure
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
Oil, Gas & Consumable Fuels
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
Road & Rail
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
Trading Companies & Distributors
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

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Bankers Acceptance Rate (“CDOR” or “C”), Australian Interbank Rate (“AUD” or “A”), Sterling Overnight Index Average (“SONIA” or ‘‘SN”) or the London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan may have priced or repriced based on an index rate prior to September 30, 2023.
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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. Fair Value Measurements.
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
(17)The fair value of this investment was valued using Level 2 inputs. See Note 6. Fair Value Measurements.
(18)The rate shown is the annualized seven-day yield as of September 30, 2023.

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital Private Credit Fund (“GCRED” or the “Company”), is a Delaware statutory trust formed on May 13, 2022. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on June 30, 2023. The Company’s fiscal year end is September 30.

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle-market and upper middle-market in the form of one stop and other senior secured loans. The Company may selectively invest in second lien and subordinated loans (including loans that rank senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) of private companies. The Company may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and the Company’s portfolio may, but will not necessarily, initially be comprised of a greater percentage of such instruments than it will as the Company’s investment program matures, though the exact allocation may vary from time to time depending on market conditions and available investment opportunities. The Company’s portfolio may also include equity interests such as preferred equity, debt investments accompanied by equity-related securities (including warrants) and, to a limited extent, common equity investments, which generally would be obtained as part of providing a broader financing solution. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors, LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, which is currently Golub Capital LLC (the “Administrator”).

The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “SEC”). The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S common shares (“Class S Shares”), Class D common shares (“Class D Shares”) and Class I common shares (“Class I Shares” and, together with Class S Shares and Class D Shares, the “Common Shares”) with, among others, different ongoing shareholder servicing and/or distribution fees (the “Public Offering”).

Beginning in April 2023, the Company commenced a separate private offering (the “Private Offering”) of Class F common shares (the “Class F Shares”) to certain accredited investors (the “Private Offering Investors”). On June 14, 2023, the Company completed the Private Offering and entered into subscription agreements with the Private Offering Investors for total commitments of $650.3 million to purchase the Company’s Class F Shares. The offer and sale of these Class F Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder. Following the completion of the Private Offering, the Company’s Class F Shares were reclassified as Class I Shares (the “Reclassification”). On June 30, 2023, the Company received the Private Offering subscription proceeds and issued 26,010,927.600 shares of the Company’s Class F Shares (reclassified as Class I Shares) at a purchase price of $25.00 per share.

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of trustees (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6. Fair Value Measurements.

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

Derivative instruments: The Company follows the guidance in ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.

Interest rate swaps: The Company designated interest rate swaps as the hedging instrument in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swaps is included as a component of “Other assets” on the Company’s Consolidated Statements of Financial Condition. Refer to Note 5 for more information regarding the interest rate swaps.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2024, interest income included $1,959 and $5,722, respectively, of accretion of discounts. For the three and nine months ended June 30, 2023(1), interest income did not include any accretion of discounts. For the three and nine months ended June 30, 2024, the Company received loan origination fees of $7,962 and $18,299, respectively. For the three and nine months ended June 30, 2023(1), the Company did not receive any loan origination fees.

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2024, investment income included $2,103 and $3,772, respectively, of PIK interest and the Company capitalized PIK interest of $1,391 and $3,275, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2023(1), investment income did not include any PIK interest and the Company did not capitalize any PIK interest into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended June 30, 2024, fee income did not include any non-recurring prepayment premiums. For the nine months ended June 30, 2024, fee income included $21 of non-recurring prepayment premiums. For the three and nine months ended June 30, 2023(1), fee income did not include any non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $42,448 and $128,762, respectively. For the three and nine months ended June 30, 2023(1), the Company did not receive any interest and fee income in cash.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company may have certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2024 and 2023(1), the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments and did not receive any cash payments of accrued and capitalized preferred dividends.

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

For the three and nine months ended June 30, 2024 and 2023(1), the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

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

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $5,000 as of June 30, 2024. As of September 30, 2023, the Company had no portfolio company investments on non-accrual status.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its shareholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2024, the Company did not record any U.S. federal excise tax. For the nine months ended June 30, 2024, $109 was recorded for U.S. federal excise tax. For the three and nine months ended June 30, 2023(1), the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2024. The Company’s tax returns for the 2023 tax year remain subject to examination by U.S. federal and most state tax authorities.

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2024, the Company recorded an amount less than $1 for U.S. income tax. For the three and nine months ended June 30, 2023(1), the Company did not record any U.S. income tax.

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

(1) The Company commenced operations on June 30, 2023.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $12,944 and $6,190, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2024 was $708 and $1,576, respectively. There was no amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2023(1).

Deferred offering costs: Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three and nine months ended June 30, 2024, the Company amortized $458 and $1,190, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2023(1), there was no amortization of deferred offering costs.

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

The base management fee incurred for the three and nine months ended June 30, 2024 was $3,968 and $9,124, respectively. There was no base management fee incurred for the three and nine months ended June 30, 2023(1).

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

(1) The Company commenced operations on June 30, 2023.

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

For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $4,423 and $10,723, respectively. For the three and nine months ended June 30, 2023(1), there was no Income Incentive Fee incurred.

(ii)     Capital gains based incentive fee (the “Capital Gain Incentive Fee”)

The second component of the incentive fee, the Capital Gain Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals:

(1) The Company commenced operations on June 30, 2023.

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

For the three and nine months ended June 30, 2024 and 2023(1), the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the three months ended June 30, 2024, the Company recorded a reversal of the capital gain incentive fee under GAAP of $55. For the nine months ended June 30, 2024, the Company recorded an accrual of the capital gain incentive fee under GAAP of $693. For both the three and nine months ended June 30, 2023(1), the Company recorded no accrual of the capital gain incentive fee under GAAP. As of June 30, 2024, there was $693 of cumulative accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no cumulative accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $596 and $212, as of June 30, 2024 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

(1) The Company commenced operations on June 30, 2023.

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

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $35 engagement fee payable upon the effective date of the Public Offering, a $250 fixed managing dealer fee that is payable for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne indirectly by all shareholders of the Company. For the three and nine months ended June 30, 2024, the Company incurred $50 and $150, respectively, of fees paid to the Managing Dealer. For the three and nine months ended June 30, 2023(1), the Company did not incur any fees paid to the Managing Dealer.

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

Shareholder Servicing and/or Distribution Fee Rate as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	N/A

(1) The Company commenced operations on June 30, 2023.

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

For both the three and nine months ended June 30, 2024, the Company incurred distribution and/or shareholder servicing fees of $59, which were attributable to Class S Shares. For the three and nine months ended June 30, 2023(1), the Company did not incur any distribution and/or shareholder servicing fees.

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

The following table presents a summary of Expense Support Payments and the related Reimbursement Payments for each of the three month periods since the Company’s commencement of operations:

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the Quarter Ended	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser	Unreimbursed Expense Support Payments
June 30, 2023	$1,257	$885	$372
September 30, 2023	—	—	—
December 31, 2023	667	—	667
March 31, 2024	—	—	—
June 30, 2024	—	—	—
Total	$1,924	$885	$1,039

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $3,850 and $4,080, respectively. There were no expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023(1). As of June 30, 2024 and September 30, 2023, $2,908 and $3,639, respectively (which includes $1,039 and $1,257, respectively, of unreimbursed Expense Support Payments), of reimbursable expenses were paid by the Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2024, permits the Company to borrow a maximum of $300,000 and expires on July 3, 2026. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of June 30, 2024 and September 30, 2023 consisted of the following:

	As of June 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$493,005	$491,992	$492,657	$218,131	$216,997	$216,911
One stop	2,028,667	2,000,612	2,006,072	977,668	962,485	961,628
Second lien	5,730	5,687	5,687	—	—	—
Subordinated debt	107	105	106	—	—	—
Equity	N/A	2,467	2,501	N/A	94	94
Total	$2,527,509	$2,500,863	$2,507,023	$1,195,799	$1,179,576	$1,178,633

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

	As of June 30, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$409,162	16.4%	$187,087	15.9%
Midwest	479,954	19.2	207,317	17.6
Northeast	183,324	7.3	71,548	6.1
Southeast	436,874	17.5	302,001	25.6
Southwest	296,920	11.9	165,797	14.0
West	473,775	18.9	182,125	15.4
United Kingdom	93,346	3.7	10,468	0.9
Luxembourg	31,742	1.3	23,228	2.0
Canada	10,910	0.4	12,451	1.0
Netherlands	6,352	0.2	3,503	0.3
Finland	14,068	0.6	14,051	1.2
Germany	64,436	2.6	—	—
Total	$2,500,863	100.0%	$1,179,576	100.0%
Fair Value:
United States
Mid-Atlantic	$410,746	16.4%	$187,197	15.9%
Midwest	482,198	19.2	207,780	17.6
Northeast	184,271	7.4	70,836	6.0
Southeast	438,100	17.5	301,703	25.6
Southwest	297,151	11.8	165,791	14.0
West	472,621	18.8	182,532	15.5
United Kingdom	94,523	3.8	10,212	0.9
Luxembourg	32,255	1.3	23,192	2.0
Canada	10,552	0.4	12,145	1.0
Netherlands	6,380	0.2	3,498	0.3
Finland	13,927	0.6	13,747	1.2
Germany	64,299	2.6	—	—
Total	$2,507,023	100.0%	$1,178,633	100.0%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2024 and September 30, 2023 were as follows:

	As of June 30, 2024		As of September 30, 2023
Amortized Cost:
Aerospace & Defense	$24,237	1.0%	$9,727	0.8%
Airlines	7,442	0.3	7,414	0.6
Auto Components	62,642	2.5	24,197	2.1
Automobiles	99,606	4.0	70,428	6.0
Banks	3,203	0.1	—	—
Beverages	17,632	0.7	17,770	1.5
Capital Markets	10,585	0.4	—	—
Chemicals	30,345	1.2	18,391	1.6
Commercial Services & Supplies	77,629	3.1	18,976	1.6
Construction & Engineering	5,185	0.2	4,002	0.3
Construction Materials	4,337	0.2	2,901	0.2
Consumer Finance	8,667	0.3	—	—
Containers & Packaging	47,413	1.9	35,698	3.0
Diversified Consumer Services	164,123	6.6	58,934	5.0
Diversified Financial Services	69,336	2.8	33,485	2.8
Electrical Equipment	499	0.0 *	—	—
Food & Staples Retailing	7,359	0.3	3,437	0.3
Food Products	28,381	1.1	8,394	0.7
Healthcare Equipment & Supplies	89,434	3.6	37,337	3.2
Healthcare Providers & Services	193,521	7.8	69,336	5.9
Healthcare Technology	85,188	3.4	53,806	4.6
Hotels, Restaurants & Leisure	121,410	4.9	69,983	5.9
Household Products	5,883	0.2	5,845	0.5
Industrial Conglomerates	78,604	3.1	29,218	2.5
Insurance	183,577	7.3	90,988	7.7
IT Services	132,011	5.3	49,823	4.2
Leisure Products	29,010	1.2	5,944	0.5
Life Sciences Tools & Services	50,620	2.0	19,470	1.7
Machinery	28,706	1.1	5,872	0.5
Media	12,697	0.5	11,027	0.9
Oil, Gas & Consumable Fuels	26,662	1.1	35,306	3.0
Pharmaceuticals	19,257	0.8	19,328	1.6
Professional Services	56,812	2.3	52,998	4.5
Real Estate Management & Development	4,958	0.2	—	—
Road & Rail	9,969	0.4	2,996	0.3
Software	505,028	20.2	239,257	20.3
Specialty Retail	182,981	7.3	51,376	4.4
Trading Companies & Distributors	15,914	0.6	15,912	1.3
Total	$2,500,863	100.0%	$1,179,576	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2024		As of September 30, 2023
Fair Value:
Aerospace & Defense	$24,328	1.0%	$9,732	0.8%
Airlines	7,453	0.3	7,399	0.6
Auto Components	62,949	2.5	24,633	2.1
Automobiles	100,943	4.0	70,998	6.0
Banks	3,269	0.1	—	—
Beverages	17,280	0.7	17,414	1.5
Capital Markets	10,716	0.4	—	—
Chemicals	28,172	1.1	18,005	1.5
Commercial Services & Supplies	79,161	3.2	18,987	1.6
Construction & Engineering	5,196	0.2	3,999	0.3
Construction Materials	4,374	0.2	2,921	0.2
Consumer Finance	8,668	0.3	—	—
Containers & Packaging	47,820	1.9	35,682	3.0
Diversified Consumer Services	164,177	6.5	59,230	5.0
Diversified Financial Services	69,949	2.8	33,520	2.8
Electrical Equipment	511	0.0 *	—	—
Food & Staples Retailing	7,266	0.3	3,402	0.3
Food Products	28,923	1.2	8,628	0.7
Healthcare Equipment & Supplies	90,135	3.6	37,451	3.2
Healthcare Providers & Services	194,094	7.7	69,045	5.9
Healthcare Technology	86,173	3.4	53,800	4.6
Hotels, Restaurants & Leisure	121,632	4.9	69,989	6.0
Household Products	6,076	0.2	5,939	0.5
Industrial Conglomerates	78,277	3.1	28,726	2.5
Insurance	184,604	7.4	90,944	7.7
IT Services	133,273	5.3	50,300	4.3
Leisure Products	29,432	1.2	5,950	0.5
Life Sciences Tools & Services	50,843	2.0	19,452	1.7
Machinery	28,954	1.2	5,859	0.5
Media	12,602	0.5	11,003	0.9
Oil, Gas & Consumable Fuels	26,844	1.1	35,294	3.0
Pharmaceuticals	19,749	0.8	19,303	1.6
Professional Services	56,795	2.3	52,912	4.5
Real Estate Management & Development	4,844	0.2	—	—
Road & Rail	10,022	0.4	2,989	0.3
Software	503,022	20.1	238,548	20.3
Specialty Retail	183,040	7.3	50,877	4.3
Trading Companies & Distributors	15,457	0.6	15,702	1.3
Total	$2,507,023	100.0%	$1,178,633	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its interest rate risk exposures.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”) and SMBC Capital Markets, Inc. (“SMBC” and, together with Macquarie, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over-the-counter (“OTC”) derivatives, including interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreements with each of the Counterparties permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as cash collateral held for interest rate swaps or cash collateral received for interest rate swaps. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

Interest Rate Swaps

On May 8, 2024, in connection with the 2027 Notes (as defined in Note 7), the Company entered into interest rate swap agreements to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.12% and pays a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225,000 of the Tranche A Notes (as defined in Note 7) and (ii) receives a fixed interest rate of 7.12% and pays a floating interest rate of three-month Term SOFR plus 2.644% on the second $75,000 of the Tranche A Notes. The interest rate swap agreements were effective as of May 22, 2024. The Company designated these interest rate swaps and the 2027 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2027 Notes.

As of June 30, 2024, the counterparties to the Company’s interest rate swap agreements were SMBC and Macquarie. The notional amount of the interest rate swap with SMBC as counterparty is $225,000 and terminates on September 18, 2027. The notional amount of the interest rate swap with Macquarie as counterparty is $75,000 and terminates on September 18, 2027.

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net loss related to the fair value hedge was $232 for both the three and nine months ended June 30, 2024, which is included in “Interest and other debt financing expenses” on the Company’s Consolidated Statements of Operations. The Statement of Financial Condition impact of fair valuing the interest rate swaps as of June 30, 2024 is presented below:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement of Financial Condition Location of Amounts
Interest rate swap	$225,000	9/18/2027	$812	$—	Other assets
Interest rate swap(1)	$75,000	9/18/2027	$647	$—	Other assets

(1) $400 of cash collateral is held at broker for this interest rate swap.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The table below presents the carrying value of the Tranche A Notes as of June 30, 2024 that is designated in a qualifying hedging relationship and the related hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

Description	Carrying Value	Hedging Adjustment
Tranche A Notes	$301,691	$1,691
Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (“CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

Note 6. Fair Value Measurements

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the nine months ended June 30, 2024, certain debt investments with a fair value of $8,846 transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $5,274 transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy during the nine months ended June 30, 2023(1).

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2024, $387,403 and $2,119,620 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, $139,934 and $1,038,699 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of June 30, 2024, all interest rate swaps were valued using Level 2 inputs. As of June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2024 and September 30, 2023:

As of June 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$387,403	$2,117,119	$2,504,522
Equity investments(1)	—	—	2,501	2,501
Money market funds(1)(2)	30,552	—	—	30,552
Interest rate swaps	—	1,459	—	1,459
Total assets, at fair value:	$30,552	$388,862	$2,119,620	$2,539,034

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$139,934	$1,038,605	$1,178,539
Equity investments(1)	—	—	94	94
Money market funds(1)(2)	40,090	—	—	40,090
Total assets, at fair value:	$40,090	$139,934	$1,038,699	$1,218,723

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2024 was $618 and $7,555, respectively. There was no net change in unrealized appreciation (depreciation) during the three and nine months ended June 30, 2023(1) attributable to Level 3 assets held as of June 30, 2023.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2024. There were no changes in investments measured at fair value using Level 3 inputs during the three and nine months ended June 30, 2023(1).

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,038,605	$94	$1,038,699
Net change in unrealized appreciation (depreciation) on investments	6,276	35	6,311
Net translation of investments in foreign currencies	453	—	453
Realized gain (loss) on investments	(610)	—	(610)
Realized gain (loss) on translation of investments in foreign currencies	19	—	19
Fundings of (proceeds from) revolving loans, net	2,173	—	2,173
Purchases and fundings of investments	1,179,528	2,372	1,181,900
PIK interest and non-cash dividends	3,139	—	3,139
Proceeds from principal payments and sales of portfolio investments	(121,691)	—	(121,691)
Accretion of discounts and amortization of premiums	5,655	—	5,655
Transfers into Level 3(1)	8,846	—	8,846
Transfers out of Level 3(1)	(5,274)	—	(5,274)
Fair value, end of period	$2,117,119	$2,501	$2,119,620

(1) Transfers between levels are recognized at the beginning of the period in which the transfers occur.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and September 30, 2023:

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$59,015	Yield analysis	Market interest rate	9.3% - 13.0% (10.1%)
		Market comparable companies	EBITDA multiples	6.5x - 24.0x (10.7x)
	46,239	Broker quotes	Broker quotes	N/A
One stop loans(2)(3)	$1,956,650	Yield analysis	Market interest rate	7.3% - 19.3% (10.2%)
		Market comparable companies	EBITDA multiples	5.0x - 39.0x (15.8x)
		Market comparable companies	Revenue multiples	1.9x - 17.0x (8.1x)
	49,422	Broker quotes	Broker quotes	N/A
Subordinated debt and second lien loans	$5,793	Yield analysis	Market interest rate	9.3% - 15.8% (9.3%)
		Market comparable companies	EBITDA multiples	9.9x - 24.0x (10.1x)
Equity(4)	$2,501	Market comparable companies	EBITDA multiples	9.0x - 22.0x (13.2x)
			Revenue multiples	3.0x
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$5,000 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $1,717,949 and $238,701 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4)The Company valued $2,500 and $1 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$1,329,725	$1,328,034	$572,270	$572,270
(1)As of June 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the Tranche A Notes. See Note 5 for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2024, the Company’s asset coverage for borrowed amounts was 203.3%.

2023 Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consist of $395,500 of AAA Class A-1 Notes (the “Class A-1 Notes”), which bear interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 Notes (the “Class A-2 Notes”), which bear interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated notes, which do not bear interest (the “Subordinated 2023 Notes”). The Company indirectly retained all of the Class A-2 Notes and Subordinated 2023 Notes which were eliminated in consolidation. The Class A-1 Notes are included in the June 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company.

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

As of June 30, 2024 and September 30, 2023, there were 71 and 64 portfolio companies, respectively, with total fair value of $690,371 and $663,233, respectively, securing the 2023 Notes. The pool of loans in the 2023 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2023 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of June 30, 2024 based on the last interest rate reset was 5.3%.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2023 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$7,722	$—	$23,308	$—
Amortization of debt issuance costs	112	—	337	—
Total interest and other debt financing expenses	$7,834	$—	$23,645	$—
Cash paid for interest expense	$7,722	$—	$18,556	$—
Annualized average stated interest rate	7.9%	N/A	7.9%	N/A
Average outstanding balance	$395,500	$—	$395,500	$—

As of June 30, 2024, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1 Notes were as follows:

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

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto which, as of June 30, 2024, allowed the Company to borrow up to $840,000 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to $1,500,000. On December 15, 2023, February 1, 2024, March 28, 2024 and May 6, 2024, the Company entered into agreements with new lenders to increase the aggregate commitments under the SMBC Credit Facility from $490,000 to $840,000 through the accordion feature under the SMBC Credit Facility.

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

Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 2.00% or 2.125%, subject to compliance with a borrowing base test. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars, (ii) SONIA with respect to any advances denominated in U.K. pound sterling, (iii) EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies. Borrowings under the SMBC Credit Facility in U.S Dollars and U.K. pound sterling may also be subject to a flat credit adjustment spread of 0.10% and 0.0326%, respectively, subject to compliance with a borrowing base test. On May 6, 2024, the Company entered into an amendment to the SMBC Credit Facility that, among other things, replaced the interest

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
rate benchmark for Term Benchmark Loans (as defined in the SMBC Credit Facility) denominated in Canadian Dollars from CDOR to CORRA, which includes a credit spread adjustment of 0.29547% for one month tenor Term Benchmark Loans and 0.32138% for three month tenor Term Benchmark Loans.
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

As of June 30, 2024 and September 30, 2023, the Company had outstanding debt of $505,751 and $176,770, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the SMBC Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$6,782	$—	$17,571	$—
Facility fees	296	—	939	—
Amortization of debt issuance costs	412	—	1,055	—
Total interest and other debt financing expenses	$7,490	$—	$19,565	$—
Cash paid for interest expense	$7,113	$—	$17,978	$—
Annualized average stated interest rate(1)	7.3%	N/A	7.4%	N/A
Average outstanding balance	$375,648	$—	$318,450	$—

(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2027 Notes: On May 22, 2024, the Company entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance of $300,000 aggregate principal amount of 7.12% Tranche A Series 2024A Senior Notes due November 18, 2027 (the “Tranche A Notes”), $100,000 aggregate principal amount of Tranche B Floating Rate Series 2024A Senior Notes due November 18, 2027 (the “Tranche B Notes”), and €25,000 aggregate principal amount of Tranche C Floating Rate Series 2024A Senior Notes due November 18, 2027 (the “Tranche C Notes” and, together with the Tranche A Notes and Tranche B Notes, the “2027 Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.12% per annum that is payable semi-annually on February 5 and August 5 of each year. The Tranche B Notes bear interest at a rate equal to Term SOFR plus 2.63% that is payable quarterly on February 5, May 5, August 5 and November 5 of each year. The Tranche C Notes bear interest at a rate equal to EURIBOR plus 2.29% that is payable semi-annually on February 5 and August 5 of each year.

The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu, or equal in right of payment, with all outstanding and future unsecured and unsubordinated indebtedness issued by the Company.

On May 8, 2024, the Company entered into interest rate swap agreements on the 2027 Notes with SMBC and Macquarie as counterparties. Under the terms of the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.12% and pays a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225,000 of the Tranche A Notes and (ii) receives a fixed interest rate of 7.12% and pays a floating interest rate of

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
three-month Term SOFR plus 2.644% on the second $75,000 of the Tranche A Notes. The interest rate swap agreements were effective as of May 22, 2024. The Company designated these interest rate swaps and the 2027 Notes as a qualifying fair value hedge accounting relationship. See Note 5 for more information.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$3,352	$—	$3,352	$—
Net contractual interest rate swap expense	331	—	331	—
Net (gain)/loss related to fair value hedge	232	—	232	—
Amortization of debt issuance costs	184	—	184	—
Total interest and other debt financing expenses	$4,099	$—	$4,099	$—
Cash paid for interest expense	$448	$—	$448	$—
Annualized average interest rate swap and stated interest rate(1)	7.9%	N/A	7.9%	N/A
Average outstanding balance	$187,719	$—	$62,345	$—

(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2024, permitted the Company to borrow up to $300,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2024 was 5.0%. Through a series of amendments, most recently on June 21, 2024, the Company increased the borrowing capacity on the Adviser Revolver from $100,000 to $300,000. As of June 30, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2024 and 2023(1), the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023(1)	2024	2023(1)
Stated interest expense	$—	$—	$1	$—
Cash paid for interest expense	—	—	1	—
Annualized average stated interest rate	N/A	N/A	5.0%	N/A
Average outstanding balance	$—	$—	$38	$—

For the three and nine months ended June 30, 2024, the average total debt outstanding was $958,867 and $776,333, respectively. For the three and nine months ended June 30, 2023(1), there was no average total debt outstanding.

For the three and nine months ended June 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Notes, on the Company’s total debt was 8.0% and 8.1%, respectively. For the three and nine months ended June 30, 2023(1), there was no average total debt outstanding.

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of June 30, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2023 Debt Securitization	$395,500	$—	$—	$—	$395,500
SMBC Credit Facility	505,751	—	—	505,751	—
2027 Notes(1)	428,474	—	—	428,474	—
Total borrowings	$1,329,725	$—	$—	$934,225	$395,500

(1)Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2024, the Company had outstanding commitments to fund investments totaling $491,179, including $128,581 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $20,796, including $3,654 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding interest rate swap agreements as of June 30, 2024. As of September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and, in the future may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30, 2024		Nine months ended June 30, 2023†
Per share data:(1)	Class I	Class S^^	Class I
Net asset value at beginning of period	$25.00	$25.17	$25.00
Distributions declared:(2)
From net investment income - after tax	(1.97)	(0.61)	—
Net investment income - after tax	1.90	0.62	—
Net realized gain (loss) on investment transactions	(0.02)	(0.02)	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.21	0.01	—
Distribution and shareholder servicing fees	—	(0.05)	—
Net asset value at end of period	$25.12	$25.12	$25.00
Total return based on net asset value per share(4)	8.52%	2.20%	—%
Number of common shares outstanding	53,635,734.336	1,444,919.231	26,012,927.600

	Nine months ended June 30, 2024			Nine months ended June 30, 2023†
Listed below are supplemental data and ratios to the financial highlights:	Class I		Class S^^	Class I
Ratio of net investment income - after tax to average net assets*(5)	10.14%		8.97%	—%
Ratio of total expenses to average net assets*(5)(6)(7)	9.80%		10.00%	0.19%
Ratio of incentive fees to average net assets(6)	1.17%		1.00%	—%
Ratio of excise and income taxes to average net assets(6)	0.01%	0.00	% ^	—%
Ratio of net expenses to average net assets*(5)(6)(7)	9.80%		10.00%	0.19%
Ratio of total expenses (without incentive fees) to average net assets*(5)(7)	8.63%		9.00%	—%
Total return based on average net asset value(5)(8)	8.22%		6.36%	—%
Total return based on average net asset value - annualized(5)(8)	10.98%		8.50%	—%
Net assets at end of period	$1,347,108		$36,288	$650,323
Average debt outstanding(9)	$776,333		$776,333	$—
Average debt outstanding per share(9)	$19.94		$19.94	$—
Portfolio Turnover*(9)	21.68%		21.68%	—%
Asset coverage ratio(9)(10)	203.26%		203.26%	—%
Asset coverage ratio per unit(9)(11)	$2,033		$2,033	$—
Average market value per unit (12):
2023 Debt Securitization	N/A		N/A	N/A
SMBC Credit Facility	N/A		N/A	N/A
2027 Notes	N/A		N/A	N/A
Adviser Revolver	N/A		N/A	N/A

*    Annualized for a period less than one year, unless otherwise noted.
†    The Company commenced operations on June 30, 2023.
^ Represents an amount less than 0.01%.
^^ The date of the first sale of Class S Shares was April 1, 2024. See Note 10 for additional information.
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
(5)The Class S Shares calculation includes the impact of distribution and shareholder servicing fees. No distribution and shareholder servicing fees are paid with respect to Class I Shares.
(6)Incentive fees, income tax and excise tax are not annualized in the calculation.
(7)The calculation excludes the net effect of expense support and expense support recoupment, which represented 0.02% and (0.19)% of average net assets for the nine months ended June 30, 2024 and 2023, respectively.
(8)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(9)Represents a fund level calculation applicable to both Class I Shares and Class S Shares.
(10)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(11)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(12)Not applicable as such senior securities are not registered for public trading.

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

The following table summarizes the Common Shares issued and net proceeds from the Public Offering during the nine months ended June 30, 2024. There were no proceeds from the Public Offering during the nine months ended June 30, 2023(1).

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
November 1, 2023	97,680.000	$2,442
December 1, 2023	1,094,615.081	27,442
January 1, 2024	9,936,232.788	249,101
February 1, 2024	1,705,939.025	42,683
March 1, 2024	2,456,196.864	61,552
April 1, 2024	4,020,367.842	101,193
May 1, 2024	3,923,079.849	98,666
June 1, 2024	3,510,784.993	88,437
	26,744,896.442	$671,516

	Class S
Subscriptions Effective	Shares Issued	Net Proceeds
April 1, 2024	814,973.864	$20,513
May 1, 2024	228,279.932	5,741
June 1, 2024	392,250.097	9,880
	1,435,503.893	$36,134

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Common Shares in the Public Offering during the nine months ended June 30, 2024. There were no Common Shares issued in the Public Offering during the nine months ended June 30, 2023(1).

	Net Offering Price Per Share
For the Month Ended	Class I	Class S
October 31, 2023	$25.00	$—
November 30, 2023	25.07	—
December 31, 2023	25.07	—
January 31, 2024	25.02	—
February 29, 2024	25.06	—
March 31, 2024	25.17	—
April 30, 2024	25.15	25.15
May 31, 2024	25.19	25.19
June 30, 2024	25.12	25.12

Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2024. There were no dividend declarations and distributions with a record date during the nine months ended June 30, 2023(1).

			Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Net Distribution Per Share	Total Dividends Declared
August 3, 2023	October 31, 2023	November 29, 2023	26,194,330.889	$0.2100	$5,501
November 17, 2023	November 30, 2023	December 29, 2023	26,353,713.391	0.2200	5,798
November 17, 2023	December 30, 2023	January 30, 2024	27,513,765.783	0.2200	6,053
November 17, 2023	January 31, 2024	February 28, 2024	37,521,105.819	0.2200	8,255
February 2, 2024	February 29, 2024	March 29, 2024	39,279,712.403	0.2200	8,641
February 2, 2024	March 31, 2024	April 29, 2024	41,822,979.970	0.2200	9,201
February 2, 2024	April 30, 2024	May 30, 2024	45,942,385.416	0.2200	10,107
May 3, 2024	May 31, 2024	June 28, 2024	49,987,591.040	0.2200	10,997
May 3, 2024	June 30, 2024	July 30, 2024	53,635,734.336	0.2200	11,800
Total dividends declared for the nine months ended June 30, 2024					$76,353

			Class S
Date Declared	Record Date	Payment Date	Shares Outstanding	Net Distribution Per Share	Total Dividends Declared
April 19, 2024	April 30, 2024	May 30, 2024	814,973.864	$0.2022	$165
May 3, 2024	May 31, 2024	June 28, 2024	1,047,494.875	0.2022	212
May 3, 2024	June 30, 2024	July 30, 2024	1,444,919.231	0.2022	292
Total dividends declared for the nine months ended June 30, 2024					$669

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2024. There were no distributions reinvested during the nine months ended June 30, 2023(1).

	Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
October 30, 2023	60,820.367	$25.00	$1,521
November 29, 2023	61,702.502	25.00	1,543
December 29, 2023	65,437.311	25.07	1,640
January 30, 2024	71,107.248	25.07	1,782
February 28, 2024	79,967.559	25.02	2,001
March 29, 2024	87,070.703	25.06	2,182
April 29, 2024	99,037.604	25.17	2,493
May 30, 2024	122,125.775	25.15	3,071
June 28, 2024	137,358.303	25.19	3,460
	784,627.372		$19,693

	Class S
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
May 30, 2024	4,241.079	$25.15	$107
June 28, 2024	5,174.259	25.19	130
	9,415.338		$237
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

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table presents share repurchases completed under the share repurchase program during the nine months ended June 30, 2024. There were no share repurchases completed during the nine months ended June 30, 2023(1).

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
(2)Amounts shown net of Early Repurchase Deduction.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2024 and 2023(1):

	Three months ended June 30,
	2024		2023(1)
	Class I	Class S	Class I
Earnings available to shareholders	$29,949	$584	$—
Basic and diluted weighted average shares outstanding	49,746,544	1,098,972	—
Basic and diluted earnings per share	$0.60	$0.53	$—

	Nine months ended June 30,
	2024		2023(1)
	Class I	Class S	Class I
Earnings available to shareholders	$79,586	$584	$—
Basic and diluted weighted average shares outstanding	38,574,063	1,098,972	—
Basic and diluted earnings per share	$2.06	$0.53	$—
Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

(1) The Company commenced operations on June 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The Company received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective July 1, 2024
Class I	$90,553
Class S	$11,653
Approximate subscriptions effective August 1, 2024
Class I	$110,153
Class S	$6,797

On July 24, 2024, the Company entered into the Second Amendment (the “Second Amendment”) to the SMBC Credit Facility. The Second Amendment, among other things, (a) added Synovus Bank as a new joint lead arranger and lender under the SMBC Credit Facility, (b) increased the total commitment facility amount from $840,000 to $1,115,000, which includes a $37,500 term loan commitment and (c) increased the permissible amount of total indebtedness the Company can incur pursuant to the Adviser Revolver from $100,000 to $300,000.

On July 30, 2024, the Company issued 155,390.771 Class I Shares and 5,556.489 Class S Shares through the DRIP.

The Company repurchased 65,726.334 of its Class I Shares pursuant to the tender offer to repurchase up to 5% of its Class I Shares and Class S Shares outstanding as of March 31, 2024 that commenced on June 25, 2024 and closed on August 1, 2024.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
May 3, 2024	July 31, 2024	August 30, 2024	$0.22
August 2, 2024	August 31, 2024	September 27, 2024	$0.22
August 2, 2024	September 30, 2024	October 30, 2024	$0.22
August 2, 2024	October 31, 2024	November 27, 2024	$0.22
Class S Distributions
May 3, 2024	July 31, 2024	August 30, 2024	$0.22
August 2, 2024	August 31, 2024	September 27, 2024	$0.22
August 2, 2024	September 30, 2024	October 30, 2024	$0.22
August 2, 2024	October 31, 2024	November 27, 2024	$0.22

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in May 2022 as a Delaware statutory trust and commenced operations on June 30, 2023.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation may vary from time to time depending on market conditions and available investment opportunities. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of April 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
As of June 30, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of June 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$492,657	19.7%	$216,911	18.4%
One stop	2,006,072	80.0	961,628	81.6
Second lien	5,687	0.2	—	—
Subordinated debt	106	0.0 *	—	—
Equity	2,501	0.1	94	0.0 *
Total	$2,507,023	100.0%	$1,178,633	100.0%

*    Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2024 and September 30, 2023, one stop loans included $238.7 million and $86.5 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of June 30, 2024 and September 30, 2023, senior secured loans included $433.6 million and $162.4 million, respectively, of BSL loans at fair value.
As of June 30, 2024 and September 30, 2023, we had debt and equity investments in 223 and 153 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023†
Weighted average income yield(1)*	11.3%	11.5%	11.5%	—%
Weighted average investment income yield(2)*	11.6%	12.1%	12.0%	—%

*    Annualized for periods less than one year.
† The Company commenced operations on June 30, 2023.
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

Recent Developments

We received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective July 1, 2024
Class I	$90.6 million
Class S	$11.7 million
Approximate subscriptions effective August 1, 2024
Class I	$110.2 million
Class S	$6.8 million

On July 24, 2024, we entered into the Second Amendment to the SMBC Credit Facility. The Second Amendment, among other things, (a) added Synovus Bank as a new joint lead arranger and lender under the SMBC Credit Facility, (b) increased the total commitment facility amount from $840.0 million to $1,115.0 million, which includes a $37.5 million term loan commitment and (c) increased the permissible amount of total indebtedness the Company can incur pursuant to the Adviser Revolver from $100.0 million to $300.0 million.

On July 30, 2024, we issued 155,390.771 Class I Shares and 5,556.489 Class S Shares through the DRIP.

We repurchased 65,726.334 of our Class I Shares pursuant to the tender offer to repurchase up to 5% of our Class I Shares and Class S Shares outstanding as of March 31, 2024 that commenced on June 25, 2024 and closed on August 1, 2024.

Our Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
May 3, 2024	July 31, 2024	August 30, 2024	$0.22
August 2, 2024	August 31, 2024	September 27, 2024	$0.22
August 2, 2024	September 30, 2024	October 30, 2024	$0.22
August 2, 2024	October 31, 2024	November 27, 2024	$0.22
Class S Distributions
May 3, 2024	July 31, 2024	August 30, 2024	$0.22
August 2, 2024	August 31, 2024	September 27, 2024	$0.22
August 2, 2024	September 30, 2024	October 30, 2024	$0.22
August 2, 2024	October 31, 2024	November 27, 2024	$0.22

Consolidated Results of Operations

In addition to our analysis of the year-to-date reporting period compared to the year-to-date prior period, we are presenting our analysis for the reporting quarter compared to the immediately preceding quarter as we believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity.

Consolidated operating results for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023(1) are as follows:

	Three months ended		Variances	Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023
	(In thousands)
Interest income	$57,131	$44,454	$12,677	$139,059	$—
Payment-in-kind interest income	2,103	1,114	989	3,772	—
Accretion of discounts and amortization of premiums	1,959	2,158	(199)	5,722	—
Fee income	150	90	60	351	—
Total investment income	61,343	47,816	13,527	148,904	—
Net expenses	30,385	23,371	7,014	74,703	—
Net investment income - before tax	30,958	24,445	6,513	74,201	—
Excise and income tax	—	91	(91)	109	—
Net investment income - after tax	30,958	24,354	6,604	74,092	—
Net realized gain (loss) on investment transactions	(952)	58	(1,010)	(887)	—
Net change in unrealized appreciation (depreciation) on investment transactions	527	6,166	(5,639)	6,965	—
Net increase in net assets resulting from operations	$30,533	$30,578	$(136)	$80,170	$—
Average earning portfolio company investments, at fair value	$2,118,578	$1,590,131	$528,447	$1,660,050	$—

As we commenced operations on June 30, 2023, no income was earned prior to June 30, 2023. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 by $13.5 million, primarily due an increase in interest income and PIK interest income as a result of an increase in the average earning debt investments balance of $528.4 million.

The annualized income yield by debt security type for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023(1) are as follows:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Senior secured	9.5%	9.9%	9.8%	—%
One stop	11.5%	11.7%	11.6%	—%
Second lien	14.5%	—%	14.5%	—%
Subordinated debt	14.8%	14.4%	14.3%	—%

Income yields on senior secured and one stop loans decreased for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 primarily due to interest rate spread compression on new investments and amendments to existing loans.

(1) No comparative variance analysis was performed for the nine months ended June 30, 2024 and 2023 due to fiscal year 2023 commencing on June 30, 2023, concurrent with our commencement of operations.

Our loan portfolio is partially insulated from a drop in floating interest rates as 95.4% of our loan portfolio at fair value as of June 30, 2024 is subject to an interest rate floor. As of June 30, 2024 and September 30, 2023, the weighted average base floor of our loans was 0.70% and 0.73%, respectively.

As of June 30, 2024, we have second lien investments in one portfolio company and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023(1):

	Three months ended		Variances	Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023
	(In thousands)
Interest expense and other debt financing expenses	$18,715	$13,249	$5,466	$45,734	$—
Amortization of deferred debt issuance costs	708	464	244	1,576	—
Base management fee	3,968	3,063	905	9,124	—
Income incentive fee	4,423	3,586	837	10,723	—
Capital gain incentive fee accrual (reversal) under GAAP	(55)	748	(803)	693	—
Professional fees	1,870	1,705	165	5,041	148
Administrative service fee	595	460	135	1,213	—
General and administrative expenses	102	96	6	322	1,109
Distribution and shareholder servicing fees	59	—	59	59	—
Expense support	—	—	—	(667)	(1,257)
Expense support recoupment	—	—	—	885	—
Net expenses	$30,385	$23,371	$7,014	$74,703	$—
Average debt outstanding	$958,867	$681,026	$277,841	$776,333	$—

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 by $5.7 million, primarily due to an increase in average debt outstanding of $277.8 million driven by the issuance of the 2027 Notes and, to a lesser extent, $0.2 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2027 Notes. For more information about our outstanding borrowings for the three and nine months ended June 30, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended June 30, 2024 and March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Notes, on our total debt was 8.0% and 8.1%, respectively.

(1) No comparative variance analysis was performed for the nine months ended June 30, 2024 and 2023 due to fiscal year 2023 commencing on June 30, 2023, concurrent with our commencement of operations.

Management Fee

The base management fee increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to an increase in average adjusted gross assets from the three months ended March 31, 2024 to the three months ended June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.8 million from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth. For each of the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2024, there was $0.7 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

For the three months ended June 30, 2024, we recorded a reversal of the capital gain incentive fee under GAAP of $0.1 million. For both the three months ended March 31, 2024 and nine months ended June 30, 2024, the accrual of capital gain incentive fee under GAAP was $0.7 million. There was no accrual of capital gain incentive fee under GAAP for the nine months ended June 30, 2023. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.3 million from the three months ended March 31, 2024 to the three months ended June 30, 2024, primarily due to an increase in the administrative service fee and professional fees.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2024 and March 31, 2024 were $3.9 million and $0.2 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2024 were $4.1 million. There were no expenses reimbursed to the Administrator during the nine months ended June 30, 2023.

As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $2.9 million and $3.6 million, respectively (which includes $1.0 million and $1.3 million of unreimbursed Expense Support Payments), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023(1):

	Three months ended		Variances	Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023
	(In thousands)
Net realized gain (loss) on investments	$(567)	$(2)	$(565)	$(607)	$—
Net realized gain (loss) on foreign currency transactions	(385)	60	(445)	(280)	—
Net realized gain (loss) on investment transactions	$(952)	$58	$(1,010)	$(887)	$—
Unrealized appreciation from investments	$8,759	$8,940	$(181)	$17,176	$—
Unrealized (depreciation) from investments	(8,628)	(2,696)	(5,932)	(10,527)	—
Unrealized appreciation (depreciation) on foreign currency translation	396	(78)	474	316	—
Net change in unrealized appreciation (depreciation) on investment transactions	$527	$6,166	$(5,639)	$6,965	$—

During the three months ended June 30, 2024, we had a net realized loss of $0.9 million primarily driven by $0.6 million of realized losses recognized on the sale of two BSL loans and $0.4 million of realized losses on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by $0.1 million of net realized gains on the partial sale of BSL loans. During the three months ended March 31, 2024, we had a net realized gain of $0.1 million primarily driven by realized gains on the translation of foreign currency amounts and transactions into U.S. dollars, which was partially offset by realized losses on the partial sale of BSL loans.

During the nine months ended June 30, 2024, we had a net realized loss of $0.9 million primarily driven by realized losses recognized on the sale of BSL loans and realized losses on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by net realized gains recognized on the partial sale of BSL loans.

For the three months ended June 30, 2024, we had $8.8 million in unrealized appreciation on 112 portfolio company investments, which was offset by $8.6 million in unrealized depreciation on 131 portfolio company investments. For the three months ended March 31, 2024, we had $8.9 million in unrealized appreciation on 126 portfolio company investments, which was offset by $2.7 million in unrealized depreciation on 86 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2024 and March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended June 30, 2024 primarily resulted from isolated deterioration in the credit performance of a portfolio company that was moved to non-accrual status and decreases in the market prices of certain portfolio company investments. Unrealized depreciation for the three months ended March 31, 2024 primarily resulted from the amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the nine months ended June 30, 2024, we had $17.2 million in unrealized appreciation on 177 portfolio company investments, which was offset by $10.5 million in unrealized depreciation on 66 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from isolated deterioration in the credit performance of a portfolio company that was moved to non-accrual status and decreases in the market prices of certain portfolio company investments.

(1) No comparative variance analysis was performed for the nine months ended June 30, 2024 and 2023 due to fiscal year 2023 commencing on June 30, 2023, concurrent with our commencement of operations.

Liquidity and Capital Resources

For the nine months ended June 30, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $68.5 million. During the period, cash used in operating activities was $1,333.8 million, primarily as a result of purchases and fundings of portfolio investments of $1,593.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $282.8 million. During the same period, cash provided by financing activities was $1,402.3 million, primarily driven by borrowings on debt of $1,518.9 million and proceeds from the issuance of common shares of $707.7 million, that were partially offset by repayments of debt of $763.7 million and distributions paid of $50.5 million.

For the nine months ended June 30, 2023, we experienced a net increase in cash and cash equivalents of $650.3 million. During the period, cash provided by operating activities was $3.4 million. During the same period, cash provided by financing activities was $646.9 million, primarily driven by proceeds from the issuance of common shares of $650.3 million that were partially offset by deferred offering costs of $3.4 million.

As of June 30, 2024 and September 30, 2023, we had cash and cash equivalents of $98.2 million and $35.0 million, respectively. In addition, as of June 30, 2024 and September 30, 2023, we had foreign currencies of $0.2 million and $0.9 million, respectively, and restricted cash and cash equivalents of $21.0 million and $14.8 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility, which, as of June 30, 2024, allowed us to borrow up to $840.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2024 and September 30, 2023, we had outstanding debt under the SMBC Credit Facility of $505.8 million and $176.8 million, respectively. As of June 30, 2024 and September 30, 2023, subject to leverage and borrowing base restrictions, we had $334.2 million and $313.2 million, respectively, of remaining commitments and $334.2 million and $242.7 million, respectively, of availability on the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of June 30, 2024, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of June 30, 2024 and September 30, 2023, we had no amounts outstanding under the Adviser Revolver.

Debt Securitizations
2023 Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. The Class A-1 Notes are included in the June 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as our debt and the Class A-2 Notes and Subordinated 2023 Notes were eliminated in consolidation. As of both June 30, 2024 and September 30, 2023, we had outstanding debt under the 2023 Debt Securitization of $395.5 million.

2027 Notes

On May 22, 2024, the Company entered into a master note purchase agreement governing the issuance of the 2027 Notes. Each of the Tranche A Notes, Tranche B Notes and Tranche C Notes remained outstanding as our debt as of June 30, 2024.

On May 8, 2024, we entered into interest rate swaps on the 2027 Notes pursuant to which we agreed to (i) receive a fixed interest rate of 7.12% and pay a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225.0 million of the Tranche A Notes and (ii) receive a fixed interest rate of 7.12% and pay a floating interest rate of three-month Term SOFR plus 2.644% on the second $75.0 million of the Tranche A Notes. The interest rate swap agreements were effective as of May 22, 2024. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2027 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2024, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 203.3% and GAAP debt-to-equity ratio 0.97x, respectively.

As of June 30, 2024 and September 30, 2023, we had outstanding commitments to fund investments totaling $491.2 million and $20.8 million, respectively. As of June 30, 2024, total commitments of $491.2 million included $128.6 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2024, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2024 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2024. As of June 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding interest rate swap agreements as of June 30, 2024. We had no interest rate swap agreements outstanding as of September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2024 and September 30, 2023, we had investments in 223 and 153 portfolio companies, respectively, with a total fair value of $2,507.0 million and $1,178.6 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended				Nine months ended
	June 30, 2024		March 31, 2024		June 30, 2024		June 30, 2023(1)
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$226,224	21.3%	$234,014	35.0%	$489,785	23.5%	$—	—%
One stop	832,901	78.1	434,070	64.9	1,586,360	76.1	—	—
Second lien	5,730	0.5	—	—	5,730	0.3	—	—
Subordinated debt	—	—	50	0.0 *	100	0.0 *	—	—
Equity	1,365	0.1	770	0.1	2,372	0.1	—	—
Total new investment commitments	$1,066,220	100.0%	$668,904	100.0%	$2,084,347	100.0%	$—	—%

* Represents an amount less than 0.1%
(1) We commenced operations on June 30, 2023.

For the nine months ended June 30, 2024, we had approximately $282.8 million in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2023, we had no proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$493,005	$491,992	$492,657	$218,131	$216,997	$216,911
One stop
Performing	2,018,667	1,990,612	2,001,072	977,668	962,485	961,628
Non-accrual(3)	10,000	10,000	5,000	—	—	—
Second lien
Performing	5,730	5,687	5,687	—	—	—
Subordinated debt
Performing	107	105	106	—	—	—
Equity	N/A	2,467	2,501	N/A	94	94
Total	$2,527,509	$2,500,863	$2,507,023	$1,195,799	$1,179,576	$1,178,633

(1)As of June 30, 2024, $259.5 million and $258.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of June 30, 2024, our one loan on non-accrual status did not have a PIK feature.
(2)As of September 30, 2023, $55.4 million and $55.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

As of June 30, 2024, we had loans in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.4% and 0.2%, respectively. As of September 30, 2023, we had no loans on non-accrual status. As of June 30, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.1% and 98.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of middle market investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023(1)
Weighted average rate of new investment fundings	10.2%	9.8%	10.2%	—%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.9%	4.6%	5.0%	—%
Weighted average fees of new investment fundings	0.9%	1.0%	1.0%	—%
Weighted average rate of sales and payoffs of portfolio investments	9.4%	9.3%	9.4%	—%

(1)We commenced operations on June 30, 2023.
As of June 30, 2024, 95.4% of our debt portfolio at both amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.4% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $75.3 million and $73.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.
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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$30,945	1.2%	$3,427	0.3%
4	2,431,851	97.0	1,152,235	97.8
3	39,226	1.6	22,971	1.9
2	5,001	0.2	—	—
1	—	—	—	—
Total	$2,507,023	100.0%	$1,178,633	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of June 30, 2024 and September 30, 2023.

	Weighted Average Price[1]
Category	As of June 30, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.4%	98.6%
Internal Performance Rating 3 (Performing Below Expectations)	91.9	97.1
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	50.0	—
Total	99.1%	98.6%

(1)Includes only debt investments held as of June 30, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. Through a series of amendments, most recently on June 21, 2024, we amended the Adviser Revolver to increase the borrowing capacity from $200.0 million to $300.0 million.
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
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital BDC 4, Inc., or GBDC 4, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and trustees serve in similar capacities for GBDC, GDLC, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GDLCU, GBDC 4 and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the nine months ended June 30, 2024, certain debt investments with a fair value of $8.8 million transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $5.3 million transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy during the nine months ended June 30, 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of trustees, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of trustees to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. As of June 30, 2024, $387.4 million and $2,119.6 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, $139.9 million and $1,038.7 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of June 30, 2024, all interest rate swaps were valued using Level 2 inputs. As of June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $5.0 million as of June 30, 2024. As of September 30, 2023, we had no portfolio company investments on non-accrual status.

Income taxes: We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our shareholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our shareholders, which will generally relieve us from U.S. federal income taxes on amounts distributed.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. During the three months ended June 30, 2024, we did not record any U.S. federal excise tax. During the nine months ended June 30, 2024, we recorded $0.1 million for U.S. federal excise tax.

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

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.70% and 0.73%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 7 of our consolidated financial statements), the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A-1 Notes and Class A-2

Notes issued in connection with the 2023 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Tranche B Notes and Tranche C Notes have floating rate interest provisions based on SOFR and EURIBOR, respectively. We have entered into two interest rate swaps on the Tranche A Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.5975% and three-month SOFR plus a spread of 2.644%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(34,160)	$(24,025)	$(10,135)
Down 150 basis points	(25,620)	(18,019)	(7,601)
Down 100 basis points	(17,080)	(12,013)	(5,067)
Down 50 basis points	(8,540)	(6,006)	(2,534)
Up 50 basis points	8,540	6,006	2,534
Up 100 basis points	17,080	12,013	5,067
Up 150 basis points	25,620	18,019	7,601
Up 200 basis points	34,160	24,025	10,135

(1) Assumes applicable three-month base rate as of June 30, 2024, with the exception of SONIA and Prime that utilize the June 30, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the Adviser Revolver, the 2023 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We have and, in the future, could hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of June 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form N-2 (file No. 333-272671), filed on June 15, 2023).
10.1	Note Purchase Agreement, dated as of May 22, 2024, by and among the Company and the purchasers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on May 28, 2024).
10.2	Third Amendment to Revolving Loan Agreement, dated as of June 21, 2024, by and between the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on June 26, 2024).
10.3	Second Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on July 30, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: August 14, 2024	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)