Form 10-K
period 2024-09-30
Golub Capital Private Credit Fund
filed 2024-11-26
CIK 1930087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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

Class S Shares, par value $0.01 per share
Class D Shares, par value $0.01 per share
Class I Shares, par value $0.01 per share
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2024, there was no established public market for the Registrant's common shares.
The number of shares of the Registrant's common shares, $0.01 par value, outstanding as of November 26, 2024 was 73,254,659.600 and 3,230,591.664 of Class I and Class S common shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2024.

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

•“GC Advisors” refers to GC Advisors LLC, our investment adviser

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator

•“Adviser Revolver” refers to the line of credit with GC Advisors and which allowed for borrowing up to $300.0 million as of September 30, 2024;

•“Common Shares” refers to our common shares of beneficial interest, par value $0.01 per share, including our Class S common shares (“Class S Shares”), Class D common shares (“Class D Shares”) and Class I common shares (“Class I Shares”);

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

•“CLO Vehicle Credit Facility” refers to the amended and restated credit agreement by and among GCP SG Warehouse 2022-1, our wholly owned and consolidated subsidiary, or the “CLO Vehicle”, as borrower, Société Générale, as administrative agent, the lenders and the subordinated noteholders party thereto, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian that was terminated on September 21, 2023. Prior to its termination, the CLO Vehicle Credit Facility had a maturity date of June 7, 2030. The applicable base rate for borrowings under the CLO Vehicle Credit Facility was term SOFR for borrowings in U.S. dollars, the Canadian Dollar Offered Rate or “CDOR” for borrowings in Canadian dollars and the Euro Interbank Offered Rate or “EURIBOR” for borrowings in Euros. The applicable margin on borrowings under the CLO Vehicle Credit Facility through the September 21, 2023 termination date was 2.75% per annum;

•“SMBC Credit Facility” refers to the senior secured revolving credit facility that the Company, as borrower, entered into on September 6, 2023 by and among Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto, that as of September 30, 2024, allowed for borrowing up to $1,115.0 million. Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 2.00% or 2.125%, subject to compliance with a borrowing base test. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars, (ii) the Sterling Overnight Index Average or “SONIA” with respect to any advances denominated in U.K. pound sterling, (iii) EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies;

•“2027 Notes” refers to $300.0 million aggregate principal amount of 7.12% Tranche A Series 2024A Senior Notes due November 18, 2027 (the “Tranche A Notes”), $100.0 million aggregate principal amount of Tranche B Floating Rate Series 2024A Senior Notes due November 18, 2027 (the “Tranche B Notes”), and €25.0 million aggregate principal amount of Tranche C Floating Rate Series 2024A Senior Notes due November 18, 2027 (the “Tranche C Notes”) issued by GCRED on May 22, 2024 to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.12% per annum that is payable semi-annually on February 5 and August 5 of each year. The Tranche B Notes bear interest at a rate equal to Term SOFR plus 2.63% that is payable quarterly on February 5, May 5, August 5 and November 5 of each year. The Tranche C Notes bear interest at a rate equal to EURIBOR plus 2.29% that is payable semi-annually on February 5 and August 5 of each year;

•“2029 Notes” refers to the $500.0 million in aggregate principal amount of unsecured notes issued by GCRED on September 12, 2024. The 2029 Notes bear interest at a rate of 5.800% per year payable semiannually in arrears on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029;

•“Unsecured Notes” refers, collectively, to the 2027 Notes and 2029 Notes;

•“Public Offering” refers to an offering registered with the Securities and Exchange Commission (the “SEC”) where the Company offers on a continuous basis up to $5.0 billion of Common Shares. The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares with, among others, different ongoing shareholder servicing and/or distribution fees.

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

•“Investment Advisory Agreement” refers to the advisory agreement by and between us and GC Advisors, dated as of April 28, 2023, as amended and restated on November 17, 2023, as renewed on May 3, 2024 for an additional one-year period; and

•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business
GENERAL

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed on May 13, 2022 as a Delaware statutory trust and commenced operations on June 30, 2023. We make investments and generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle market and upper middle-market in the form of one stop and other senior secured loans. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies that had over $70.0 billion of capital under management as of October 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We seek to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) directly or indirectly in private credit investments (loans, bonds and other credit and related instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. We expect to make investments that typically will have position sizes under 1% of our portfolio, on average. We expect to selectively invest more than 1% of capital in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which could result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization.

We primarily invest in U.S. middle market and upper middle market companies and, to the extent we invest in foreign companies, we intend to do so in accordance with the limits of the 1940 Act applicable to business development companies and only in jurisdictions with established legal frameworks and a history of respecting creditors rights as well as investment grade sovereign credit ratings, which generally includes countries that are members of the Organisation for Economic Co-operation and Development such as the United Kingdom, countries that are members of the European Union, as well as Canada, Australia and Japan, among others. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds affiliated with Golub Capital. From time to time, we may co-invest with other funds affiliated with Golub Capital.

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

We have financed, and may continue to finance, our investments with borrowed money. The amount of leverage that we employ will depend on GC Advisors’ and our board of trustees’ assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.85x to 1.25x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions. We could issue senior debt securities to banks, insurance companies and other lenders, and/or issue unsecured debt or notes through one or more wholly-owned collateralized loan obligations, or CLOs. Under the terms of our Declaration of Trust, the board of trustees may authorize us to issue preferred shares in one or more classes or series without shareholder approval, to the extent permitted by the 1940 Act.

In addition, investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold.

We have engaged, and, in the future, could again engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. We have and could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. There can be no assurance any hedging strategy we employ will be successful.

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
Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the income and capital gains incentive fee payable by us to GC Advisors. The base management fee paid to GC Advisors is calculated based on the value of our net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. Our board of trustees is charged with protecting our interests by monitoring how GC

Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent trustees periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent trustees consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2024, Golub Capital had over $70.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 390 middle-market sponsors and repeat transactions with over 270 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2024, Golub Capital had more than 220 investment professionals supported by more than 775 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We pursue an investment strategy focused on investing primarily in newly originated first lien, senior secured, floating rate loans in U.S. middle-market companies in industries that we believe are resistant to recession. We find the middle market attractive for the following reasons:

Target Market. We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions.

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

Market Environment. We believe middle market investments are likely to excel in uncertain market environments and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review 4Q 2023” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which as of September 30, 2024, has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by Lawrence E. Golub and our president and chief executive officer, David B. Golub. As of September 30, 2024, Golub Capital’s more than 220 investment professionals had an average of approximately 14 years of investment experience and were supported by more than 775 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (iv) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2024 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed, according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 390 middle-market sponsors and repeat transactions with over 270 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers focused on a number of sectors and industries that we believe have shown resilience during economic disruptions and are likely to show resilience in future recessionary periods, including, for example, software and technology companies as well as business, financial and healthcare services among others. We also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $150.0 million;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effects of economic disruptions;
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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination. GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,600 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe and Asia. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting. We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-

related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. ESG related risks can include, among others, issues related to environmental impact and climate change, anti-discrimination and anti-harassment, data privacy and security, social and labor conditions and ethics and compliance. Although GC Advisors typically avoids investing in portfolio companies in industries that tend to raise ESG related risks, GC Advisors would not necessarily pass on such investment opportunities solely for ESG reasons. Golub Capital’s due diligence process for middle-market credits will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$10,543	0.3%	$3,427	0.3%
4	3,169,294	97.1	1,152,235	97.8
3	85,461	2.6	$22,971	1.9
2	—	—	—	—
1	—	—	—	—
Total	$3,265,298	100.0%	$1,178,633	100.0%

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

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures these investments as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of our senior secured loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans may include a payment in kind (“PIK”) feature.

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

Subordinated Loans. GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically require interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with all or the majority of amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

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

Investments

We invest primarily in first lien, senior secured loans in middle-market companies in industries that we believe are recession resistant. In addition, we seek to have a portfolio of first-lien, senior secured loans to borrowers believed to be insulated from the effects of economic disruptions. Under normal conditions, we expect to make investments that typically will have position sizes under 1% of our portfolio, on average. We expect to selectively invest more than 1% of capital in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which could result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2024, as well as the top ten industries in which we were invested as of September 30, 2024, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Netsmart Technologies, Inc.	$56,247	1.7%
Crunch Holdings, LLC	54,847	1.7
Pinnacle Treatment Centers, Inc.	50,091	1.5
SDC Holdco, LLC	47,653	1.5
Togetherwork Holdings, LLC	47,285	1.4
Delinea Inc.	46,710	1.4
Gurobi Optimization, LLC	46,411	1.4
Majesco	44,966	1.4
Radiance Borrower, LLC	41,533	1.3
OEConnection, LLC	40,851	1.3
	$476,594	14.6%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Software	$684,549	21.0%
Insurance	219,224	6.7
Healthcare Providers & Services	213,140	6.5
Specialty Retail	196,498	6.0
Diversified Consumer Services	175,767	5.4
Hotels, Restaurants & Leisure	154,457	4.7
Healthcare Technology	149,233	4.6
IT Services	149,165	4.6
Automobiles	137,696	4.2
Healthcare Equipment & Supplies	121,761	3.7
	$2,201,490	67.4%

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
Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that could be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests described in Section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our treatment as a RIC.
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
•We could default under our credit facilities.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our valuation designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
•Our board of trustees could change our investment objective, operating policies and strategies without prior notice or shareholder approval.
•GC Advisors can resign on 120 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•The Administrator can resign on 60 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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
•We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from offerings of our Common Shares, to fund distributions.
•The Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Unsecured Notes.

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

Management Fee

The Base Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar quarter in which we had operations, net assets was measured as the beginning total assets less liabilities as of the date on which we broke escrow.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component could be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income (the “Income Incentive Fee”) and a portion is based on a percentage of our capital gains (the “Capital Gain Incentive Fee”).

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial two year term and thereafter shall continue in effect from year to year if approved annually by our board of trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our trustees who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and can be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Approval of the Investment Advisory Agreement

At a meeting of our board of trustees held in May 2024, our board of trustees voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, our board of trustees reviewed a significant amount of information and considered, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees or arranges for the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our shareholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, or NAV, and net offering price, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of trustees reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. At a meeting of our board of trustees held in May 2024, our board of trustees voted unanimously to re-approve the Administration Agreement for a one-year period. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Managing Dealer Agreement

We have entered into a managing dealer agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of our Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $35 thousand engagement fee that was payable upon the effective date of the Public Offering, a $0.3 million fixed managing dealer fee that is payable for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne indirectly by all shareholders of the Company.

The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

At a meeting of our board of trustees held in May 2024, our board of trustees voted unanimously to re-approve the Managing Dealer Agreement for an additional one-year period. The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of our trustees who are not “interested persons”, as defined in the 1940 Act, and who have no direct or indirect financial interest in the operation of our distribution and servicing plan or the Managing Dealer Agreement or by vote a majority of our outstanding voting securities, on not more than 60 days’ written notice to the Managing Dealer or GC Advisors. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan

On April 4, 2023, our board of trustees approved a distribution and servicing plan (the “Distribution and Servicing Plan”) and on May 3, 2024 the Distribution and Servicing Plan was amended and approved for an additional one-year period. The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S Shares, Class D Shares and Class I Shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

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

Payments of the shareholder servicing and/or distribution fee are also used to compensate the Managing Dealer for personal services and/or the maintenance of shareholder accounts services provided to shareholders in the related share class and could be made without regard to expenses actually incurred.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement with GC Advisors. Pursuant to the agreement, GC Advisors may elect to pay certain expenses on our behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Any Expense Support Payment that GC Advisors has committed to pay must be paid to us by GC Advisors in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to GC Advisors or its affiliates.

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

Public Offering Escrow Agreement

We entered into an escrow agreement (the “Public Offering Escrow Agreement”) with UMB Bank, N.A.. We will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least 100 investors in such class (the “Minimum Shareholder Amount”) and our board of trustees has authorized the release of the funds in the escrow account. If, as of the close of business on the one year anniversary of the commencement of the offering, we have not satisfied the Minimum Shareholder Amount, the escrow agent will promptly send investors a full refund of their investment with interest and without deduction for escrow expenses. If we break escrow for its offering, interest earned on funds in escrow will be released to our account and constitute part of our net assets.

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

REGULATION

General

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the trustees of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common shares if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our shareholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to business development companies was 200%. The SBCAA permits a business development company to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. In other words, under the 1940 Act, we are able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. On May 17, 2023, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As of September 30, 2024, our asset coverage for borrowed amounts was 208.3%.

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

Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest could be present, GC Advisors will disclose such conflicts to us, including our independent trustees, and could request guidance from us on how to vote such proxies.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:

•our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the fiscal quarter covered by such report, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Common Shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our Common Shares as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends for U.S. federal income tax purposes to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute to our shareholders in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we incurred no federal income tax, or the Excise Tax Avoidance Requirement.

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

Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” to a U.S. shareholder generally will be characterized as long-term capital gains. Capital gain dividends distributed to U.S. shareholders, other than corporations, are generally subject to a maximum U.S. federal income tax rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts, regardless of the U.S. shareholder’s holding period for the shareholder’s Common Shares and regardless of whether paid in cash or reinvested in additional Common Shares. Capital gain dividends distributed to U.S. shareholders classified as corporations for U.S. federal income tax purposes are generally subject to U.S. federal income tax at rates applicable to ordinary income. Distributions in excess of our earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such shareholder’s Common Shares and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. shareholder. Shareholders receiving dividends or distributions in newly issued Common Shares will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.

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

The relevant withholding agent could be required to withhold U.S. federal income tax, or backup withholding, currently at a rate of 24%, from all taxable distributions to any non-corporate U.S. shareholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is the taxpayer’s social security number.

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

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from repurchases or other taxable dispositions of our Common Shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

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

Risks Relating to Our Business and Structure
We are a relatively new company with a limited operating history.
We were formed in May 2022 and did not commence operations until June 30, 2023. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially or become worthless. Further, GC Advisors has not previously offered a non-traded business development company. While we believe that the past professional experiences of GC Advisors’ investment team, including investment and financial experience of the GC Advisors’ senior management, will increase the likelihood that the GC Advisors will be able to manage GCRED successfully, there can be no assurance that this will be the case.
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
Conversely, in a period of declining interest rates, certain obligations will be paid off by the obligor more quickly than originally anticipated, and GCRED could have to invest the proceeds in securities with lower yields. In periods of falling interest rates, the rate of prepayments tends to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by GCRED to generally be at lower rates of return than the return on the assets that were prepaid.

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
We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our treatment as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “covenant-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
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

Changing interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
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
The members of GC Advisors’ investment committee serve as officers, trustees or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our trustees and certain of our officers also serve as trustees and officers of GBDC, GDLC, GBDC 4 and GDLCU, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our shareholders. Economic disruption and uncertainty precipitated by certain events, including, for example, public health crises, such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GDLC, GBDC 4, GDLCU and multiple private funds and separate accounts that pursue an investment strategy similar to or overlapping with ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
In the course of our investing activities, we pay management and incentive fees to GC Advisors. We pay to GC Advisors an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first business day of the month. Because the incentive fee is based on the performance of our portfolio, GC Advisors could be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined could also encourage GC Advisors to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses particularly during cyclical economic downturns.
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
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including our Common Shares, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates could have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
Although we have adopted a share repurchase program, we have discretion to not repurchase shares or to suspend the program.
Our board of trustees may amend or suspend the share repurchase program at any time in its discretion. Shareholders could not be able to sell shares on a timely basis in the event our board of trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. There is also a risk that some shareholders, in anticipation of proration, could tender more Common Shares than they wish to have repurchased in a particular tender offer, thereby increasing the likelihood that proration will occur. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program could be at a time that is disadvantageous to our shareholders.
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
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, GC Advisors, as valuation designee, subject to oversight by our board of trustees, determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed.
If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected. In connection with that determination, GC Advisors, as valuation designee, will provide our board of trustees with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our net assets and our incentive fees are based, in part, on unrealized gains and losses.
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
Our ability to enter into transactions with our affiliates is restricted, which could limit the scope of investments available to us.
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

We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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
We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates have received exemptive relief from the SEC that, as amended, permits us greater flexibility to negotiate the terms of co-investments if our board of trustees determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment strategies and policies.
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
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s-length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
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
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.
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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in the Company. In August 2018 and September 2024, Golub Capital sold passive, non-voting minority stakes in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
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
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of the Company and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our shareholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.

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
We will be subject to corporate-level income tax if we are unable to qualify for taxation as a RIC.
In order to qualify for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of our net short-term capital gains over our net long-term capital losses), determined without regard to any deduction for dividends paid, to our shareholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for taxation as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify for taxation as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our shareholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify for taxation as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders. See “ Business —Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We could need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify for taxation as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid to our shareholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as accrued market discount, as well as income attributable to debt instruments with PIK interest, preferred shares with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our shareholders in order to maintain our treatment as a RIC.
In such a case, we could have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify for taxation as a RIC and thus become subject to corporate-level income tax. See “Business — Taxation as a RIC.”
Our shareholders could receive our Common Shares as distributions, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in our Common Shares at the election of each shareholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company to distribute its own shares as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is currently required to be at least 20% of the aggregate declared distribution. The IRS has also issued private letter rulings on cash/share dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in shares) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current or accumulated earnings and profits for federal income tax purposes.
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
We could issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our initial shareholder of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of May 18, 2023, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to a business development company. In other words, we are able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2024, we had $1,588.5 million of outstanding borrowings, including $432.9 million outstanding under the 2023 Debt Securitization.
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
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of trustees’ assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.85x to 1.25x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Shares as of September 30, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-27.71%	-17.57%	-7.43%	2.71%	12.86%

(1) Assumes $3,513.5 million in total assets, $1,588.5 million in debt outstanding and $1,732.3 million in net assets as of September 30, 2024 and an effective interest rate for the year ended September 30, 2024 of 8.10%.

Based on our outstanding indebtedness of $1,588.5 million as of September 30, 2024 and the effective annual interest rate of 8.10% as of that date, our investment portfolio would have been required to experience an annual return of at least 7.65% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the 2023 Debt Securitization.
As a result of the 2023 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this Annual Report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entity that issued the notes in the 2023 Debt Securitization was the 2023 Issuer (such special purpose entity, a “Securitization Issuer”). The 2023 Issuer is a wholly-owned subsidiary of the 2023 CLO Depositor (the “CLO Depositor”), which is wholly-owned subsidiary of the Company. In the 2023 Debt Securitization, institutional investors purchased certain notes issued by the Securitization Issuer in a private placement.
We are subject to certain risks as a result of our direct or indirect interests in the junior notes and membership interests of the Securitization Issuer.
Under the terms of the master loan sale agreement, dated as of September 21, 2023, by and among GCRED, as the seller, the CLO Depositor, as intermediate seller and 2023 Issuer, as buyer (the "Master Loan Sale Agreement") entered into in connection with the 2023 Debt Securitization, we sold and/or contributed to the Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the Securitization Issuer held all of the ownership interest in such portfolio loans and participations.
Under the terms of the Master Loan Sale Agreement, which provides for the sale of assets from time to time after the closing date from us to the Securitization Issuer through the CLO Depositor, (1) we may sell and/or contribute to the CLO Depositor our ownership interest in certain portfolio company investments for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (2) the CLO Depositor, in turn, shall sell to the Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the Master Loan Sale Agreement. Following these transfers, the Securitization Issuer, and not the CLO Depositor or us, will hold all of the ownership interest in such portfolio company investments.
As of September 30, 2024, we held indirectly through the CLO Depositor, the Subordinated 2023 Notes and 100% of the membership interests in the 2023 Issuer. As a result, we consolidate the financial statements of the 2023 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Because each of the Securitization Issuer and the CLO Depositor is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or the CLO Depositor to the Securitization Issuer or by us to the CLO Depositor did not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We could, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
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
The notes issued by the Securitization Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the Securitization Issuer in the 2023 Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the Securitization Issuer. For example, under the terms of the Class A-1 Senior Secured Floating Rate Notes, holders of the Class A-1 Senior Secured Floating Rate Notes have the right to receive payments of principal and interest prior to the 2023 CLO Depositor.
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
We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we could issue as well as to pay distributions on our Common Shares. Any debt securities that we issue are structurally subordinated to the obligations of our subsidiaries.
We are a holding company and fund a majority of our investments through wholly-owned subsidiaries, and a majority of the assets that we hold directly are the equity interests in such subsidiaries, including any subordinated notes issued as part of our debt securitization transactions, which notes represent the residual claimant on distributions by the applicable securitization subsidiary. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of payments on any subordinated notes, dividends, and other distributions, any of which could be subject to restriction or limitations based on the organizational documents and the agreements governing the debt of any such subsidiary. In addition, because we are a holding company, any debt securities that we have issued or may issue in the future will be structurally subordinated to the obligations of our subsidiaries. In the event that one of our subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, its assets will be used first to satisfy the claims of its creditors. Consequently, any claim by us or our creditors, including holders of any debt securities that we have issued or could issue, against any subsidiary will be structurally subordinated to all of the claims of the creditors of such subsidiary. We cannot assure security holders that they will receive any payments required to be made under the terms of any debt securities that we could issue, dividends or other distributions.
We could default under our credit facilities.
In the event we default under a credit facility or other borrowings, our business could be adversely affected as we could be forced to sell a portion of our investments quickly and prematurely at what could be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could have a material adverse effect on us, GC Advisors and our portfolio companies.
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and could in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.
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
Our investments could include original issue discount and payment-in-kind instruments.
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
•original issue discount and PIK instruments could have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the GC Advisor’s future base management fees which, thus, increases the GC Advisor’s future income incentive fees at a compounding rate;
•market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and could be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes could have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that could require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; an
•original issue discount could create a risk of non-refundable cash payments to GC Advisors based on non-cash accruals that could never be realized.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our valuation designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of trustees. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our valuation designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” most if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under

Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our valuation designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “General Risk Factors—We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Our valuation designee has retained the services of one or more independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our valuation designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our valuation designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our valuation designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our valuation designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.
Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to the financial crises of 2008-2009, the global COVID-19 pandemic and more recently, to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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
We could not be able to obtain all required state licenses.
We could be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.
Compliance with the SEC’s Regulation Best Interest could negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, prescribes the standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in any offering of our securities cannot be determined at this time, but it could negatively impact whether broker-dealers and their associated persons recommend the Company to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to us exist and could have lower expenses and/or lower investment risk than us. Under Regulation Best Interest, broker-dealers must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital, it would harm our ability to create a diversified portfolio of investments, particularly during the early periods of our operations, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.
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
GC Advisors can resign on 120 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
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
The Administrator can resign on 60 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
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
Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends could see their percentage stake in GCRED increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our Common Shares could be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in any public or private offering and the time we invest the net proceeds. Our proportion of privately negotiated investments could be lower than expected. We could also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage could at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash could be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
In the event we are unable to find suitable investments such cash could be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash could adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition could be adversely affected.

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
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.
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

We are subject to risks to the extent we invest in covenant-lite loans.

“Covenant-lite” loans contain fewer maintenance covenants than other loans, or no maintenance covenants, and do not always include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans can carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or not permitted under loan agreements with a full package of covenants. In an event of default, covenant-lite loans could result diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or to restructure the loan prior to default.

We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.
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
If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we could make, our expenses could be higher relative to our total assets, and the value of your investment in us could be reduced in the event our assets under-perform.
Amounts that we raise could not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments could be decreased and the returns achieved on those investments could be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we could not achieve certain economies of scale and our expenses could represent a larger proportion of our total assets.
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
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2024, we were invested in securities of twenty-three non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets ”under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.

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
We have and could, in the future, enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our shareholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. Use of these hedging instruments could include counterparty credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
The success of any hedging transactions that we enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we have and could enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we would not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.

We could suffer losses from our equity investments.
While our investment portfolio is focused on loans, we are also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance, market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. We also could be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell our underlying equity interests.
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
Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities could not be suitable for someone with a lower risk tolerance. In addition, our Common Shares are intended for long-term investors and should not be treated as a trading vehicle.
There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
We have made, and continue to make, distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of trustees and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of trustees could deem relevant from time to time. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of offerings of our Common Shares or from borrowings in anticipation of future cash flow, which could constitute a return of shareholders’ capital. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a shareholder’s basis in our Common Shares and could therefore increase such shareholder’s tax liability for capital gains upon the future sale or other disposition of such Common Shares. A return of capital distribution could cause a shareholder to recognize a capital gain from the sale of our Common Shares even if the shareholder sells its shares for less than the original purchase price. Distributions from the proceeds of offerings of our Common Shares or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.
We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from offerings of our Common Shares, to fund distributions (which could reduce the amount of capital we ultimately invest in assets).
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
The Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or could incur in the future.
The Unsecured Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have outstanding as of the date of issuance of the Unsecured Notes or that we may incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. A substantial portion of our assets are currently pledged as collateral under the 2023 Debt Securitization and the SMBC Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries could assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets could be used to pay other creditors, including the holders of the Unsecured Notes. As of September 30, 2024, we had an aggregate of approximately $0.7 billion of outstanding borrowings under the 2023 Debt Securitization and the SMBC Credit Facility, which is secured and thus effectively senior to the Unsecured Notes.
The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Unsecured Notes are obligations of the Company exclusively and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Unsecured Notes and the Unsecured Notes are not required to be guaranteed by any subsidiaries we could acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Unsecured Notes are structurally subordinated, or junior, to the SMBC Credit Facility, 2023 Debt Securitization and other liabilities (including trade payables) incurred by any of our existing or future subsidiaries, financing vehicles or similar facilities. All of the existing indebtedness of our subsidiaries is structurally senior to the Unsecured Notes.

In addition, our subsidiaries and any additional subsidiaries that we could form could incur substantial additional indebtedness in the future, all of which would be structurally senior to the Unsecured Notes.

The note purchase agreement governing the 2027 Notes and the indenture governing the 2029 Notes contains limited protection for holders of the 2027 Notes and 2029 Notes.
The note purchase agreement governing the 2027 Notes offers limited protection to the holders of the 2027 Notes and the indenture governing the 2029 Notes offers limited protection to holders of the 2029 Notes. The terms of the note purchase agreement and the 2027 Notes and the terms of the indenture and the 2029 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the Unsecured Notes. In particular, the terms of the note purchase agreement and the 2027 Notes and the terms of the indenture and the 2029 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari-passu, or equal, in right of payment to the 2027 Notes or the 2029 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2027 Notes or the 2029 Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the 2027 Notes and the 2029 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2027 Notes and 2029 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations could be amended or superseded, giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2027 Notes or 2029 Notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
Furthermore, the terms of the note purchase agreement and the 2027 Notes and the terms of the indenture and the 2029 Notes do not protect holders of the 2027 Notes or the 2029 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the note purchase agreement governing the 2027 Notes and certain events of default under the indenture governing the 2029 Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the 2027 Notes or the 2029 Notes and could have important consequences for holders of the 2027 Notes and the 2029 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2027 Notes or the 2029 Notes or negatively affecting the trading value of the 2027 Notes or the 2029 Notes.

Certain of our current debt instruments include more protections for their holders than the note purchase agreement and the 2027 Notes and the indenture and the 2029 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the note purchase agreement and the 2027 Notes and/or the indenture and the 2029 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2027 Notes and the 2029 Notes.
If an active trading market for the Unsecured Notes does not develop, holders could not be able to resell them.
The 2029 Notes could or could not have an active trading market. We do not intend to apply for listing of any of the Unsecured Notes on any securities exchange or for quotation of any of the Unsecured Notes on any automated dealer quotation system. If no active trading market develops, holders could not be able to resell the 2027 Notes or the 2029 Notes at their fair market value or at all. If the 2027 Notes or 2029 Notes are traded after their initial issuance, they could trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will develop for any of the Unsecured Notes, that holders will be able to sell the 2027 Notes or the 2029 Notes at a particular time or that the price received when sold will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2027 Notes or the 2029 Notes could be harmed. Accordingly, holders could be required to bear the financial risk of an investment in the Unsecured Notes for an indefinite period of time.
If we default on our obligations to pay our other indebtedness, we could not be able to make payments on the Unsecured Notes.
Any default under the agreements governing our indebtedness, including the 2023 Debt Securitization, SMBC Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Unsecured Notes and substantially decrease the market value of the Unsecured Notes.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our current indebtedness or other debt we could incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders or holders under the agreements governing our indebtedness, or other indebtedness that we could incur in the future, to avoid being in default. If we breach our covenants under the 2023 Debt Securitization, the SMBC Credit Facility or other debt and seek a waiver, we could not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.
If we are unable to repay debt, lenders or holders having secured obligations, including the lenders and holders under the 2023 Debt Securitization could proceed against the collateral securing the debt. Because the SMBC Credit facility has customary cross-default provisions, we could be unable to repay or finance the amounts due if the indebtedness thereunder or under any future credit facility is accelerated. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that could be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.

Our current indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the Unsecured Notes and our other debt.

The use of debt could have significant consequences on our future operations, including:
•making it more difficult for us to meet our payment and other obligations under the Unsecured Notes and our other outstanding indebtedness;
•resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our financing arrangements, which event of default could result in substantially all of our debt becoming immediately due and payable;
•reducing the availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our financing arrangements; and
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Unsecured Notes and our other debt. Our ability to meet our payment and other obligations under our financing arrangements depends on our ability to generate significant cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our financing arrangements or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Unsecured Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we could need to refinance or restructure our debt, including the Unsecured Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we could not be able to meet our payment obligations under the Unsecured Notes and our other debt.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2027 Notes or the 2029 Notes, if any, or change in the debt markets, could cause the liquidity or market value of the 2027 Notes and/or 2029 Notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2027 Notes, the 2029 Notes or other debt securities we could issue. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2027 Notes or the 2029 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and could be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of the 2027 Notes or the 2029 Notes of any changes in our credit ratings.
An increase in market interest rates could result in a decrease in the market value of the Unsecured Notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Unsecured Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if market interest rates increase, the market values of the Unsecured Notes with fixed interest rates could decline. We cannot predict the future level of market interest rates.
The optional redemption provision could materially adversely affect the return on the Unsecured Notes.
The Unsecured Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We could choose to redeem the Unsecured Notes at times when prevailing interest rates are lower than the interest rate paid on the Unsecured Notes. In this circumstance, holders could not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Unsecured Notes being redeemed.

We could be unable to prepay the 2027 Notes upon a Change in Control or to repurchase the 2029 Notes upon a Change of Control Repurchase Event.
We could be unable to prepay the 2027 Notes upon a Change in Control (as defined in the note purchase agreement governing the 2027 Notes) or to repurchase the 2029 Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the 2029 Notes) if we do not have sufficient funds. Upon a Change in Control, holders of the 2027 Notes could require us to prepay the 2027 Notes at 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the date of prepayment plus any applicable Breakage Amount (as defined in the note purchase agreement governing the 2027 Notes). Upon a Change of Control Repurchase Event, holders of the 2029 Notes could require us to repurchase for cash some or all of the 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to prepay the 2027 Notes or to purchase such tendered 2029 Notes upon the occurrence of such Change in Control or Change of Control Repurchase Event would cause an event of default under the note purchase agreement governing the 2027 Notes or the indenture governing the 2029 Notes, as applicable, and a cross-default under the agreements governing certain of our other indebtedness, which could result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately.

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
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which could be required by the preferred shares, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred shares, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred shares, debt securities or convertible debt. In addition, we would pay (and the holders of our Common Shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt or any combination of these securities. Holders of preferred shares, debt securities or convertible debt could have different interests than holders of Common Shares and could at times have disproportionate influence over our affairs.
Holders of any preferred shares that we could issue will have the right to elect members of the board of trustees and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our Common Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our treatment as a RIC for U.S. federal income tax purposes.

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
If we issue debt securities that are redeemable at our option, we could choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if our debt securities are subject to mandatory redemption, we could be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, investors in our debt securities could not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022 and more recently the increased conflict between Israel and Hamas, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic.

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
The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and Israel and Hamas and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not occur or will not worsen if they do. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
The occurrence of any of these above event(s) could have a significant adverse impact on the value and risk profile of the Company’s portfolio. The Company does not know when or how long the securities markets could be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions could have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications. Additionally, should the U.S economy be adversely impacted by increased volatility in the global financial markets, loan and asset growth and liquidity conditions at U.S. financial institutions, could deteriorate.
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
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued and became effective with respect to CLOs on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules define the sponsor as the party that “organizes and initiates a securitization transaction by selling or transferring assets, either directly or indirectly, including through an affiliate.” In the case of securitizations in which the assets being securitized are primarily transferred from the balance sheet of a corporate parent (or one or more subsidiaries or affiliates thereof), that corporate parent entity typically organizes and initiates the transaction in connection with such transfer and, therefore, would be considered a “sponsor” for U.S. Risk Retention Rules purposes. Although the preamble to the rule text in the U.S. Risk Retention Rules suggests the collateral manager of a CLO would be the sponsor of such transaction, based upon the definition of “sponsor” in the U.S. Risk Retention Rules and the DC Circuit Court Decision, GCRED would be considered to be a “sponsor” as of the closing date, due to its direct and/or indirect transfer of assets to the 2023 Issuer (such indirect transfer inclusive, for the avoidance of doubt, of affiliates of GCRED selling assets to the 2023 Issuer) on and prior to the closing date. However, there can be no assurance, and no representation is made, that any governmental authority will agree that such is the case. It is possible that a change in interpretation of the U.S. Risk Retention Rules occurs following the closing date of the 2023 Debt Securitization such that GCRED would no longer qualify as the “sponsor” of this transaction, and instead an affiliate of GCRED (including GC Advisors or its affiliates) would be the appropriate sponsor. If such a change in interpretation occurs, the 2023 Depositor and/or GC Advisors may, but will have no obligation to, cause a transfer of the U.S. Retention Interest such that the “sponsor” and the U.S. Retention Provider will be in compliance with the U.S. Risk Retention Rules. The U.S. Risk Retention Rules provide that if there is more than one “sponsor” of a securitization transaction, each "sponsor" is to ensure that at least one “sponsor” (or its “majority-owned affiliate”) retains the requisite U.S. Retention Interest. At this time, however, there are a number of unresolved questions, little regulatory guidance, and no established line of authority, precedent or market practice with respect to what is required to comply with the U.S. Risk Retention Rules in certain circumstances, and therefore there can be no assurance that the credit risk retention and disclosures contemplated herein will enable the U.S. Retention Provider to comply with the U.S. Risk Retention Rules.
On February 9, 2018, the United States Court of Appeals for the District of Columbia ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) and reversed a lower court decision in favor of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System with instructions to grant summary judgment in favor of the LSTA on the issue of whether the U.S. Risk Retention Rules apply to collateral managers of “open market” CLOs under Section 941 of the Dodd-Frank Act (the “DC Circuit Court Decision"). The DC Circuit Court Decision became effective on April 5, 2018. As of the date hereof, CLO managers of "open-market CLOs” (as defined in the DC Circuit Court Decision) will no longer be required to comply with the U.S. Risk Retention Rules.

The collateral manager and the U.S. Retention Provider do not believe that this transaction is an “open-market CLO”, due primarily to the fact that the collateral obligations acquired by the Issuer are, and the additional collateral obligations to be acquired by the Issuer are expected to primarily or exclusively be, assets transferred, directly or indirectly, from the E.U./U.K. Retention Provider. As a result, the collateral manager and the U.S. Retention Provider believe that the U.S. Risk Retention Rules apply to this transaction. However, if the collateral manager and the U.S. Retention Provider were to conclude, on the basis of future guidance, evolving market practice or otherwise, that the business development company (“BDC”) is not an appropriate “sponsor” and an affiliate of the BDC (including the collateral manager or its affiliates) would be an appropriate “sponsor,” then the U.S. Retention Provider may, but will have no obligation to, transfer the U.S. Retention Interest to such affiliate or a majority-owned affiliate thereof, although there can be no assurance that such transfer will not be challenged by a regulatory authority or ultimately determined to be in violation of the U.S. Risk Retention Rules.
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
We incur significant costs as a result of having securities registered under the Exchange Act.
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
We could invest through various joint ventures.
From time to time, the Company could hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner could become bankrupt or could at any time have economic or business interests or goals that are inconsistent with those of us, the risk that a joint venture partner could be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner could have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we could, in certain cases, be liable for actions of its joint venture partners. The joint venture’s in which we participate could sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which could reduce our return on equity. Additionally, our joint venture investments could be held on an unconsolidated basis and at times could be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. We do not intend to create or acquire primary control of any entity that primarily engages in investment activities in securities and other assets other than joint ventures or entities wholly owned by us.
We are subject to risks associated with investing alongside other third parties.
We invest in joint ventures alongside third parties through joint ventures, partnerships or other entities in the future. Such investments could involve risks not present in investments where a third party is not involved, including the possibility that such third party could at any time have economic or business interests or goals which are inconsistent with ours, or could be in a position to take action contrary to our investment objectives. In addition, we could in certain circumstances be liable for actions of such third party.
More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party could take actions that are inconsistent with our interests. For example, the third party could decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture could also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
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

Failure or alleged failure to comply with applicable data protection and privacy laws and regulations could subject us to ongoing costs and, in some cases, fines and reputational harm.
We and GC Advisors and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Act (2021 Revision), and the California Consumer Privacy Act of 2018, as amended, are recent examples of such laws, and we anticipate new privacy and data protection laws and regulations will be passed in other jurisdictions in the future. For example, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, GC Advisors and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we, GC Advisors or its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for us, GC Advisors or its affiliates to collect, store, use, transmit and process personal information.
The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us, GC Advisors or its affiliates, and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our, GC Advisors or its affiliates’ ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial conditions and results of operations, including affecting investment returns.
While we, GC Advisors and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we and GC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we or GC Advisors or its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.
Cybersecurity risks and cyber incidents could adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Increased use of remote work environments and increasing use of cloud-based service providers could create a heightened risk of a cyber incident.

Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks may not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we may invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies.
Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we could make additional investments in that portfolio company as “follow-on” investments in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments could, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or could result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we could elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements (including our order) or the desire to achieve or maintain our RIC tax treatment.

Special considerations for certain benefit plan investors.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the regulations promulgated by the U.S. Department of Labor, as modified by Section 3(42) of ERISA, and the Plan Asset Regulations. In this regard, to the extent any class of our Common Shares is not considered “publicly-offered securities” within the meaning of the Plan Asset Regulations we intend to satisfy another exception to holding “plan assets” within the meaning of the Plan Asset Regulations, including limiting investment by, or prohibiting investment from, “benefit plan investors” in one or more classes of our Common Shares. However, there can be no guarantee or assurance that the conditions of the “publicly-offered security” exception or another exception under the Plan Asset Regulations or another exception to the Plan Asset Regulations will be satisfied.
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
In this respect we may require any person proposing to acquire our Common Shares to furnish such information as could be necessary to determine compliance with an exception under ERISA or the Plan Asset Regulation, including whether such person is a benefit plan investor. In addition, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares and (b) prohibit any redemption of our Common Shares if GC Advisors determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all of our Common Shares shall be subject to such terms and conditions.
Prospective investors should carefully review the matters discussed under “Certain ERISA Considerations” in GCRED’s registration statement and should consult with their own advisors as to the consequences of making an investment in GCRED.
The NAV and net offering price of our shares could fluctuate significantly.
The NAV and net offering price and liquidity, if any, of the market for our shares could be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
•general economic trends and other external factors; and

•loss of a major funding source.
We and/or our portfolio companies could be materially and adversely impacted by global climate change.
Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies could face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.
We are subject to risks related to corporate social responsibility.
Businesses, including ours, face increasing public scrutiny related to environmental, social and governance, or ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, certain major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors could not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose GC Advisors to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of GC Advisors and other third-party service providers. GC Advisors manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

GC Advisors has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. GC Advisors’ cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. GC Advisors actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on GC Advisors to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on GC Advisors’ risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of GC Advisors when identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.

Board Oversight of Cybersecurity Risks

The board of trustees provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The board of trustees receives periodic updates from the Company’s Chief Financial Officer (“CFO”) and Chief Compliance Officer (“CCO”) regarding the overall state of GC Advisors’ cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

GC Advisors’ internal cybersecurity team, headed by GC Advisors’ Chief Information Officer (“CIO”), are responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Company’s CCO and a Disclosure Committee that is headed by the Company’s CFO (the “Disclosure Committee”), are responsible for assessing and managing material risks from cybersecurity threats that impact the Company.

The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The Company’s CFO has been responsible for this oversight function as CFO to the Company since the Company commenced operations on June 30, 2023 and has worked in the financial services industry for more than eighteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The Company’s CCO has been responsible for this oversight function as CCO to the Company since the Company commenced operations on June 30, 2023 and has worked in the financial services industry for more than twenty years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company. The Advisors’ CIO has been responsible for her function for over four years and has worked in the financial services industry for more than fifteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.

Management of the Company, including the CCO and the Company’s Disclosure Committee, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of GC Advisors.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on a regular basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator could, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Share Issuances

We offer on a continuous basis up to $5.0 billion of Common Shares pursuant to an offering registered with the SEC. We have received an exemptive order from the SEC that permits us to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares with, among others, different ongoing shareholder servicing and/or distribution fees (the “Public Offering”). Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares.

As of November 26, 2024, we had 5,982 Class I shareholders of record and 428 Class S shareholders of record.

In connection with the Public Offering, we sell shares at an offering price per share as determined in accordance with our share pricing policy. Under such policy, in connection with each monthly closing on the sale of shares of Class S shares, Class D shares and Class I shares, our board of trustees has authorized GC Advisors to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Common Shares in the Public Offering during the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Net Offering Price Per Share
For the Month Ended	Class I	Class S
Year ended September 30, 2024
October 31, 2023	$25.00	$—
November 30, 2023	25.07	—
December 31, 2023	25.07	—
January 31, 2024	25.02	—
February 29, 2024	25.06	—
March 31, 2024	25.17	—
April 30, 2024	25.15	25.15
May 31, 2024	25.19	25.19
June 30, 2024	25.12	25.12
July 31, 2024	25.08	25.08
August 31, 2024	25.12	25.12
September 30, 2024	25.10	25.10

Period from June 30, 2023 (commencement of operations) to September 30, 2023
July 31, 2023	$25.00	$—
August 31, 2023	25.05	—
September 30, 2023	25.00	—

Distributions

Our distributions, if any, are determined by the board of trustees. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our shareholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.
The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our Common Shares for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023.

Class I
Record Dates	Payment Dates	Net Distribution Per Share	Total Dividends Declared
Year ended September 30, 2024
October 31, 2023	November 29, 2023	$0.2100	$5,501
November 30, 2023	December 29, 2023	0.2200	5,798
December 30, 2023	January 30, 2024	0.2200	6,053
January 31, 2024	February 28, 2024	0.2200	8,255
February 29, 2024	March 29, 2024	0.2200	8,641
March 31, 2024	April 29, 2024	0.2200	9,201
April 30, 2024	May 30, 2024	0.2200	10,107
May 31, 2024	June 28, 2024	0.2200	10,997
June 30, 2024	July 30, 2024	0.2200	11,800
July 31, 2024	August 30, 2024	0.2200	12,628
August 31, 2024	September 27, 2024	0.2200	13,621
September 30, 2024	October 30, 2024	0.2200	14,602
Total		$2.6300	$117,204

Period from June 30, 2023 (commencement of operations) to September 30, 2023
July 31, 2023	August 29, 2023	$0.2100	$5,463
August 31, 2023	September 29, 2023	0.2100	5,475
September 30, 2023	October 30, 2023	0.2100	5,488
Total		$0.6300	$16,426

Class S
Record Dates	Payment Dates	Net Distribution Per Share	Total Dividends Declared
Year ended September 30, 2024
April 30, 2024	May 30, 2024	$0.2022	$165
May 31, 2024	June 28, 2024	0.2022	212
June 30, 2024	July 30, 2024	0.2022	292
July 31, 2024	August 30, 2024	0.2022	387
August 31, 2024	September 27, 2024	0.2022	437
September 30, 2024	October 30, 2024	0.2022	533
Total		$1.2132	$2,026

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

Distribution and Servicing Plan
On April 4, 2023, our board of trustees approved a Distribution and Servicing Plan and on May 3, 2024 the Distribution and Servicing Plan was amended and approved for an additional one-year period. The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S Shares, Class D Shares and Class I Shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	N/A
The shareholder servicing and/or distribution fees paid under the Distribution and Servicing Plan are used primarily to compensate the Managing Dealer for such services provided in connection with the offering and sale of our shares, and/or to reimburse the Managing Dealer for related expenses incurred, including payments by the Managing Dealer to compensate or reimburse brokers, other financial institutions or other industry professionals, for distribution services and sales support services provided and related expenses. Payments of the shareholder servicing and/or distribution fee are also used to compensate the Managing Dealer for personal services and/or the maintenance of shareholder accounts services provided to shareholders in the related share class and could be made without regard to expenses actually incurred.

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

Share Repurchase Program
At the discretion of our board of trustees, we have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding as of the close of the previous calendar quarter. The board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

The following table presents share repurchases completed under the share repurchase program during the quarter ended September 30, 2024.

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)
August 1, 2024	65,726.334	0.12%	$25.12	June 30, 2024	$1,640	—

(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 12. Net Assets.”

Recent Sales of Unregistered Securities

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

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, or other large scale events;
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
•general economic and political trends and other external factors;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
•elevated levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, or other large scale events;
•turmoil in Ukraine and Russia and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in May 2022 as a Delaware statutory trust and commenced operations on June 30, 2023.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we could also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of October 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of trustees of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under the Investment Advisory Agreement, dated as of April 28, 2023 and as amended and restated on November 17, 2023 and as renewed on May 3, 2024 for an additional one-year period, we have agreed to pay GC Advisors an annual base management fee based on the value of our net assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent trustees) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
We seek to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) directly or indirectly in private credit investments (loans, bonds and other credit and related instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. We expect to make investments that typically will have position sizes under 1% of our portfolio, on average. We expect to selectively invest more than 1% of capital in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which could result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization.

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
As of September 30, 2024 and 2023, our portfolio at fair value was comprised of the following:

	As of September 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$726,380	22.2%	$216,911	18.4%
One stop	2,517,780	77.1	961,628	81.6
Second lien	5,937	0.2	—	—
Subordinated debt	3,758	0.1	—	—
Equity	11,443	0.4	94	0.0 *
Total	$3,265,298	100.0%	$1,178,633	100.0%

*    Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2024 and 2023, one stop loans included $257.8 million and $86.5 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of September 30, 2024 and 2023, senior secured loans included $667.3 million and $162.4 million, respectively, of BSL loans at fair value.
As of September 30, 2024 and 2023, we had debt and equity investments in 249 and 153 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments and the weighted average income yield and weighted average investment income yield of our total portfolio company investments for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Weighted average income yield(1)*	11.4%	12.1%
Weighted average investment income yield(2)*	11.8%	12.6%
Weighted average income yield of total investments*(3)	11.3%	12.1%
Weighted average investment income yield of total investments*(4)	11.8%	12.6%

*    Amounts for the period from June 30, 2023 (commencement of operations) to September 30, 2023 are annualized.
(1)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(3)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(4)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio investments, and does not represent a return to any investor in us.
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
In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Estimates - Revenue Recognition.” We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.
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

Recent Developments

We received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective October 1, 2024
Class I	$93.2 million
Class S	$9.1 million
Approximate subscriptions effective November 1, 2024
Class I	$89.2 million
Class S	$5.6 million

On October 30, 2024, we issued 197,076.899 Class I Shares and 10,731.076 Class S Shares through the DRIP.

We repurchased 591,629.063 of our Class I Shares pursuant to the tender offer to repurchase up to 5% of our Class I Shares and Class S Shares outstanding as of June 30, 2024 that commenced on September 25, 2024 and closed on November 1, 2024.

On November 22, 2024, we entered into the third amendment to the SMBC Credit Facility (the “Third SMBC Amendment”) . The Third SMBC Amendment, among other things, (a) increased the total commitment facility amount from $1,115.0 million to $1,240.0 million through the addition of new lenders, (b) extended the maturity date to November 22, 2029, (c) reduced the applicable margin on borrowings under the SMBC Facility to 0.875% for any ABR Loan and 1.875% for any Term Benchmark Loan or RFR Loan and (d) reduced the commitment fee on the daily unused portion of commitments to 0.35% per annum.

Our board of trustees declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
August 2, 2024	October 31, 2024	November 27, 2024	$0.2200
November 14, 2024	November 30, 2024	December 27, 2024	$0.1875
November 14, 2024	December 30, 2024	January 30, 2025	$0.1875
November 14, 2024	December 30, 2024	January 30, 2025	$0.0050
November 14, 2024	January 31, 2025	February 27, 2025	$0.1875
Class S Distributions
August 2, 2024	October 31, 2024	November 27, 2024	$0.2200
November 14, 2024	November 30, 2024	December 27, 2024	$0.1875
November 14, 2024	December 30, 2024	January 30, 2025	$0.1875
November 14, 2024	December 30, 2024	January 30, 2025	$0.0050
November 14, 2024	January 31, 2025	February 27, 2025	$0.1875

Consolidated Results of Operations

Consolidated operating results for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023(1) are as follows:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
	(In thousands)
Interest income	$214,332	$31,407
Payment-in-kind interest income	6,844	601
Accretion of discounts and amortization of premiums	8,612	1,196
Non-cash dividend income	29	—
Fee income	570	132
Total investment income	230,387	33,336
Net expenses	115,288	16,381
Net investment income - before tax	115,099	16,955
Excise and income tax	109	—
Net investment income - after tax	114,990	16,955
Net realized gain (loss) on investment transactions	(6,457)	1,596
Net change in unrealized appreciation (depreciation) on investment transactions	11,835	(587)
Net realized gain (loss) on sale/extinguishment of debt	1,274	(1,541)
Net increase in net assets resulting from operations	$121,642	$16,423
Average earning portfolio company investments, at fair value	$1,945,690	$1,039,637
Average earning preferred equity investments, at fair value	$275	$—

As we commenced operations on June 30, 2023, no income was earned prior to June 30, 2023. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

The annualized income yield by debt security type for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 are as follows:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Senior secured	9.7%	11.0%
One stop	11.6%	11.3%
Second lien	14.1%	—%
Subordinated debt	12.4%	—%

The income yield on senior secured loans decreased slightly for the year ended September 30, 2024 as compared to the period from June 30, 2023 (commencement of operations) to September 30, 2023 primarily due to the impact of spread compression on new investments, amendments to existing loans, and, to a lesser extent lower interest base rates in the month of September 2024.

(1) No comparative variance analysis was performed for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 due to fiscal year 2023 commencing on June 30, 2023, concurrent with our commencement of operations.

The income yield on one stop loans increased for the year ended September 30, 2024 as compared to the period from June 30, 2023 (commencement of operations) to September 30, 2023 primarily due to higher interest base rates outstanding for the nine months ended June 30, 2024 as compared to the period from June 30, 2023 (commencement of operations) to September 30, 2023, that was partially offset by moderating investment spreads and, to a lesser extent, reduced interest base rates in the month of September 2024. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.0% of our loan portfolio at fair value as of September 30, 2024 is subject to an interest rate floor. As of September 30, 2024 and 2023, the weighted average base floor of our loans was 0.67% and 0.73%, respectively.

As of September 30, 2024, we have second lien investments in one portfolio company and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023(1):

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
	(In thousands)
Interest expense and other debt financing expenses	$70,685	$10,637
Amortization of deferred debt issuance costs	2,713	87
Base management fee	14,154	2,049
Income incentive fee, net of waiver	16,592	2,034
Capital gain incentive fee accrual (reversal) under GAAP	757	—
Professional fees	7,587	1,414
Administrative service fee	1,976	212
General and administrative expenses	428	1,205
Distribution and shareholder servicing fees	178	—
Expense support	(667)	(1,257)
Expense support recoupment	885	—
Net expenses	$115,288	$16,381
Average debt outstanding	$926,243	$535,035
Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%. For period from June 30, 2023 (commencement of operations) to September 30, 2023, the Income Incentive Fee irrevocably waived by GC Advisors was $0.3 million.

(1) No comparative variance analysis was performed for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 due to fiscal year 2023 commencing on June 30, 2023, concurrent with our commencement of operations

As of September 30, 2024 and 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2024, there was $0.8 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

For year ended September 30, 2024, the accrual of capital gain incentive fee under GAAP was $0.8 million. There was no accrual of capital gain incentive fee under GAAP for the period from June 30, 2023 (commencement of operations) to September 30, 2023. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2024 and 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

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

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 were $5.9 million and $3.4 million, respectively.

As of September 30, 2024 and 2023, included in accounts payable and other liabilities were $3.8 million and $3.6 million, respectively (which includes $1.0 million and $1.3 million, respectively, of unreimbursed Expense Support Payments), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023(1):

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
	(In thousands)
Net realized gain (loss) on investments	$(6,629)	$89
Net realized gain (loss) on foreign currency transactions	172	1,507
Net realized gain (loss) on investment transactions	$(6,457)	$1,596
Unrealized appreciation from investments	$20,706	$3,233
Unrealized (depreciation) from investments	(8,984)	(2,541)
Unrealized appreciation (depreciation) on foreign currency translation	113	(1,279)
Net change in unrealized appreciation (depreciation) on investment transactions	$11,835	$(587)
Net realized gain (loss) on sale/extinguishment of debt	$1,274	$(1,541)

(1) No comparative variance analysis was performed for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 due to fiscal year 2023 commencing on June 30, 2023, concurrent with our commencement of operations.

During the year ended September 30, 2024, we had a net realized loss of $6.5 million primarily driven by a realized loss recognized on the restructure of a portfolio company investment and $0.6 million of realized losses recognized on the sale of two BSL loans that were partially offset by $0.1 million of net realized gains on the partial sale of BSL loans and $0.2 million of net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the period from June 30, 2023 (commencement of operations) to September 30, 2023, we had a net realized gain of $1.6 million primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the year ended September 30, 2024, we had $20.7 million in unrealized appreciation on 177 portfolio company investments, which was offset by $9.0 million in unrealized depreciation on 97 portfolio company investments. Unrealized appreciation for the year ended September 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the year ended September 30, 2024 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we had $3.2 million in unrealized appreciation on 76 portfolio company investments, which was offset by $2.5 million in unrealized depreciation on 79 portfolio company investments. Unrealized appreciation for the period from June 30, 2023 (commencement of operations) to September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the period from June 30, 2023 (commencement of operations) to September 30, 2023 primarily resulted from the amortization of discounts during the fiscal year on recently originated loans.

For the year ended September 30, 2024, we had a realized gain on the sale of debt of $1.3 million, which represents the gain on sale of the previously retained Class A-2 CLO Notes to a third party. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we had a realized loss on extinguishment of debt of $1.5 million, which represents the unamortized discount on the notes issued under the CLO Vehicle Credit Facility at termination.

Liquidity and Capital Resources

For the year ended September 30, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $138.4 million. During the period, cash used in operating activities was $1,812.0 million, primarily as a result of purchases and fundings of portfolio investments of $2,450.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $397.8 million. During the same period, cash provided by financing activities was $1,950.4 million, primarily driven by borrowings on debt of $2,507.2 million and proceeds from the issuance of common shares of $1,045.8 million, that were partially offset by repayments of debt of $1,507.2 million and distributions paid of $76.5 million.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $51.3 million. During the period, cash used in operating activities was $1,154.1 million, primarily as a result of purchases and fundings of portfolio investments of $1,200.5 million, partially offset by proceeds from principal payments of $22.8 million. During the same period, cash provided by financing activities was $1,205.4 million, primarily driven by borrowings on debt of $1,117.4 million and proceeds from the issuance of common shares of $650.3 million, that were partially offset by repayments of debt of $544.3 million and distributions paid of $7.9 million.

As of September 30, 2024 and 2023, we had cash and cash equivalents of $170.6 million and $35.0 million, respectively. In addition, as of September 30, 2024 and 2023, we had foreign currencies of $2.6 million and $0.9 million, respectively, and restricted cash and cash equivalents of $16.4 million and $14.8 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility, which, as of September 30, 2024, allowed us to borrow up to $1,115.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2024 and 2023, we had outstanding debt under the SMBC Credit Facility of $223.9 million and $176.8 million, respectively. As of September 30, 2024 and 2023, subject to leverage and borrowing base restrictions, we had $891.1 million and $313.2 million, respectively, of remaining commitments and $677.2 million and $242.7 million, respectively, of availability on the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of September 30, 2024, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of September 30, 2024 and 2023, we had no amounts outstanding under the Adviser Revolver.

Debt Securitizations
2023 Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. On September 9, 2024, we sold the previously retained Class A-2 Notes to a third party and recognized a $1.3 million realized gain on the sale. The Class A-1 and Class A-2 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition. The Class A-1 Notes are included in the September 30, 2023 Consolidated Statements of Financial Condition as our debt. The Subordinated 2023 Notes were eliminated in consolidation. As of September 30, 2024 and 2023, we had outstanding debt under the 2023 Debt Securitization of $432.9 million and $395.5 million, respectively.

2027 Notes

On May 22, 2024, we entered into a master note purchase agreement governing the issuance of the 2027 Notes. Each of the Tranche A Notes, Tranche B Notes and Tranche C Notes remained outstanding as our debt as of September 30, 2024.

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

2029 Notes

On May 12, 2024, we issued $500.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of September 30, 2024.

On September 5, 2024, we entered into interest rate swaps on the 2029 Notes pursuant to which we agreed to (i) receive a fixed interest rate of 6.046% and pay a floating interest rate of three-month Term SOFR plus 2.7875% on the first $350.0 million of the 2029 Notes and (ii) receive a fixed interest rate of 6.046% and pay a floating interest rate of three-month Term SOFR plus 2.770% on the second $150.0 million of the 2029 Notes. The interest rate swap agreements were effective as of September 12, 2024. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2024, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 208.3% and GAAP debt-to-equity ratio 0.92x, respectively.

As of September 30, 2024 and 2023, we had outstanding commitments to fund investments totaling $676.6 million and $20.8 million, respectively. As of September 30, 2024, total commitments of $676.6 million included $174.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2024, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2024 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2024. As of September 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding interest rate swap agreements as of September 30, 2024. We had no interest rate swap agreements outstanding as of September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2024 and 2023, we had investments in 249 and 153 portfolio companies, respectively, with a total fair value of $3,265.3 million and $1,178.6 million, respectively.

The following table shows the asset mix of our new investment commitments for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2024		Period from June 30, 2023 (commencement of operations) to September 30, 2023
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$775,884	24.8%	$220,092	17.7%
One stop	2,333,151	74.6	1,020,647	82.3
Second lien	5,730	0.2	—	—
Subordinated debt	3,677	0.1	—	—
Equity	10,131	0.3	94	0.0 *
Total new investment commitments	$3,128,573	100.0%	$1,240,833	100.0%

* Represents an amount less than 0.1%

For the year ended September 30, 2024, we had approximately $397.8 million in proceeds from principal payments and sales of portfolio investments.

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we had approximately $22.8 million in proceeds from principal payments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$728,440	$727,390	$726,380	$218,131	$216,997	$216,911
One stop	2,538,097	2,498,133	2,517,780	977,668	962,485	961,628
Second lien	5,937	5,895	5,937	—	—	—
Subordinated debt	3,794	3,651	3,758	—	—	—
Equity	N/A	11,355	11,443	N/A	94	94
Total	$3,276,268	$3,246,424	$3,265,298	$1,195,799	$1,179,576	$1,178,633

(1)As of September 30, 2024, $383.9 million and $384.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2023, $55.4 million and $55.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of September 30, 2024 and 2023, we had no loans on non-accrual status. As of September 30, 2024 and 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 98.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of middle market investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Weighted average rate of new investment fundings	9.9%	11.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.8%	5.6%
Weighted average fees of new investment fundings	1.0%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	9.7%	9.0%

As of September 30, 2024, 96.1% and 96.0% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.4% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2024 and 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $75.5 million and $73.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$10,543	0.3%	$3,427	0.3%
4	3,169,294	97.1	1,152,235	97.8
3	85,461	2.6	22,971	1.9
2	—	—	—	—
1	—	—	—	—
Total	$3,265,298	100.0%	$1,178,633	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2024 and 2023.

	Weighted Average Price[1]
Category	As of September 30, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.5%	98.6%
Internal Performance Rating 3 (Performing Below Expectations)	91.7	97.1
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.3%	98.6%

(1)Includes only debt investments held as of September 30, 2024 and 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

Distributions

We have made and intend to make periodic distributions to our shareholders as determined by our board of trustees. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements included in this Annual Report.

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

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, our shareholders’ cash distributions will be automatically reinvested in additional Common Shares unless a shareholder specifically “opts out” of our dividend reinvestment plan. If a shareholder opts out, that shareholder will receive cash distributions. Although distributions paid in the form of additional Common Shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, shareholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

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
•On July 3, 2023, we have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. Through a series of amendments on December 19, 2023, March 21, 2024 and June 21, 2024, we amended the Adviser Revolver to increase the borrowing capacity from $50.0 million to $300.0 million.
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates. For further information on our significant accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report.

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith.

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our board of trustees, as permitted, has designated GC Advisors as the our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of the board of trustees.

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for the valuation function. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The Valuation Designee reviews these preliminary valuations. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The Valuation Designee discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and could require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the year ended September 30, 2024, certain debt investments with a fair value of $6.5 million transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $5.0 million transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy during the period from June 30, 2023 (commencement of operations) to September 30, 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2024, $615.7 million and $2,649.6 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, $139.9 million and $1,038.7 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, all interest rate swaps were valued using Level 2 inputs. As of September 30, 2024 and 2023, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

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

Valuation of Other Financial Assets and Liabilities

The fair value of the 2029 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of our remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of September 30, 2024 and 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2024, we recorded $0.1 million for U.S. federal excise tax. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we did not record any U.S. federal excise tax.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations could differ from net investment income and realized gains recognized for financial reporting purposes. Differences could be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification could result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Investment Adviser, as our valuation designee, subject to the oversight of our board of trustees based on, among other things, the input of independent third-party valuation firms engaged at the direction of the valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments could fluctuate from period to period, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2024 and 2023, the weighted average floor on loans subject to floating interest rates was 0.67% and 0.73%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 7 of our consolidated financial statements), the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A-1 Notes and Class A-2 Notes issued in connection with the 2023 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Tranche B Notes and Tranche C Notes have floating rate interest provisions based on SOFR and EURIBOR, respectively. We have entered into two interest rate swaps on the Tranche A Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.5975% and three-month SOFR plus a spread of 2.644%. We have entered into two interest rate swaps on the 2029 Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.7875% and three-month

SOFR plus a spread of 2.770%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(48,289)	$(29,136)	$(19,153)
Down 150 basis points	(36,217)	(21,852)	(14,365)
Down 100 basis points	(24,144)	(14,568)	(9,576)
Down 50 basis points	(12,072)	(7,284)	(4,788)
Up 50 basis points	12,072	7,284	4,788
Up 100 basis points	24,144	14,568	9,576
Up 150 basis points	36,217	21,852	14,365
Up 200 basis points	48,289	29,136	19,153

(1) Assumes applicable three-month base rate as of September 30, 2024, with the exception of SONIA and Prime that utilize the September 30, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the Adviser Revolver, the 2023 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We have and, in the future, could hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities could insulate us against adverse changes in interest rates, they could also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	113
Consolidated Statements of Financial Condition as of September 30, 2024 and 2023	114
Consolidated Statements of Operations for the year ended September 30, 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	115
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	116
Consolidated Statements of Cash Flows for the year ended September 30, 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	117
Consolidated Schedules of Investments as of September 30, 2024 and 2023	132
Notes to the Consolidated Financial Statements	140

Management’s Report on Internal Control over Financial Reporting

The management of Golub Capital Private Credit Fund (“GCRED,” and collectively with its subsidiaries, the “Company,” “we,” “us,” and “our”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of trustees regarding the preparation and fair presentation of published financial statements.
GCRED’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of GCRED, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future years are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of GCRED’s internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Golub Capital Private Credit Fund and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Private Credit Fund and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2024 and 2023, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Chicago, Illinois
November 26, 2024

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2024	September 30, 2023
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $3,246,424 and $1,179,576, respectively)	$3,265,298	$1,178,633
Cash and cash equivalents	170,615	35,045
Foreign currencies (cost of $2,324 and $1,166, respectively)	2,620	919
Restricted cash and cash equivalents	16,408	14,758
Interest receivable	32,459	17,136
Receivable for investments	9,201	9,900
Deferred offering costs	2,775	3,435
Net unrealized appreciation on derivatives	12,624	—
Other assets	1,521	4,230
Total Assets	$3,513,521	$1,264,056
Liabilities
Debt	$1,588,492	$572,270
Less unamortized debt issuance costs	(18,999)	(6,190)
Debt less unamortized debt issuance costs	1,569,493	566,080
Interest payable	10,673	1,472
Distributions payable	15,135	5,488
Management and incentive fees payable	11,656	4,083
Payable for investments purchased	165,315	28,969
Accrued trustee fees	225	63
Net unrealized depreciation on derivatives	1,963	—
Accounts payable and other liabilities	6,719	4,563
Total Liabilities	1,781,179	610,718
Commitments and Contingencies (Note 9)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 69,008,371.263 and 26,133,510.522 shares issued and outstanding as of September 30, 2024 and 2023, respectively.	690	261
Paid in capital in excess of par	1,727,522	652,789
Distributable earnings (losses)	4,130	288
Total Net Assets	1,732,342	653,338
Total Liabilities and Total Net Assets	$3,513,521	$1,264,056

Net Asset Value Per Share
Class I Shares:
Net assets	$1,666,227	$653,338
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	66,374,648.607	26,133,510.522
Net asset value per common share	$25.10	$25.00
Class S Shares:
Net assets	$66,115	$—
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	2,633,722.656	—
Net asset value per common share	$25.10	$—

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Investment income
Interest income	$222,944	$32,603
Payment-in-kind interest income	6,844	601
Dividend income	29	—
Fee income	570	132
Total investment income	230,387	33,336
Expenses
Interest and other debt financing expenses	73,398	10,724
Base management fee	14,154	2,049
Incentive fee	17,349	2,374
Professional fees	7,587	1,414
Administrative service fee	1,976	212
General and administrative expenses	428	1,205
Distribution and shareholder servicing fees
Class S	178	—
Total expenses	115,070	17,978
Incentive fee waived (Note 3)	—	(340)
Expense support (Note 3)	(667)	(1,257)
Expense support recoupment (Note 3)	885	—
Net expenses	115,288	16,381
Net investment income - before tax	115,099	16,955
Excise and income tax	109	—
Net investment income - after tax	114,990	16,955
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(6,629)	89
Foreign currency transactions	172	1,507
Net realized gain (loss) on investment transactions	(6,457)	1,596
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	11,722	692
Translation of assets and liabilities in foreign currencies	113	(1,279)
Net change in unrealized appreciation (depreciation) on investment transactions	11,835	(587)
Net gain (loss) on investment transactions	5,378	1,009
Net realized gain (loss) on sale/extinguishment of debt	1,274	(1,541)
Net increase (decrease) in net assets resulting from operations	$121,642	$16,423
Per Common Share Data
Class I Shares:
Earnings available to shareholders	$119,726	$16,423
Basic and diluted weighted average common shares outstanding (Note 13)	44,385,411	26,035,443
Basic and diluted earnings per common share (Note 13)	$2.70	$0.63
Class S Shares:
Earnings available to shareholders	$1,916	$—
Basic and diluted weighted average common shares outstanding (Note 13)	1,666,686	—
Basic and diluted earnings per common share (Note 13)	$1.15	$—

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at June 30, 2023 (commencement of operations)	2,000.000	$—	$50	$—	$50
Issuance of common shares
Class I	26,010,927.600	260	650,013	—	650,273
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	16,955	16,955
Net realized gain (loss) on investment transactions	—	—	—	1,596	1,596
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(587)	(587)
Net realized gain (loss) on sale/extinguishment of debt	—	—	—	(1,541)	(1,541)
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	120,582.922	1	3,017	—	3,018
Distributions from distributable earnings (losses)
Class I	—	—	—	(10,938)	(10,938)
Distributions declared and payable
Class I	—	—	—	(5,488)	(5,488)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(291)	291	—
Total increase (decrease) for the period from June 30, 2023 (commencement of operations) to September 30, 2023	26,131,510.522	261	652,739	288	653,288
Balance at September 30, 2023	26,133,510.522	261	652,789	288	653,338
Issuance of common shares
Class I	39,047,346.301	391	979,985	—	980,376
Class S	2,603,270.715	26	65,433	—	65,459
Repurchase of common shares, net of early repurchase deduction
Class I	(93,026.334)	(1)	(2,309)	—	(2,310)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	114,990	114,990
Net realized gain (loss) on investment transactions	—	—	—	(6,457)	(6,457)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	11,835	11,835
Net realized gain (loss) on sale/extinguishment of debt	—	—	—	1,274	1,274
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	1,286,818.118	13	32,289	—	32,302
Class S	30,451.941	—	765	—	765
Distributions from distributable earnings (losses)
Class I	—	—	—	(102,602)	(102,602)
Class S	—	—	—	(1,493)	(1,493)
Distributions declared and payable
Class I	—	—	—	(14,602)	(14,602)
Class S	—	—	—	(533)	(533)
Tax reclassification of shareholders equity in accordance with generally accepted accounting principles	—	—	(1,430)	1,430	—
Total increase (decrease) for the year ended September 30, 2024	42,874,860.741	429	1,074,733	3,842	1,079,004
Balance at September 30, 2024	69,008,371.263	$690	$1,727,522	$4,130	$1,732,342

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$121,642	$16,423
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	2,713	87
Amortization of deferred offering costs	1,750	291
Amortization of discounts on liabilities	59	39
Accretion of discounts and amortization of premiums on investments	(8,612)	(1,196)
Net realized (gain) loss on investments	6,629	(89)
Net realized (gain) loss on foreign currency transactions	(172)	(1,507)
Net realized gain (loss) on sale/extinguishment of debt	(1,274)	1,541
Net change in unrealized (appreciation) depreciation on investments	(11,722)	(692)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(113)	1,279
Net change in unrealized (appreciation) depreciation on derivatives	(1,620)	—
Proceeds from (fundings of) revolving loans, net	(5,805)	63
Purchases and fundings of investments	(2,450,019)	(1,200,525)
Proceeds from principal payments and sales of portfolio investments	397,784	22,779
Payment-in-kind interest capitalized	(6,773)	(513)
Non-cash dividends	(29)	—
Changes in operating assets and liabilities:
Interest receivable	(15,323)	(17,136)
Receivable for investments	699	(9,900)
Other assets	2,709	(4,230)
Interest payable	9,201	1,472
Management and incentive fees payable	7,573	4,083
Payable for investments purchased	136,346	28,969
Accrued trustee fees	162	63
Accounts payable and other liabilities	2,156	4,563
Net cash provided by (used in) operating activities	(1,812,039)	(1,154,136)
Cash flows from financing activities
Borrowings on debt	2,507,247	1,117,370
Repayments of debt	(1,507,217)	(544,312)
Capitalized debt issuance costs	(15,522)	(6,277)
Deferred offering costs	(1,090)	(3,726)
Proceeds from issuance of common shares	1,045,835	650,273
Repurchased shares, net of early repurchase deduction paid	(2,310)	—
Distributions paid	(76,516)	(7,920)
Net cash provided by (used in) financing activities	1,950,427	1,205,408
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	138,388	51,272
Effect of foreign currency exchange rates	533	(600)
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	50,722	50
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$189,643	$50,722

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$56,710	$9,126
Distributions declared for the period	119,230	16,426
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

Supplemental disclosure of non-cash financing activities:
Shares issued in connection with dividend reinvestment plan	$33,067	$3,018
Change in distributions payable	9,647	5,488
The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2024	September 30, 2023
Cash and cash equivalents	$170,615	$35,045
Foreign currencies (cost of $2,324 and $1,166, respectively)	2,620	919
Restricted cash and cash equivalents	16,408	14,758
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$189,643	$50,722
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Bleriot US Bidco Inc.^(7)(20)	Senior secured	SF +	3.25%	(g)	7.85%				10/2030	$13,266	$13,329	0.8%	$13,299
Dynasty Acquisition Co.^(20)	Senior secured	SF +	3.50%	(f)	8.35%				08/2028	5,738	5,716	0.3	5,749
Dynasty Acquisition Co.^(7)(20)	Senior secured	SF +	3.50%	(f)	8.35%				08/2028	2,048	2,038	0.1	2,052
Element Materials Technology^(7)(20)	Senior secured	SF +	3.75%	(g)	8.35%				06/2029	2,992	3,000	0.2	3,004
LSF11 Trinity Bidco, Inc.^	Senior secured	SF +	3.50%	(f)	8.42%				06/2030	997	1,001	0.1	1,000
Transdigm, Inc.^(7)(20)	Senior secured	SF +	2.75%	(g)	7.35%				03/2030	3,491	3,500	0.2	3,495
										28,532	28,584	1.7	28,599
Airlines
Accelya Lux Finco S.A.R.L.*(7)(11)(19)	One stop	SF +	7.00%	(g)	7.70%	cash/	4.00%	PIK	12/2026	1,554	1,507	0.1	1,492
Brown Group Holding, LLC ^(20)	Senior secured	SF +	2.75%	(f)(g)	7.84%				07/2031	2,977	2,977	0.2	2,975
Brown Group Holding, LLC ^(20)	Senior secured	SF +	2.75%	(f)	7.60%				07/2031	1,809	1,810	0.1	1,808
KKR Apple Bidco, LLC^(20)	Senior secured	SF +	3.50%	(f)	8.35%				09/2028	9,162	9,192	0.5	9,193
										15,502	15,486	0.9	15,468
Auto Components
Collision SP Subco, LLC*	One stop	SF +	5.50%	(g)	10.75%				01/2030	9,575	9,405	0.6	9,575
Collision SP Subco, LLC^	One stop	SF +	5.50%	(f)(h)	10.36%				01/2030	1,749	1,699	0.1	1,749
Collision SP Subco, LLC^	One stop	SF +	5.50%	(g)	10.75%				01/2030	236	208	—	236
OEConnection, LLC^	One stop	SF +	5.25%	(f)	10.10%				04/2031	40,851	40,469	2.4	40,851
OEConnection, LLC^(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(33)	—	—
OEConnection, LLC^(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(42)	—	—
RC Buyer, Inc.^(20)	Senior secured	SF +	3.50%	(f)	8.46%				07/2028	1,999	2,007	0.1	2,004
RealTruck Group, Inc.^(7)(20)	Senior secured	SF +	3.50%	(f)	8.46%				01/2028	7,289	7,218	0.4	7,183
TI Automotive^(7)	Senior secured	SF +	3.25%	(f)	8.21%				12/2026	2,366	2,372	0.1	2,372
Wand NewCo 3, Inc.^(7)(20)	Senior secured	SF +	3.25%	(f)(g)	8.01%				01/2031	9,875	9,896	0.6	9,875
										73,940	73,199	4.3	73,845
Automobiles
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(g)	9.85%				06/2030	23,403	23,065	1.4	23,403
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(f)	10.10%				06/2030	645	594	—	645
Denali Midco 2, LLC*^	One stop	SF +	6.00%	(f)	10.95%				12/2027	19,696	19,271	1.2	19,696
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(g)	9.60%				12/2029	604	594	—	604
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(g)	9.60%				12/2029	126	124	—	126
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(g)	9.60%				12/2029	107	103	—	107
High Bar Brands Operating, LLC^(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(3)	—	—
JHCC Holdings LLC*	One stop	SF +	5.25%	(g)	9.85%				09/2027	9,504	9,267	0.5	9,504
JHCC Holdings LLC^	One stop	SF +	5.25%	(g)	9.87%				09/2027	1,390	1,380	0.1	1,390
Mavis Tire Express Services Topco, Corp.^(7)(20)	Senior secured	SF +	3.50%	(f)	8.35%				05/2028	7,451	7,464	0.4	7,456
Mister Car Wash Holdings, Inc.^(7)(20)	Senior secured	SF +	3.00%	(f)	7.85%				03/2031	13,614	13,655	0.8	13,645
National Express Wash Parent Holdco, LLC*^	One stop	SF +	5.50%	(g)	10.74%				07/2029	19,686	19,063	1.1	19,293
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(f)	9.60%				06/2031	1,868	1,853	0.1	1,868
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(f)	9.60%				06/2031	72	67	—	72
Quick Quack Car Wash Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	—
TWAS Holdings, LLC*^	One stop	SF +	6.75%	(f)	11.70%				12/2026	22,944	22,650	1.3	22,944
Yorkshire Parent, Inc.*^	One stop	SF +	6.00%	(g)	10.60%				12/2029	15,169	15,038	0.9	15,169
Yorkshire Parent, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(36)	—	—
Yorkshire Parent, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(28)	—	—
										136,279	134,119	7.8	135,922
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Banks
OSP Hamilton Purchaser, LLC*	One stop	SF +	5.00%	(g)	10.25%				12/2029	$2,804	$2,773	0.2%	$2,804
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(g)	10.26%				12/2029	532	503	—	532
OSP Hamilton Purchaser, LLC^(5)	One stop	SF +	5.00%		N/A(6)				12/2029	—	(4)	—	—
										3,336	3,272	0.2	3,336
Beverages
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(f)	11.20%				12/2027	15,474	15,399	0.8	14,700

Capital Markets
BlueMatrix Holdings, LLC*	One stop	SF +	5.25%	(g)	9.85%				01/2031	10,690	10,606	0.6	10,690
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(15)	—	—
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(28)	—	—
										10,690	10,563	0.6	10,690
Chemicals
INEOS US Finance LLC and INEOS Finance PLC^(7)(20)	Senior secured	SF +	3.25%	(f)	8.10%				02/2030	7,848	7,816	0.5	7,853
Inhance Technologies Holdings, LLC*(19)	One stop	SF +	6.50%	(g)	7.98%	cash/	4.00%	PIK	12/2024	10,229	10,229	0.5	8,286
Inhance Technologies Holdings, LLC^(19)	One stop	SF +	6.50%	(g)	7.98%	cash/	4.00%	PIK	12/2024	5,053	5,053	0.2	4,093
Innophos Holdings, Inc.^(7)(20)	Senior secured	SF +	3.75%	(f)	8.71%				02/2027	3,417	3,424	0.2	3,432
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(f)	9.60%				03/2029	8,711	8,625	0.5	8,623
Krayden Holdings, Inc.^(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(29)	—	(30)
Krayden Holdings, Inc.^(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(43)	—	(44)
W.R. Grace & Co^(7)(20)	Senior secured	SF +	3.25%	(g)	7.85%				08/2028	6,979	6,988	0.4	7,005
Windsor Holdings III, LLC^(7)(20)	Senior secured	SF +	3.50%	(f)	8.46%				08/2030	8,948	8,981	0.5	9,001
										51,185	51,044	2.8	48,219
Commercial Services & Supplies
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(g)	11.25%				10/2029	14,987	14,733	0.9	14,987
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(f)(g)	11.18%				10/2029	1,182	1,168	0.1	1,182
BrightView Landscapes, LLC^(7)(20)	Senior secured	SF +	2.50%	(g)	7.75%				04/2029	2,500	2,500	0.1	2,500
Encore Holdings, LLC^	One stop	SF +	5.25%	(g)	10.11%				11/2028	12,194	12,003	0.7	12,194
Encore Holdings, LLC*	One stop	SF +	5.50%	(g)	10.25%				11/2028	11,542	11,360	0.7	11,570
Encore Holdings, LLC*	One stop	SF +	5.50%	(g)	10.20%				11/2028	2,295	2,258	0.1	2,301
FR Vision Holdings, Inc.*^	One stop	SF +	5.50%	(g)	10.78%				01/2031	18,378	18,213	1.1	18,378
FR Vision Holdings, Inc.^	One stop	SF +	5.50%	(g)	10.78%				01/2031	1,547	1,494	0.1	1,547
FR Vision Holdings, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(13)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(g)	11.31%				09/2030	1,819	1,770	0.1	1,819
Kleinfelder Intermediate, LLC^	One stop	P +	4.00%	(a)	12.00%				09/2028	57	53	—	57
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	5.00%		N/A(6)				09/2030	—	(3)	—	—
PSC Parent, Inc.^	One stop	SF +	5.25%	(f)	10.42%				04/2031	1,454	1,440	0.1	1,454
PSC Parent, Inc.^	One stop	SF +	5.25%	(f)	10.10%				04/2031	242	241	—	242
PSC Parent, Inc.^	One stop	SF +	5.25%	(a)(f)	10.36%				04/2030	146	144	—	146
PSC Parent, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(2)	—	—
Radwell Parent, LLC*	One stop	SF +	5.50%	(g)	10.10%				03/2029	15,758	15,758	0.9	15,601
Radwell Parent, LLC^	One stop	SF +	5.50%	(g)	10.10%				03/2029	917	507	0.1	871
WRE Holding Corp.^	One stop	SF +	5.00%	(h)	9.25%				07/2031	31,648	31,342	1.8	31,648
WRE Holding Corp.^	One stop	SF +	5.00%	(h)	9.81%				07/2031	462	420	—	462
WRE Holding Corp.^(5)	One stop	SF +	5.00%		N/A(6)				07/2030	—	(44)	—	—
										117,128	115,342	6.8	116,959
Construction & Engineering
Consor Intermediate II, LLC^	One stop	SF +	4.75%	(g)	9.35%				05/2031	1,209	1,203	0.1	1,209
Consor Intermediate II, LLC^(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(5)	—	—
Consor Intermediate II, LLC^(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(1)	—	—
Service Logic Acquisition, Inc.^	Senior secured	SF +	3.50%	(f)(g)	8.31%				10/2027	6,969	6,985	0.4	6,998
										8,178	8,182	0.5	8,207
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction Materials
Star Holding, LLC^(7)(20)	Senior secured	SF +	4.50%	(f)	9.35%		07/2031	$7,500	$7,416	0.4%	$7,343

Consumer Finance
Ascensus Group Holdings^(20)	Senior secured	SF +	3.50%	(f)	8.46%		08/2028	13,902	13,939	0.8	13,919

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC ^(20)	Senior secured	SF +	3.25%	(f)	8.21%		03/2028	3,135	3,104	0.2	3,079
Chase Intermediate*^	One stop	SF +	4.75%	(g)	10.00%		10/2028	14,723	14,498	0.8	14,723
Packaging Coordinators Midco, Inc.^(20)	Senior secured	SF +	3.25%	(f)	8.10%		11/2027	8,990	9,009	0.5	8,997
Pegasus BidCo^(7)(12)(20)	Senior secured	SF +	3.75%	(g)	8.87%		07/2029	6,434	6,450	0.4	6,452
Reynolds Group Holdings^(7)(20)	Senior secured	SF +	2.50%	(f)	7.35%		09/2028	5,176	5,183	0.3	5,181
Technimark, LLC^	Senior secured	SF +	3.50%	(f)	8.60%		04/2031	7,844	7,810	0.5	7,844
WP Deluxe Merger Sub^(20)	Senior secured	SF +	3.75%	(g)	8.62%		05/2028	5,440	5,416	0.3	5,465
								51,742	51,470	3.0	51,741
Diversified Consumer Services
Any Hour, LLC^	One stop	SF +	5.00%	(g)	9.60%		05/2030	30,591	30,159	1.8	30,285
Any Hour, LLC^(19)	One stop	N/A			13.00%	PIK	05/2031	4,844	4,756	0.3	4,796
Any Hour, LLC^	One stop	SF +	5.00%	(g)	9.90%		05/2030	1,481	1,416	0.1	1,435
Any Hour, LLC^	One stop	SF +	5.00%	(g)	10.28%		05/2030	866	803	—	777
Apex Service Partners, LLC^	One stop	SF +	5.00%	(f)	9.86%		10/2030	18,070	17,611	1.0	17,890
Apex Service Partners, LLC^	One stop	SF +	5.00%	(f)	9.86%		10/2030	4,301	4,197	0.3	4,258
Apex Service Partners, LLC^	One stop	SF +	5.00%	(f)	9.86%		10/2030	1,477	1,411	0.1	1,344
Apex Service Partners, LLC^	One stop	SF +	5.00%	(f)	9.86%		10/2029	640	594	—	630
Certus Pest, Inc.^	One stop	SF +	5.75%	(g)	10.50%		02/2026	3,304	3,287	0.2	3,304
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	3,091	3,074	0.2	3,091
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	2,597	2,583	0.2	2,597
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	2,359	2,347	0.1	2,359
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	1,427	1,419	0.1	1,427
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	1,133	1,127	0.1	1,133
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(g)	9.60%		05/2030	898	891	0.1	898
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(g)	9.60%		05/2030	418	405	—	418
CHVAC Services Investment, LLC^(5)	One stop	SF +	5.00%		N/A(6)		05/2030	—	(1)	—	—
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)	10.25%		07/2029	772	764	—	772
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)	10.25%		07/2029	222	216	—	222
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)	10.25%		07/2029	15	14	—	15
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(g)	10.31%		06/2029	7,879	7,755	0.5	7,879
HS Spa Holdings, Inc.^(5)	One stop	SF +	5.25%		N/A(6)		06/2029	—	(4)	—	—
Liminex, Inc.^	One stop	SF +	7.25%	(g)	12.46%		11/2026	10,679	10,579	0.6	10,679
Litera Bidco, LLC^	One stop	SF +	5.00%	(f)	9.85%		05/2028	28,583	28,454	1.6	28,583
Litera Bidco, LLC^	One stop	SF +	5.00%	(f)	9.85%		05/2028	5,826	5,798	0.3	5,826
Litera Bidco, LLC^(5)	One stop	SF +	5.00%		N/A(6)		05/2028	—	(9)	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%		N/A(6)		05/2028	—	—	—	—
Project Alpha Intermediate Holdings, Inc.^(20)	Senior secured	SF +	3.75%	(g)	9.00%		10/2030	7,650	7,691	0.4	7,676
Provenance Buyer LLC*	One stop	SF +	5.50%	(f)	10.45%		06/2027	7,484	7,484	0.4	7,110
Provenance Buyer LLC*	One stop	SF +	5.50%	(f)	10.45%		06/2027	3,837	3,837	0.2	3,645
RW AM Holdco LLC*	One stop	SF +	5.25%	(g)	9.95%		04/2028	11,275	10,941	0.6	10,485
Virginia Green Acquisition, LLC*	One stop	SF +	5.25%	(h)	9.50%		12/2030	15,065	14,931	0.9	15,065
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(h)	9.50%		12/2030	621	568	—	621
Virginia Green Acquisition, LLC^(5)	One stop	SF +	5.25%		N/A(6)		12/2029	—	(21)	—	—
								177,405	175,077	10.1	175,220
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Apex Group Treasury, LLC^(7)(20)	Senior secured	SF +	3.75%	(g)	8.78%				07/2028	$4,987	$5,006	0.3%	$5,000
Baker Tilly Advisory Group, LP^	One stop	SF +	5.00%	(f)	9.85%				06/2031	17,005	16,767	1.0	17,005
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(51)	—	—
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(18)	—	—
BCPE Pequod Buyer^	Senior secured	SF +	3.50%	(g)	8.10%				11/2031	8,000	7,990	0.4	7,974
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%	(c)	8.84%				07/2031	13,516	13,006	0.8	13,389
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)(19)	Subordinated debt	E +	8.00%	(c)	3.59%	cash/	8.00%	PIK	07/2032	3,683	3,542	0.2	3,647
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Finastra USA, Inc.^	One stop	SF +	7.25%	(g)	12.18%				09/2029	20,717	20,375	1.2	20,795
Finastra USA, Inc.^	One stop	SF +	7.25%	(g)	12.18%				09/2029	23	22	—	23
Focus Financial Partners, LLC^(20)	Senior secured	SF +	3.25%	(f)	8.10%				09/2031	8,127	8,127	0.5	8,112
Focus Financial Partners, LLC^(5)(20)	Senior secured	SF +	3.25%		N/A(6)				09/2031	—	—	—	(2)
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(f)	9.35%				11/2028	3,433	3,450	0.2	3,433
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.75%	(f)	9.60%				11/2028	1,056	1,029	0.1	1,056
Howden Group Holdings Limited ^(7)(9)(20)	Senior secured	SF +	3.50%	(f)	8.35%				02/2031	15,037	15,032	0.9	15,065
Mariner Wealth Advisors, LLC^(20)	Senior secured	SF +	3.00%	(g)	7.60%				08/2028	12,793	12,764	0.7	12,827
Orion Advisor Solutions^(20)	Senior secured	SF +	3.75%	(g)	9.26%				09/2027	9,310	9,303	0.5	9,309
The Dun & Bradstreet Corporation^(7)(20)	Senior secured	SF +	2.75%	(f)	7.61%				01/2029	3,498	3,503	0.2	3,499
										121,185	119,847	7.0	121,132
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(g)	10.00%				12/2030	509	500	—	509
Power Grid Holdings, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(2)	—	—
										509	498	—	509
Food & Staples Retailing
Eagle Parent Corp.^(20)	Senior secured	SF +	4.25%	(g)	8.85%				04/2029	7,435	7,346	0.4	7,070
Inspire International, Inc.^(7)(20)	Senior secured	SF +	2.75%	(f)	7.70%				12/2027	2,992	2,998	0.2	2,992
										10,427	10,344	0.6	10,062
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(g)	10.60%				10/2030	15,207	15,011	0.9	15,207
Blast Bidco Inc.^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(22)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(g)	10.33%				08/2030	11,032	10,924	0.6	10,922
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(g)	10.33%				08/2030	165	153	—	153
Louisiana Fish Fry Products, Ltd.^	One stop	SF +	6.25%	(g)	11.00%				07/2027	8,804	8,436	0.5	8,716
MIC GLEN LLC^(20)	Senior secured	SF +	3.50%	(f)	8.46%				07/2028	7,414	7,429	0.4	7,431
										42,622	41,931	2.4	42,429
Healthcare Equipment & Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(f)	9.95%				07/2026	11,545	11,477	0.7	11,545
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(f)	9.95%				07/2026	7,791	7,732	0.4	7,791
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(f)	9.95%				07/2026	3,724	3,702	0.2	3,724
Blue River Pet Care, LLC^(5)	One stop	SF +	5.00%		N/A(6)				07/2026	—	(153)	—	—
CCSL Holdings, LLC*^(7)	One stop	SF +	5.75%	(f)	10.60%				12/2028	11,725	11,549	0.7	11,638
CCSL Holdings, LLC^(5)(7)(8)	One stop	E +	5.75%		N/A(6)				12/2028	—	—	—	(203)
CCSL Holdings, LLC^(5)(7)(8)	One stop	E +	5.75%		N/A(6)				12/2028	—	(38)	—	(40)
CMI Parent Inc.*^	One stop	SF +	5.00%	(f)	9.85%				12/2026	18,402	18,317	1.1	18,310
CMI Parent Inc.*	One stop	SF +	5.00%	(f)	9.85%				12/2026	6,757	6,749	0.4	6,723
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(g)	10.56%				06/2031	40,858	40,469	2.3	40,449
HuFriedy Group Acquisition, LLC^(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(42)	—	(45)
HuFriedy Group Acquisition, LLC^(5)	One stop	SF +	5.50%		N/A(6)				06/2031	—	(85)	—	(89)
Precision Medicine Group, LLC^(20)	Senior secured	SF +	3.00%	(g)	7.70%				11/2027	7,558	7,538	0.4	7,539
Resonetics, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.71%				06/2031	6,593	6,610	0.3	6,610
TIDI Legacy Products, Inc.^	One stop	SF +	5.50%	(f)	10.35%				12/2029	1,650	1,642	0.1	1,650
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	$—	$(2)	—%	$—
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
YI, LLC*	One stop	SF +	5.75%	(f)	10.87%				12/2029	6,159	6,053	0.4	6,159
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(20)	—	—
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(11)	—	—
										122,762	121,486	7.0	121,761
Healthcare Providers & Services
Agiliti Health, Inc.^(20)	Senior secured	SF +	3.00%	(g)	8.33%				05/2030	6,970	6,960	0.4	6,787
AHP Health Partners, Inc. ^(7)(20)	Senior secured	SF +	2.75%	(f)	7.60%				08/2028	7,117	7,146	0.4	7,121
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(g)	11.16%				03/2027	11,698	11,660	0.7	11,698
Bamboo US Bidco LLC^(19)	One stop	SF +	6.75%	(g)	8.62%	cash/	3.38%	PIK	09/2030	8,016	7,817	0.5	7,936
Bamboo US Bidco LLC^(7)(8)(19)	One stop	E +	6.75%	(b)	7.01%	cash/	3.38%	PIK	09/2030	5,554	5,144	0.3	5,498
Bamboo US Bidco LLC^(19)	One stop	SF +	6.75%	(g)	8.56%	cash/	3.38%	PIK	09/2030	594	578	—	582
Bamboo US Bidco LLC^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(42)	—	(13)
Cotiviti^(20)	Senior secured	SF +	3.25%	(f)	8.45%				05/2031	12,450	12,462	0.7	12,458
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(9)	One stop	SF +	5.50%	(h)	10.81%				04/2031	23,296	22,859	1.3	23,063
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(8)(9)	One stop	SN +	5.50%	(e)	10.45%				04/2031	14,430	13,298	0.8	14,285
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(7)(9)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(49)	—	(53)
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(7)(9)	One stop	SF +	5.50%		N/A(6)				10/2030	—	(86)	—	(46)
Mamba Purchaser, Inc.^(20)	Senior secured	SF +	3.25%	(f)	8.35%				10/2028	9,950	9,986	0.6	9,951
Midwest Veterinary Partners, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.87%				04/2028	11,046	11,020	0.6	11,061
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(7)(8)(10)(19)	One stop	CA +	6.00%	(i)	8.25%	cash/	2.00%	PIK	05/2028	11,142	10,965	0.6	10,696
Pharmerica^(20)	Senior secured	SF +	3.25%	(f)	8.10%				02/2031	12,435	12,354	0.7	12,415
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	5.50%	(g)	10.56%				01/2027	19,679	19,635	1.2	19,679
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	17,336	17,193	1.0	17,336
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	8,471	8,396	0.5	8,471
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	1,767	1,752	0.1	1,767
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	1,096	1,086	0.1	1,096
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	829	822	—	829
Pinnacle Treatment Centers, Inc.^	One stop	P +	4.25%	(a)	12.25%				01/2027	913	860	0.1	913
Premise Health Holding Corp.^	One stop	SF +	5.50%	(h)	10.76%				03/2031	29,610	29,203	1.7	29,610
Premise Health Holding Corp.^(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(47)	—	—
										214,399	210,972	12.3	213,140
Healthcare Technology
Alegeus Technologies Holdings Corp.*^	Senior secured	SF +	8.25%	(g)	13.46%				09/2026	5,775	5,730	0.3	5,775
Amberfield Acquisition Co.^	One stop	SF +	5.00%	(g)	9.60%				05/2030	1,487	1,473	0.1	1,487
Amberfield Acquisition Co.^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(9)	—	—
Amberfield Acquisition Co.^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(1)	—	—
Athenahealth, Inc.^(7)(20)	Senior secured	SF +	3.25%	(f)	8.10%				02/2029	2,992	2,974	0.2	2,979
ESO Solution, Inc.^	One stop	SF +	7.00%	(g)	12.06%				05/2027	5,250	5,210	0.3	5,250
GHX Ultimate Parent Corporation^(20)	Senior secured	SF +	4.00%	(g)	9.13%				06/2027	2,978	2,994	0.2	2,994
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(f)	9.85%				07/2031	14,299	14,160	0.8	14,156
HealthEdge Software, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(18)	—	(19)
HealthEdge Software, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(31)	—	(32)
Kona Buyer, LLC^	One stop	SF +	4.50%	(g)	9.78%				07/2031	13,190	13,061	0.7	13,058
Kona Buyer, LLC^(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	(15)	—	(16)
Kona Buyer, LLC^	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	(19)	—	(19)
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(e)	10.20%				02/2031	12,967	12,066	0.7	12,967
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(e)	10.20%				02/2031	2,918	2,589	0.2	2,918
Lacker Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(41)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mediware Information Systems, Inc.^(20)	Senior secured	SF +	3.25%	(f)	8.21%				03/2028	$8,010	$8,003	0.5%	$8,008
Mediware Information Systems, Inc.^(20)	Senior secured	SF +	3.50%	(f)	8.46%				03/2028	2,985	2,982	0.2	2,988
Neptune Holdings, Inc.^	One stop	SF +	5.75%	(g)	10.35%				09/2030	5,603	5,532	0.3	5,603
Neptune Holdings, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.^(19)	One stop	SF +	5.20%	(f)	7.35%	cash/	2.70%	PIK	08/2031	56,931	56,372	3.3	56,362
Netsmart Technologies, Inc.^(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(76)	—	(77)
Netsmart Technologies, Inc.^(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(37)	—	(38)
Stratose Intermediate Holdings II, LLC^(20)	Senior secured	SF +	2.75%	(f)	7.60%				09/2029	3,508	3,519	0.2	3,510
Tebra Technologies, Inc.^(19)	One stop	SF +	8.00%	(g)	9.25%	cash/	3.50%	PIK	06/2025	10,819	10,828	0.6	10,927
										149,712	147,245	8.6	148,781
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	4.50%	(g)	9.97%				08/2027	9,874	9,793	0.6	9,800
Fertitta Entertainment, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.85%				01/2029	8,856	8,846	0.5	8,842
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(g)	11.13%				11/2027	2,620	2,579	0.2	2,620
GFP Atlantic Holdco 2, LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(46)	—	—
Health Buyer, LLC*	Senior secured	SF +	5.25%	(g)	9.85%				04/2029	4,925	4,848	0.3	4,876
Health Buyer, LLC^(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(5)	—	—
PB Group Holdings, LLC^(19)	One stop	SF +	5.50%	(f)	7.60%	cash/	2.75%	PIK	08/2030	32,513	32,353	1.9	32,351
PB Group Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(19)	—	(19)
Scientific Games Holdings LP^(20)	Senior secured	SF +	3.00%	(g)	8.32%				04/2029	7,462	7,446	0.4	7,427
SDC Holdco, LLC^	One stop	SF +	5.00%	(g)	9.60%				06/2031	41,351	41,152	2.4	41,351
SDC Holdco, LLC^(19)	Second lien	SF +	8.50%	(g)	13.10%	PIK			06/2032	5,937	5,895	0.3	5,937
SDC Holdco, LLC^	One stop	SF +	5.00%	(g)	9.66%				06/2031	365	347	—	365
SSRG Holdings, LLC*^	One stop	SF +	5.00%	(g)	9.60%				11/2027	22,860	22,805	1.3	22,745
SSRG Holdings, LLC^	One stop	SF +	5.00%	(g)	10.25%				11/2027	10,214	10,165	0.6	10,162
SSRG Holdings, LLC^	One stop	SF +	5.00%	(g)	9.60%				11/2027	630	620	—	619
Super REGO, LLC^(19)	Subordinated debt	N/A			15.00%	PIK			03/2030	54	53	—	54
YE Brands Holding, LLC*	One stop	SF +	4.75%	(g)	9.35%				10/2027	6,332	6,278	0.4	6,332
YE Brands Holding, LLC^	One stop	SF +	4.75%	(g)	9.40%				10/2027	706	695	—	706
YE Brands Holding, LLC^	One stop	SF +	4.75%	(g)	9.47%				10/2027	27	27	—	27
										154,726	153,832	8.9	154,195
Household Products
WU Holdco, Inc.*	One stop	SF +	5.00%	(g)	9.60%				03/2027	4,012	3,904	0.3	4,012
WU Holdco, Inc.^	One stop	SF +	5.00%	(g)	9.60%				03/2027	2,153	2,140	0.1	2,153
WU Holdco, Inc.^	One stop	SF +	5.00%	(g)	9.73%				03/2027	137	133	—	137
WU Holdco, Inc.*	One stop	SF +	5.00%	(g)	9.60%				03/2027	2,048	1,992	0.1	2,048
										8,350	8,169	0.5	8,350
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(g)	9.44%				04/2026	6,725	6,652	0.4	6,590
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(g)	9.44%				04/2026	4,371	4,324	0.2	4,284
EAB Global, Inc. ^(20)	Senior secured	SF +	3.25%	(f)	8.10%				08/2028	12,296	12,286	0.7	12,267
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(g)	10.29%				06/2031	40,923	40,531	2.3	40,514
Essential Services Holdings Corporation^(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(48)	—	(50)
Essential Services Holdings Corporation^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(38)	—	(80)
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.25%	(b)	8.60%				08/2029	15,356	14,932	0.9	15,202
Excelitas Technologies Corp.^(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(18)	—	(26)
Madison IAQ LLC^(7)(20)	Senior secured	SF +	2.75%	(h)	7.89%				06/2028	4,918	4,918	0.3	4,920
										84,589	83,539	4.8	83,621
Insurance
Acrisure, LLC^(20)	Senior secured	SF +	3.25%	(f)	8.21%				11/2030	14,927	14,874	0.9	14,945
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)	9.95%				07/2027	7,760	7,706	0.4	7,760
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)	9.95%				07/2027	3,524	3,500	0.2	3,524
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)	9.95%				07/2027	3,110	3,089	0.2	3,110
AssuredPartners Capital, Inc.^(7)(20)	Senior secured	SF +	3.50%	(f)	8.35%				02/2031	13,942	14,003	0.8	13,945
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(f)	10.35%				03/2028	$7,826	$7,690	$0.5%	$7,826
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(g)	10.56%				03/2028	5,262	5,262	0.3	5,262
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(f)	10.36%				03/2028	1,286	1,229	0.1	1,286
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(f)	10.34%				03/2028	829	829	—	829
Captive Resources Midco, LLC^(19)	One stop	SF +	5.25%	(f)	10.10%				07/2029	8,462	8,462	0.5	8,462
Compass Investors, Inc. ^(20)	Senior secured	SF +	2.75%	(g)	7.35%				11/2029	4,948	4,955	0.3	4,939
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(g)	10.06%				12/2030	10,729	10,634	0.6	10,756
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(g)	10.22%				12/2030	8,867	8,776	0.5	8,892
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(20)	—	—
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.00%		N/A(6)				12/2030	—	(163)	—	—
Galway Borrower LLC*	One stop	SF +	4.50%	(g)	9.10%				09/2028	4,914	4,802	0.3	4,890
Gimlet Bidco GMBH^(7)(8)(14)	One stop	E +	5.75%	(b)	9.39%				04/2031	1,671	1,567	0.1	1,654
Gimlet Bidco GMBH^(7)(8)(14)	One stop	E +	5.75%	(b)	9.39%				04/2031	124	111	—	117
Hub International Limited^(7)(20)	Senior secured	SF +	3.00%	(g)	8.23%				06/2030	10,631	10,657	0.6	10,627
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(f)(g)(h)	10.98%				07/2030	889	870	0.1	889
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(f)(g)(h)	10.88%				07/2030	177	173	—	177
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrity Marketing Acquisition, LLC^	One stop	SF +	5.00%	(g)	10.07%				08/2028	24,672	24,421	1.4	24,425
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(3)	—	(3)
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(12)	—	(31)
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(g)	10.25%				12/2026	19,857	19,705	1.1	19,657
J.S. Held Holdings, LLC^(5)	One stop	SF +	5.50%		N/A(6)				12/2026	—	(2)	—	(2)
Majesco*^	One stop	SF +	4.75%	(g)	9.35%				09/2028	44,966	44,915	2.6	44,966
Majesco^(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(3)	—	—
MRH Trowe Germany GMBH^(7)(8)(14)	One stop	E +	6.00%	(b)	9.49%				02/2029	5,059	4,833	0.3	5,059
Oakbridge Insurance Agency LLC^	One stop	SF +	5.50%	(f)	10.66%				11/2029	6,596	6,540	0.4	6,596
Oakbridge Insurance Agency LLC^	One stop	P +	4.50%	(a)(f)	12.07%				11/2029	330	321	—	330
Oakbridge Insurance Agency LLC^	One stop	SF +	5.50%	(f)	10.66%				11/2029	264	237	—	264
Truist Insurance Holdings, LLC^(7)(20)	Senior secured	SF +	3.25%	(g)	7.85%				05/2031	8,000	8,008	0.5	8,001
										219,622	217,965	12.7	219,152
IT Services
Acquia, Inc.^	One stop	SF +	7.00%	(g)	12.46%				10/2025	9,956	9,949	0.6	9,956
Dcert Buyer, Inc.^(20)	Senior secured	SF +	4.00%	(f)	8.85%				10/2026	2,961	2,964	0.2	2,881
Delinea Inc.^	One stop	SF +	6.00%	(g)	10.75%				03/2028	33,003	32,715	1.9	33,003
Delinea Inc.*	One stop	SF +	5.75%	(g)	10.50%				03/2028	8,862	8,603	0.5	8,862
Delinea Inc.*	One stop	SF +	5.75%	(g)	10.50%				03/2028	4,845	4,704	0.3	4,845
E2open, LLC^(7)(20)	Senior secured	SF +	3.50%	(f)	8.46%				02/2028	7,465	7,491	0.4	7,497
LEIA FINCO US^(7)(9)(20)	Senior secured	SF +	3.25%	(g)	7.85%				06/2031	5,000	4,941	0.3	4,929
Netwrix Corporation*	One stop	SF +	5.50%	(g)	10.56%				06/2029	8,710	8,573	0.5	8,710
PDQ Intermediate, Inc.^(19)	Subordinated debt	N/A			13.75%	PIK			10/2031	57	56	—	57
ReliaQuest Holdings, LLC^(19)	One stop	SF +	6.75%	(g)	8.37%	cash/	3.63%	PIK	04/2031	40,016	39,830	2.3	40,016
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(16)	—	—
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(7)	—	—
Saturn Borrower Inc.*	One stop	SF +	6.50%	(g)	11.25%				09/2026	8,232	7,929	0.5	8,067
Saturn Borrower Inc.^	One stop	SF +	6.50%	(f)(g)	11.28%				09/2026	870	858	—	852
UKG Inc.^(20)	Senior secured	SF +	3.25%	(g)	8.55%				02/2031	12,520	12,523	0.7	12,535
VS Buyer, LLC^(20)	Senior secured	SF +	3.25%	(f)	8.35%				04/2031	5,985	6,003	0.3	6,002
WPEngine, Inc.^	One stop	SF +	6.50%	(g)	11.62%				08/2029	953	937	0.1	953
WPEngine, Inc.^	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
										149,435	148,053	8.6	149,165
Leisure Products
AppLovin Corporation^(7)(20)	Senior secured	SF +	2.50%	(f)	7.35%				08/2030	1,116	1,118	0.1	1,116
Cast & Crew Payroll, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.60%				12/2028	5,482	5,503	0.3	5,499
Crunch Holdings, LLC^	One stop	SF +	4.75%	(f)	9.61%				09/2031	55,161	54,886	3.1	54,885
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Crunch Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)	09/2031	$—	$(38)	$—%	$(38)
EP Purchaser, LLC^(20)	Senior secured	SF +	3.50%	(g)	8.37%	11/2028	4,952	4,925	0.3	4,970
Movement Holdings, LLC*^	One stop	SF +	5.25%	(f)	10.10%	03/2030	22,247	22,044	1.3	22,247
Movement Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(34)	—	—
Movement Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(136)	—	—
							88,958	88,268	5.1	88,679
Life Sciences Tools & Services
Graphpad Software, LLC^	One stop	SF +	4.75%	(g)	9.35%	06/2031	31,524	31,372	1.9	31,524
Graphpad Software, LLC^(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(14)	—	—
Graphpad Software, LLC^	One stop	SF +	4.75%	(g)	9.35%	06/2031	788	750	—	788
PAS Parent Inc.*^	One stop	SF +	5.00%	(f)	9.85%	12/2028	19,650	19,347	1.1	19,454
PAS Parent Inc.^(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(66)	—	(140)
							51,962	51,389	3.0	51,626
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.75%	(g)	9.81%	08/2031	9,302	9,211	0.5	9,209
AI Titan Parent, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	08/2031	—	(9)	—	(9)
AI Titan Parent, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	08/2031	—	(11)	—	(12)
Blackbird Purchaser, Inc.*^	One stop	SF +	5.50%	(g)	10.10%	12/2030	18,132	17,972	1.0	18,132
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(g)	10.10%	12/2030	1,075	1,043	0.1	1,075
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(g)	10.10%	12/2029	362	341	—	362
Filtration Group Corp.^(20)	Senior secured	SF +	3.50%	(f)	8.46%	10/2028	7,881	7,899	0.5	7,892
Wireco Worldgroup Inc.^	Senior secured	SF +	3.75%	(g)	9.03%	11/2028	6,278	6,293	0.4	6,121
							43,030	42,739	2.5	42,770
Media
Lotus Topco, Inc.^	One stop	SF +	4.75%	(h)	9.00%	06/2030	1,702	1,690	0.1	1,702
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	06/2030	—	(2)	—	—
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	06/2030	—	(6)	—	—
Triple Lift, Inc.*	One stop	SF +	5.75%	(g)	10.71%	05/2028	8,772	8,511	0.5	8,421
Triple Lift, Inc.*	One stop	SF +	5.75%	(g)	10.71%	05/2028	2,573	2,497	0.1	2,470
							13,047	12,690	0.7	12,593
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(f)	10.35%	12/2029	12,043	11,885	0.7	12,043
Envernus, Inc.^	One stop	SF +	5.50%	(f)	10.35%	12/2029	63	50	—	63
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(4)	—	—
Project Power Buyer, LLC*	One stop	SF +	6.75%	(g)	11.35%	05/2026	14,733	14,733	0.8	14,733
							26,839	26,664	1.5	26,839
Personal Products
Knowlton Development Corporation, Inc.^(7)(10)(20)	Senior secured	SF +	4.50%	(f)	9.36%	08/2028	2,000	2,006	0.1	2,004

Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)(11)	One stop	SF +	5.00%	(g)	9.60%	05/2029	19,698	19,233	1.1	19,502

Professional Services
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(g)	9.74%	09/2031	12,644	12,518	0.7	12,517
Eclipse Buyer, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	09/2031	—	(61)	—	(16)
Eclipse Buyer, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	09/2031	—	(11)	—	(11)
Eliassen Group, LLC*	One stop	SF +	5.75%	(g)	10.35%	04/2028	4,856	4,856	0.2	4,710
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(g)	11.35%	09/2028	15,756	15,756	0.9	15,756
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(g)	11.35%	09/2028	4,046	4,046	0.2	4,046
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.25%	(g)	10.65%	11/2028	15,679	15,318	0.9	15,209
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.25%	(g)	10.72%	11/2028	2,811	2,791	0.2	2,727
PGA Holdings, Inc.^(20)	Senior secured	SF +	3.50%	(f)	8.35%	04/2031	12,012	12,006	0.7	12,001
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varicent Intermediate Holdings Corporation^(19)	One stop	SF +	6.00%	(g)	7.35%	cash/	3.25%	PIK	08/2031	$39,844	$39,260	2.3%	$39,247
Varicent Intermediate Holdings Corporation^(5)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(78)	—	(79)
Varicent Intermediate Holdings Corporation^(5)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(75)	—	(76)
										107,648	106,326	6.1	106,031
Real Estate Management & Development
RealPage, Inc.^(20)	Senior secured	SF +	3.00%	(f)	7.96%				04/2028	4,962	4,946	0.3	4,823

Road & Rail
Kenan Advantage Group, Inc.^	Senior secured	SF +	3.25%	(f)	8.10%				01/2029	14,922	14,931	0.9	14,897

Software
Anaplan, Inc.^	One stop	SF +	5.25%	(g)	9.85%				06/2029	10,000	9,921	0.6	10,000
Appfire Technologies, LLC*	One stop	SF +	4.75%	(g)	9.35%				03/2028	10,180	10,034	0.6	10,180
Appfire Technologies, LLC^(5)	One stop	SF +	4.75%		N/A(6)				03/2028	—	(105)	—	—
Apttus Corporation^(20)	Senior secured	SF +	3.50%	(g)	8.56%				05/2028	9,931	9,926	0.6	9,979
AQA Acquisition Holding, Inc. ^(20)	Senior secured	SF +	4.25%	(g)	9.76%				03/2028	10,610	10,623	0.6	10,646
Artifact Bidco, Inc.^	One stop	SF +	4.50%	(g)	9.10%				05/2031	5,024	4,975	0.3	4,974
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(6)	—	(6)
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(3)	—	(3)
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(6)	—	(6)
Axiom Merger Sub Inc.^(7)(8)	One stop	E +	4.75%	(b)(c)	8.58%				04/2026	5,998	5,849	0.3	5,953
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(g)	9.25%				04/2027	3,000	3,000	0.2	3,000
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.50%	(f)	11.35%				03/2031	11,226	11,025	0.6	11,226
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.50%	(f)	11.35%				03/2031	7,718	7,611	0.4	7,718
Azurite Intermediate Holdings, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(39)	—	—
Baxter Planning Systems, LLC^(19)	One stop	SF +	6.25%	(g)	8.12%	cash/	3.38%	PIK	05/2031	11,632	11,550	0.7	11,632
Baxter Planning Systems, LLC^(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(15)	—	—
Baxter Planning Systems, LLC^(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(17)	—	—
BestPass, Inc.^	One stop	SF +	5.25%	(f)	10.10%				08/2031	36,600	36,421	2.1	36,417
BestPass, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(18)	—	(18)
BestPass, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(23)	—	(24)
Bloomerang, LLC^	One stop	SF +	6.00%	(f)	10.85%				12/2029	10,189	10,100	0.6	10,189
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(20)	—	—
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(27)	—	—
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(f)	10.10%				05/2029	4,925	4,809	0.3	4,875
Bullhorn, Inc.*	One stop	SF +	5.00%	(f)	9.85%				10/2029	3,959	3,926	0.2	3,959
Bullhorn, Inc.*	One stop	SF +	5.00%	(f)	9.85%				10/2029	3,959	3,927	0.2	3,959
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(e)	10.45%				08/2030	4,793	4,481	0.3	4,793
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(e)	10.45%				08/2030	679	610	—	679
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	5.50%	(d)	9.93%				08/2030	307	282	—	307
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(20)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(g)	9.85%				07/2031	32,269	31,958	1.9	32,269
CB Buyer, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(35)	—	—
CB Buyer, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(44)	—	—
ConnectWise, LLC^(20)	Senior secured	SF +	3.50%	(g)	8.37%				10/2028	14,952	14,936	0.9	14,960
Cornerstone OnDemand, Inc.^(7)(20)	Senior secured	SF +	3.75%	(f)	8.71%				10/2028	9,509	9,306	0.5	8,932
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(g)	11.35%				11/2030	24,193	23,877	1.4	24,193
Crewline Buyer, Inc.^(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(33)	—	—
Daxko Acquisition Corporation*	One stop	SF +	5.00%	(f)	9.85%				10/2028	11,695	11,338	0.7	11,695
Daxko Acquisition Corporation^	One stop	P +	4.00%	(a)	12.00%				10/2028	149	115	—	149
Daxko Acquisition Corporation^(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(70)	—	—
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.50%	(b)	8.85%				08/2030	3,879	3,643	0.2	3,879
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	6.00%	(e)	10.95%				08/2030	2,321	2,148	0.1	2,332
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(b)	9.35%				08/2030	784	733	—	788
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets		Fair Value (4)
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(b)	9.35%				08/2030	$560	$536	—	$	$563
Denali Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(37)	—		—
EverCommerce Solutions, Inc.^(7)(20)	Senior secured	SF +	3.00%	(f)	7.96%				07/2028	8,143	8,164	0.5		8,163
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(g)	9.35%				09/2030	11,795	11,485	0.7		11,677
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(g)	9.35%				09/2030	3,682	3,646	0.2		3,645
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(34)	—		(10)
Gurobi Optimization, LLC^	One stop	SF +	4.75%	(f)(g)	9.47%				09/2031	46,708	46,245	2.7		46,241
Gurobi Optimization, LLC^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(39)	—		(39)
Hornet Security Holding GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(c)	5.91%	cash/	4.50%	PIK	02/2031	15,136	14,523	0.9		15,136
Hornet Security Holding GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(b)(c)	5.91%	cash/	4.50%	PIK	02/2031	10,088	9,680	0.6		10,088
Hornet Security Holding GMBH^(7)(8)(14)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—		—
Hornet Security Holding GMBH^(5)(7)(8)(14)	One stop	E +	6.50%		N/A(6)				02/2031	—	(55)	—		—
Hyland Software, Inc.^	One stop	SF +	6.00%	(f)	10.85%				09/2030	28,473	28,110	1.6		28,473
Hyland Software, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—		(1)
Icefall Parent, Inc.^	One stop	SF +	6.50%	(f)	11.35%				01/2030	22,333	21,937	1.3		22,333
Icefall Parent, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(38)	—		—
Juvare, LLC*^	One stop	SF +	6.25%	(g)	11.46%				10/2026	5,568	5,395	0.3		5,401
Kaseya Inc.*(19)	One stop	SF +	5.50%	(g)	10.75%				06/2029	8,151	8,025	0.5		8,151
LeadsOnline, LLC*	One stop	SF +	4.75%	(g)	10.17%				02/2028	4,418	4,324	0.3		4,418
LeadsOnline, LLC*	One stop	SF +	4.75%	(g)	9.45%				02/2028	2,253	2,243	0.1		2,253
LeadsOnline, LLC^	One stop	SF +	4.75%	(g)	10.17%				02/2028	780	763	—		780
LeadsOnline, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—		—
Matrix42 Holding GMBH^(7)(8)(11)	One stop	E +	6.25%	(c)	9.92%				01/2030	182	175	—		182
Modena Buyer, LLC^(20)	Senior secured	SF +	4.50%	(g)	9.09%				07/2031	10,000	9,704	0.6		9,597
Motus Group, LLC^(20)	Senior secured	SF +	4.00%	(g)	8.70%				12/2028	7,972	8,003	0.5		7,992
Navex TopCo, Inc.*^	One stop	SF +	5.50%	(f)	10.60%				11/2030	23,044	22,643	1.3		23,044
Navex TopCo, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(34)	—		—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(5)(7)(8)(12)	One stop	E +	5.75%		N/A(6)				11/2029	—	(112)	—		—
Panzura, LLC^(19)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	59	54	—		49
Personify, Inc.*	One stop	SF +	5.25%	(g)	10.00%				09/2025	7,473	7,460	0.4		7,473
Pineapple German Bidco GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(b)	10.51%	PIK			01/2031	19,633	18,829	1.1		19,437
Pineapple German Bidco GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(b)	10.51%	PIK			01/2031	4,669	4,432	0.3		4,593
Pineapple German Bidco GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(b)	10.51%	PIK			01/2031	1,348	1,279	0.1		1,334
Planview Parent, Inc.^(20)	Senior secured	SF +	3.75%	(g)	8.35%				12/2027	10,182	10,214	0.6		10,201
Pluralsight, LLC^(19)	One stop	SF +	7.50%	(g)	12.57%	PIK			08/2029	1,791	1,721	0.1		1,719
Pluralsight, LLC^(19)	One stop	SF +	4.50%	(g)	8.12%	cash/	1.50%	PIK	08/2029	1,194	1,159	0.1		1,158
Pluralsight, LLC^(19)	One stop	SF +	4.50%	(g)	9.62%	cash/	1.50%	PIK	08/2029	597	597	—		579
Pluralsight, LLC^(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—		(9)
Pluralsight, LLC^(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—		(22)
Proofpoint, Inc.^(20)	Senior secured	SF +	3.00%	(f)	7.85%				08/2028	13,126	13,137	0.8		13,134
QAD, Inc.*	One stop	SF +	4.75%	(f)	9.60%				11/2027	9,848	9,848	0.6		9,848
S2P Acquisition Borrower, Inc.^	Senior secured	SF +	4.00%	(g)	9.16%				08/2026	4,335	4,340	0.3		4,346
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(g)	11.10%				08/2029	10,000	9,920	0.6		10,000
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.50%	(b)	9.20%				07/2029	14,477	14,074	0.8		14,477
Telesoft Holdings LLC*	One stop	SF +	5.75%	(f)	10.70%				12/2026	5,687	5,632	0.3		5,687
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(f)	10.10%				05/2031	44,877	44,504	2.6		44,877
Togetherwork Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(53)	—		—
Togetherwork Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(38)	—		—
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%	(g)	12.31%				01/2031	7,818	7,712	0.4		7,720
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(16)	—		(15)
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(93)	—		(95)
Vantage Bidco GMBH^(7)(8)(14)(19)	One stop	E +	6.25%	(b)	6.47%	cash/	3.13%	PIK	04/2031	20,638	19,508	1.2		20,432
Vantage Bidco GMBH^(5)(7)(8)(14)	One stop	E +	6.25%		N/A(6)				10/2030	—	(48)	—		(35)
Varinem German Midco GMBH^(7)(8)(14)	One stop	E +	6.00%	(c)	9.67%				07/2031	26,204	25,417	1.5		25,942
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varinem German Midco GMBH^(7)(8)(14)	One stop	E +	6.00%		N/A(6)				07/2031	$—	$—	—%	$—
Workforce Software, LLC^(19)	One stop	SF +	7.25%	(g)	9.46%	cash/	3.00%	PIK	07/2025	9,427	9,355	0.5	9,427
Zendesk, Inc.^	One stop	SF +	5.00%	(g)	9.69%				11/2028	10,260	10,260	0.6	10,260
										683,410	671,097	39.3	680,230
Specialty Retail
Ashco, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.71%				03/2028	15,902	15,925	0.9	15,920
Ave Holdings III, Corp*^	One stop	SF +	5.25%	(h)	9.75%				02/2028	13,585	13,288	0.8	13,585
Biscuit Parent, LLC^	One stop	SF +	4.75%	(g)	9.35%				02/2031	18,321	18,195	1.1	18,321
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(39)	—	—
Cavender Stores L.P.*^	Senior secured	SF +	5.00%	(g)	9.60%				10/2029	24,193	23,992	1.4	24,193
CVP Holdco, Inc.^	One stop	SF +	5.00%	(f)	9.85%				06/2031	32,806	32,491	1.9	32,806
CVP Holdco, Inc.^(5)	One stop	SF +	7.50%		N/A(6)				06/2030	—	(33)	—	—
CVP Holdco, Inc.^(5)	One stop	SF +	7.50%		N/A(6)				06/2031	—	(42)	—	—
Med Parentco, LP^(20)	Senior secured	SF +	4.00%	(f)	8.85%				04/2031	5,000	5,021	0.3	5,014
PetVet Care Centers LLC*	One stop	SF +	6.00%	(f)	10.85%				11/2030	9,332	9,169	0.5	8,866
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(24)	—	(63)
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(11)	—	—
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(g)	10.81%				08/2029	4,988	4,908	0.3	4,988
PPV Intermediate Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(55)	—	(57)
Radiance Borrower, LLC^(19)	One stop	SF +	5.75%	(f)	7.85%	cash/	2.75%	PIK	06/2031	40,757	40,465	2.3	40,757
Radiance Borrower, LLC^	One stop	SF +	5.25%	(f)	10.10%				06/2031	776	744	—	776
Southern Veterinary Partners, LLC^(20)	Senior secured	SF +	3.75%	(g)	8.35%				10/2027	7,725	7,710	0.4	7,750
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(g)	11.01%				04/2028	24,373	24,014	1.4	23,642
										197,758	195,718	11.3	196,498
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(g)	11.73%				06/2028	11,640	11,205	0.6	10,389
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(g)	11.73%				06/2028	4,924	4,740	0.3	4,395
										16,564	15,945	0.9	14,784
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	5.25%	(f)(h)	10.22%				07/2031	15,577	15,425	0.9	15,421
Vessco Midco Holdings, LLC^	One stop	SF +	5.25%	(h)	9.54%				07/2031	762	736	—	710
Vessco Midco Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(17)	—	(17)
										16,339	16,144	0.9	16,114

Total debt investments										3,276,268	3,235,069	187.8	3,253,855

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(16)(17)
Automobiles
CAP-KSI Holdings, LLC^	Preferred stock	N/A	N/A		06/2024	N/A	1,146	$1,146	0.1%	$1,146
CAP-KSI Holdings, LLC^	LP units	N/A	N/A		06/2024	N/A	1,146	—	—	—
Quick Quack Car Wash Holdings, LLC^	LP units	N/A	N/A		06/2024	N/A	417	417	—	439
Quick Quack Car Wash Holdings, LLC^	LLC units	N/A	N/A		06/2024	N/A	83	83	—	87
Yorkshire Parent, Inc.^	LP units	N/A	N/A		12/2023	N/A	—	94	—	102
								1,740	0.1	1,774
Commercial Services & Supplies
FR Vision Holdings, Inc.^	LP units	N/A	N/A		01/2024	N/A	—	109	—	117

Diversified Consumer Services
CHVAC Services Investment, LLC^	Common stock	N/A	N/A		05/2024	N/A	162	408	0.1	464
Virginia Green Acquisition, LLC^	LP units	N/A	N/A		12/2023	N/A	73	73	—	83
								481	0.1	547
Healthcare Technology
Amberfield Acquisition Co.^	LLC units	N/A	N/A		05/2024	N/A	450	450	—	452

Hotels, Restaurants & Leisure
PB Group Holdings, LLC^	LP units	N/A	N/A		08/2024	N/A	113	262	—	262

Insurance
Oakbridge Insurance Agency LLC^	LP units	N/A	N/A		11/2023	N/A	4	70	—	72

Professional Services
Eclipse Buyer, Inc.^(18)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	3,329	0.2	3,300

Leisure Products
Movement Holdings, LLC^	LLC units	N/A	N/A		03/2024	N/A	—	661	—	600

Software
CB Buyer, Inc.^	LP units	N/A	N/A		07/2024	N/A	458	458	—	458
Denali Bidco Limited^(7)(9)	LP interest	N/A	N/A		08/2023	N/A	75	98	—	144
Gurobi Optimization, LLC^	Common stock	N/A	N/A		09/2024	N/A	—	209	—	209
Panzura, LLC^	LLC units	N/A	N/A		09/2023	N/A	1	4	—	—
Pluralsight, LLC^	LLC units	N/A	N/A		08/2024	N/A	597	1,100	0.1	1,100
Togetherwork Holdings, LLC^	Preferred stock	N/A	N/A		07/2024	N/A	545	2,384	0.2	2,408
								4,253	0.3	4,319

Total equity investments								11,355	0.7	11,443

Total investments								3,246,424	188.5	3,265,298

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.8%	(21)				93,069	5.4	93,069
Total money market funds								93,069	5.4	93,069

Total investments and money market funds								$3,339,493	193.9%	$3,358,367

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or ‘‘SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2024, as the loan may have priced or repriced based on an index rate prior to September 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to Prime, which was 8.00% as of September 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.28% as of September 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.11% as of September 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.43% as of September 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.95% as of September 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.85% as of September 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.59% as of September 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.25% as of September 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA which was 3.92% as of September 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2024.
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
(6)The entire commitment was unfunded as of September 30, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, total non-qualifying assets at fair value represented 14.8% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(15)The headquarters of this portfolio company is located in France.
(16)Equity investments are non-income producing securities, unless otherwise noted.
(17)Ownership of certain equity investments occurs through a holding company or partnership.
(18)The Company holds an equity investment that is income producing.
(19)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2024.
(20)The fair value of this investment was valued using Level 2 inputs. See Note 6. Fair Value Measurements.
(21)The rate shown is the annualized seven-day yield as of September 30, 2024.

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

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Software
Denali Bidco Limited^(7)(9)	LP interest	N/A	N/A		08/2023	N/A	70	$90	—%	$90
Panzura, LLC^	LLC units	N/A	N/A		09/2023	N/A	1	4	—	4
								94	—	94

Total equity investments								94	—	94

Total investments								1,179,576	180.4	1,178,633

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			5.2%	(18)				40,090	6.1	40,090
Total money market funds								40,090	6.1	40,090

Total investments and money market funds								$1,219,666	186.5%	$1,218,723

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
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
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

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital Private Credit Fund (“GCRED” or the “Company”) is a Delaware statutory trust formed on May 13, 2022. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on June 30, 2023. The Company’s fiscal year end is September 30.

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle-market and upper middle-market in the form of one stop and other senior secured loans. The Company could selectively invest in second lien and subordinated loans (including loans that rank senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) of private companies. The Company could also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and the Company’s portfolio may, but will not necessarily, initially be comprised of a greater percentage of such instruments than it will as the Company’s investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. The Company’s portfolio could also include equity interests such as preferred equity, debt investments accompanied by equity-related securities (including warrants) and, to a limited extent, common equity investments, which generally would be obtained as part of providing a broader financing solution. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors, LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, which is currently Golub Capital LLC (the “Administrator”).

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. On August 2, 2024, the board of trustees of the Company (the “Board”) designated the Investment Adviser as the Company’s valuation designee (“Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. As of such date, the Valuation Designee is responsible for determining the fair value of the Company’s portfolio investments, subject to oversight of the Board. In accordance with ASC Topic 820, the Valuation Designee has categorized the Company’s financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Investment Adviser’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Valuation Designee in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6. Fair Value Measurements.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of year-end.
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

Interest rate swaps: The Company designated interest rate swaps as the hedging instrument in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swaps is included as a component of “Net unrealized appreciation on derivatives” and “Net unrealized depreciation on derivatives” on the Company’s Consolidated Statements of Financial Condition. Refer to Note 5 for more information regarding the interest rate swaps.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company received Loan Origination Fees that were capitalized of $25,444 and $2,432, respectively. For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, interest income included $8,612 and $1,196, respectively, of Discount Amortization.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, investment income included $6,844 and $601, respectively, of PIK interest and the Company capitalized PIK interest of $6,773 and $513, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the year ended September 30, 2024, fee income included $33 of non-recurring prepayment premiums. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, fee income did not include any non-recurring prepayment premiums. All other income is recorded into income when earned.

For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $199,579 and $14,403, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the year ended September 30, 2024, the Company recognized PIK and non-cash dividend income of $29, which were capitalized into the cost basis of certain preferred equity investments. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments. For both the year ended September 30, 2024 and period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

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

For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2024 and 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2024, $109 was recorded for U.S. federal excise tax. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2024. The Company’s tax returns for the 2023 tax year remain subject to examination by U.S. federal and most state tax authorities.

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the year ended September 30, 2024, the Company recorded an amount less than $1 for U.S. income tax. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not record any U.S. income tax.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then shareholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional Common Shares, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net offering price per share for such shares at the time the distribution is payable.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2024 and 2023, the Company had deferred debt issuance costs of $18,999 and $6,190, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 was $2,713 and $87, respectively.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company amortized $1,750 and $291, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

The base management fee incurred for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 was $14,154 and $2,049, respectively.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component could be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

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

For the year ended September 30, 2024, the Income Incentive Fee incurred was $16,592. During the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Investment Adviser agreed to irrevocably waive $340 of Income Incentive Fees payable pursuant to the Investment Advisory Agreement. After taking into account the waiver, the Income Incentive Fee incurred for the period from June 30, 2023 (commencement of operations) to September 30, 2023 was $2,034 rather than $2,374.

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

For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2024 and 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the year ended September 30, 2024, the Company recorded an accrual of the capital gain incentive fee under GAAP of $757. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company recorded no accrual of the capital gain incentive fee under GAAP. As of September 30, 2024, there was $757 of cumulative accrual for the capital gain incentive fee under GAAP included in “Management and incentive fees payable” on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no cumulative accrual for the capital gain incentive fee under GAAP included in “Management and incentive fees payable” on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $762 and $212, as of September 30, 2024 and 2023, respectively, for accrued allocated shared services under the Administration Agreement.

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

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $35 engagement fee payable upon the effective date of the Public Offering, a $250 fixed managing dealer fee that is payable for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne indirectly by all shareholders of the Company. For the year ended September 30, 2024, the Company incurred $150 of fees paid to the Managing Dealer. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not incur any fees paid to the Managing Dealer.

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

Payments of the shareholder servicing and/or distribution fee are also used to compensate the Managing Dealer for personal services and/or the maintenance of shareholder accounts services provided to shareholders in the related share class and could be made without regard to expenses actually incurred.

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

For the year ended September 30, 2024, the Company incurred shareholder servicing and/or distribution fees of $178, which were attributable to Class S Shares. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not incur any distribution and/or shareholder servicing fees.

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

The following table presents a summary of Expense Support Payments and the related Reimbursement Payments for each of the quarterly periods since the Company’s commencement of operations:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the Quarter Ended	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
June 30, 2023	$1,257	$885	$372
September 30, 2023	—	—	—
December 31, 2023	667	—	667
March 31, 2024	—	—	—
June 30, 2024	—	—	—
September 30, 2024	—	—	—
Total	$1,924	$885	$1,039

(1) Reimbursement Payments to Investment Adviser are presented with associated Expense Support Payment and not in quarter of payment.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 were $5,948 and $3,410, respectively. As of September 30, 2024 and 2023, $3,847 and $3,639, respectively (which includes $1,039 and $1,257, respectively, of unreimbursed Expense Support Payments), of reimbursable expenses were paid by the Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2024, permits the Company to borrow a maximum of $300,000 and expires on July 3, 2026. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of September 30, 2024 and 2023 consisted of the following:

	As of September 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$728,440	$727,390	$726,380	$218,131	$216,997	$216,911
One stop	2,538,097	2,498,133	2,517,780	977,668	962,485	961,628
Second lien	5,937	5,895	5,937	—	—	—
Subordinated debt	3,794	3,651	3,758	—	—	—
Equity	N/A	11,355	11,443	N/A	94	94
Total	$3,276,268	$3,246,424	$3,265,298	$1,195,799	$1,179,576	$1,178,633

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

	As of September 30, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$674,460	20.8%	$187,087	15.9%
Midwest	604,303	18.6	207,317	17.6
Northeast	246,041	7.6	71,548	6.1
Southeast	534,585	16.5	302,001	25.6
Southwest	383,689	11.8	165,797	14.0
West	526,728	16.2	182,125	15.4
United Kingdom	105,696	3.3	10,468	0.9
Luxembourg	20,915	0.6	23,228	2.0
Canada	12,971	0.4	12,451	1.0
Netherlands	6,338	0.2	3,503	0.3
Finland	14,074	0.4	14,051	1.2
Germany	100,076	3.1	—	—
France	16,548	0.5	—	—
Total	$3,246,424	100.0%	$1,179,576	100.0%
Fair Value:
United States
Mid-Atlantic	$676,883	20.7%	$187,197	15.9%
Midwest	605,988	18.6	207,780	17.6
Northeast	248,152	7.6	70,836	6.0
Southeast	535,988	16.4	301,703	25.6
Southwest	383,001	11.7	165,791	14.0
West	530,262	16.2	182,532	15.5
United Kingdom	109,426	3.4	10,212	0.9
Luxembourg	21,176	0.6	23,192	2.0
Canada	12,700	0.4	12,145	1.0
Netherlands	6,452	0.2	3,498	0.3
Finland	14,477	0.5	13,747	1.2
Germany	103,757	3.2	—	—
France	17,036	0.5	—	—
Total	$3,265,298	100.0%	$1,178,633	100.0%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2024 and 2023 were as follows:

	As of September 30, 2024		As of September 30, 2023
Amortized Cost:
Aerospace & Defense	$28,584	0.9%	$9,727	0.8%
Airlines	15,486	0.5	7,414	0.6
Auto Components	73,199	2.2	24,197	2.1
Automobiles	135,859	4.2	70,428	6.0
Banks	3,272	0.1	—	—
Beverages	15,399	0.5	17,770	1.5
Capital Markets	10,563	0.3	—	—
Chemicals	51,044	1.6	18,391	1.6
Commercial Services & Supplies	115,451	3.6	18,976	1.6
Construction & Engineering	8,182	0.2	4,002	0.3
Construction Materials	7,416	0.2	2,901	0.2
Consumer Finance	13,939	0.4	—	—
Containers & Packaging	51,470	1.6	35,698	3.0
Diversified Consumer Services	175,558	5.4	58,934	5.0
Diversified Financial Services	119,847	3.7	33,485	2.8
Electrical Equipment	498	0.0 *	—	—
Food & Staples Retailing	10,344	0.3	3,437	0.3
Food Products	41,931	1.3	8,394	0.7
Healthcare Equipment & Supplies	121,486	3.7	37,337	3.2
Healthcare Providers & Services	210,972	6.5	69,336	5.9
Healthcare Technology	147,695	4.5	53,806	4.6
Hotels, Restaurants & Leisure	154,094	4.7	69,983	5.9
Household Products	8,169	0.3	5,845	0.5
Industrial Conglomerates	83,539	2.6	29,218	2.5
Insurance	218,035	6.7	90,988	7.7
IT Services	148,053	4.6	49,823	4.2
Leisure Products	88,929	2.7	5,944	0.5
Life Sciences Tools & Services	51,389	1.6	19,470	1.7
Machinery	42,739	1.3	5,872	0.5
Media	12,690	0.4	11,027	0.9
Oil, Gas & Consumable Fuels	26,664	0.8	35,306	3.0
Personal Products	2,006	0.1	—	—
Pharmaceuticals	19,233	0.6	19,328	1.6
Professional Services	109,655	3.4	52,998	4.5
Real Estate Management & Development	4,946	0.2	—	—
Road & Rail	14,931	0.5	2,996	0.3
Software	675,350	20.8	239,257	20.3
Specialty Retail	195,718	6.0	51,376	4.4
Trading Companies & Distributors	15,945	0.5	15,912	1.3
Water Utilities	16,144	0.5	—	—
Total	$3,246,424	100.0%	$1,179,576	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2024		As of September 30, 2023
Fair Value:
Aerospace & Defense	$28,599	0.9%	$9,732	0.8%
Airlines	15,468	0.5	7,399	0.6
Auto Components	73,845	2.3	24,633	2.1
Automobiles	137,696	4.2	70,998	6.0
Banks	3,336	0.1	—	—
Beverages	14,700	0.4	17,414	1.5
Capital Markets	10,690	0.3	—	—
Chemicals	48,219	1.5	18,005	1.5
Commercial Services & Supplies	117,076	3.6	18,987	1.6
Construction & Engineering	8,207	0.3	3,999	0.3
Construction Materials	7,343	0.2	2,921	0.2
Consumer Finance	13,919	0.4	—	—
Containers & Packaging	51,741	1.6	35,682	3.0
Diversified Consumer Services	175,767	5.4	59,230	5.0
Diversified Financial Services	121,132	3.7	33,520	2.8
Electrical Equipment	509	0.0 *	—	—
Food & Staples Retailing	10,062	0.3	3,402	0.3
Food Products	42,429	1.3	8,628	0.7
Healthcare Equipment & Supplies	121,761	3.7	37,451	3.2
Healthcare Providers & Services	213,140	6.5	69,045	5.9
Healthcare Technology	149,233	4.6	53,800	4.6
Hotels, Restaurants & Leisure	154,457	4.7	69,989	6.0
Household Products	8,350	0.3	5,939	0.5
Industrial Conglomerates	83,621	2.5	28,726	2.5
Insurance	219,224	6.7	90,944	7.7
IT Services	149,165	4.6	50,300	4.3
Leisure Products	89,279	2.7	5,950	0.5
Life Sciences Tools & Services	51,626	1.6	19,452	1.7
Machinery	42,770	1.3	5,859	0.5
Media	12,593	0.4	11,003	0.9
Oil, Gas & Consumable Fuels	26,839	0.8	35,294	3.0
Personal Products	2,004	0.1	—	—
Pharmaceuticals	19,502	0.6	19,303	1.6
Professional Services	109,331	3.3	52,912	4.5
Real Estate Management & Development	4,823	0.1	—	—
Road & Rail	14,897	0.5	2,989	0.3
Software	684,549	21.0	238,548	20.3
Specialty Retail	196,498	6.0	50,877	4.3
Trading Companies & Distributors	14,784	0.5	15,702	1.3
Water Utilities	16,114	0.5	—	—
Total	$3,265,298	100.0%	$1,178,633	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its interest rate risk exposures.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”), SMBC Capital Markets, Inc. (“SMBC”) and Regions Bank (“Regions” and, together with Macquarie and SMBC, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over-the-counter (“OTC”) derivatives, including interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreements with each of the Counterparties permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

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

Interest Rate Swaps

On May 8, 2024, in connection with the 2027 Notes (as defined in Note 7), the Company entered into interest rate swap agreements with Macquarie and SMBC to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.12% and pays SMBC a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225,000 of the Tranche A Notes (as defined in Note 7) and (ii) receives a fixed interest rate of 7.12% and pays Macquarie a floating interest rate of three-month Term SOFR plus 2.644% on the second $75,000 of the Tranche A Notes. The interest rate swap agreements were effective as of May 22, 2024 and terminate on September 18, 2027. The Company designated these interest rate swaps and the 2027 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2027 Notes.

On September 5, 2024, in connection with the 2029 Notes (as defined in Note 7), the Company entered into interest rate swap agreements with Regions and Macquarie to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 6.046% and pays Regions a floating interest rate of three-month Term SOFR plus 2.7875% on the first $350,000 of the 2029 Notes and (ii) receives a fixed interest rate of 6.046% and pays Macquarie a floating interest rate of three-month Term SOFR plus 2.770% on the second $150,000 of the 2029 Notes. The interest rate swap agreements were effective as of September 12, 2024 and terminate on August 12, 2029. The Company designated these interest rate swaps and the 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2029 Notes.

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net gain/(loss) related to the fair value hedge was $1,620, which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. The table below presents the components of the net gain/(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the Tranche A Notes and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the year ended September 30, 2024. There were no derivatives designated in a qualifying hedge accounting relationship for the period from June 30, 2023 (commencement of operations) to September 30, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Year ended September 30, 2024
Hedging instruments (Interest rate swaps)	$10,661
Hedged items (Unsecured notes)	(9,041)
Fair market value adjustments for hedge accounting recognized in interest expense	$1,620

The Consolidated Statement of Financial Condition impact of fair valuing the interest rate swaps as of September 30, 2024 is presented below:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement of Financial Condition Location of Amounts
Interest rate swap	$225,000	9/18/2027	$10,520	$—	Net unrealized appreciation on derivatives
Interest rate swap	$75,000	9/18/2027	$2,351	$—	Net unrealized appreciation on derivatives
Interest rate swap	$350,000	8/12/2029	$—	$1,963	Net unrealized depreciation on derivatives
Interest rate swap	$150,000	8/12/2029	$—	$247	Net unrealized appreciation on derivatives

The table below presents the carrying value of the Tranche A Notes and 2029 Notes as of September 30, 2024 that is designated in a qualifying hedging relationship and the related hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment
Tranche A Notes	$308,872	$8,872
2029 Notes	494,984	169
Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company could cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (“CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

Note 6. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Effective August 2, 2024, the Board designated the Investment Adviser as the Company’s Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. The Company’s fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the year ended September 30, 2024, certain debt investments with a fair value of $6,456 transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $4,964 transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy during the period from June 30, 2023 (commencement of operations) to September 30, 2023.

The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2024, $615,715 and $2,649,583 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2023, $139,934 and $1,038,699 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, all interest rate swaps were valued using Level 2 inputs. As of September 30, 2024 and 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2024 and 2023:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$615,715	$2,638,140	$3,253,855
Equity investments(1)	—	—	11,443	11,443
Money market funds(1)(2)	93,069	—	—	93,069
Interest rate swaps	—	12,871	—	12,871
Total assets, at fair value:	$93,069	$628,586	$2,649,583	$3,371,238
Liabilities, at fair value:
Interest rate swaps	$—	$2,210	$—	$2,210
Total liabilities, at fair value:	$—	$2,210	$—	$2,210

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$139,934	$1,038,605	$1,178,539
Equity investments(1)	—	—	94	94
Money market funds(1)(2)	40,090	—	—	40,090
Total assets, at fair value:	$40,090	$139,934	$1,038,699	$1,218,723

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was September 30, 2024 was $21,441 and $(986), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023.

	For the year ended September 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,038,605	$94	$1,038,699
Net change in unrealized appreciation (depreciation) on investments	12,662	88	12,750
Net translation of investments in foreign currencies	8,095	—	8,095
Realized gain (loss) on investments	(6,632)	—	(6,632)
Realized gain (loss) on translation of investments in foreign currencies	23	—	23
Fundings of (proceeds from) revolving loans, net	5,805	—	5,805
Purchases and fundings of investments	1,878,947	11,232	1,890,179
PIK interest and non-cash dividends	6,633	29	6,662
Proceeds from principal payments and sales of portfolio investments	(315,988)	—	(315,988)
Accretion of discounts and amortization of premiums	8,498	—	8,498
Transfers into Level 3(1)	6,456	—	6,456
Transfers out of Level 3(1)	(4,964)	—	(4,964)
Fair value, end of period	$2,638,140	$11,443	$2,649,583

(1) Transfers between levels are recognized at the beginning of the period in which the transfers occur.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	For the period from June 30, 2023 (commencement of operations) to September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	649	—	649
Net translation of investments in foreign currencies	(1,635)	—	(1,635)
Realized gain (loss) on investments	89	—	89
Realized gain (loss) on translation of investments in foreign currencies	95	—	95
Fundings of (proceeds from) revolving loans, net	(63)	—	(63)
Purchases and fundings of investments	1,059,408	94	1,059,502
PIK interest and non-cash dividends	513	—	513
Proceeds from principal payments and sales of portfolio investments	(21,647)	—	(21,647)
Accretion of discounts and amortization of premiums	1,196	—	1,196
Fair value, end of period	$1,038,605	$94	$1,038,699

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$59,113	Yield analysis	Market interest rate	8.5% - 12.3% (9.4%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (10.3x)
	51,552	Broker quotes	Broker quotes	N/A
One stop loans(2)	$2,463,600	Yield analysis	Market interest rate	6.3% - 21.0% (9.3%)
		Market comparable companies	EBITDA multiples	8.0x - 38.0x (16.1x)
		Market comparable companies	Revenue multiples	1.5x - 16.5x (7.8x)
	54,180	Broker quotes	Broker quotes	N/A
Subordinated debt and second lien loans	$9,695	Yield analysis	Market interest rate	10.8% - 15.0% (11.7%)
		Market comparable companies	EBITDA multiples	9.9x - 24.0x (14.3x)
Equity(3)	$11,443	Market comparable companies	EBITDA multiples	9.0x - 22.7x (15.6x)
			Revenue multiples	1.5x - 2.8x (1.5x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $2,205,794 and $257,806 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)The Company valued $10,343 and $1,100 of equity investments using EBITDA and revenue multiples, respectively.

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

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Valuation Designee.
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Valuation Designee uses EBITDA multiples and, to a lesser extent, revenue multiples on the Company’s debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Valuation Designee uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan could have been lower.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2029 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

The following are the carrying values and fair values of the Company’s debt as of September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$1,588,492	$1,594,735	$572,270	$572,270
(1)As of September 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the Tranche A Notes and 2029 Notes. See Note 5 for additional information.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2024, the Company’s asset coverage for borrowed amounts was 208.3%.

2023 Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consist of $395,500 of AAA Class A-1 Notes (the “Class A-1 Notes”), which bear interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 Notes (the “Class A-2 Notes”), which bear interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated notes, which do not bear interest (the “Subordinated 2023 Notes”). The Company indirectly retained all of the Subordinated 2023 Notes which were eliminated in consolidation. On September 9, 2024, the Company sold the previously retained Class A-2 Notes to a third party, which resulted in a realized gain on the sale of debt of $1,274. The Class A-1 Notes and Class A-2 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company. The Class A-1 Notes are included in the September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company.

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

As of September 30, 2024 and 2023, there were 70 and 64 portfolio companies, respectively, with total fair value of $688,016 and $663,233, respectively, securing the 2023 Notes. The pool of loans in the 2023 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2023 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of September 30, 2024 based on the last interest rate reset was 5.3%.

For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the 2023 Debt Securitization were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$31,227	$849
Accretion of discounts on notes issued	5	—
Amortization of debt issuance costs	450	11
Total interest and other debt financing expenses	$31,682	$860
Cash paid for interest expense	$25,881	$—
Average stated interest rate(1)	7.9%	7.8%
Average outstanding balance	$397,393	$42,989

(1)The average stated interest rate for the period from June 30, 2023 (commencement of operations) to September 30, 2023 is annualized.

As of September 30, 2024, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1 and A-2 Notes are as follows:

Description	Class A-1 Notes	Class A-2 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$395,500	$38,500
S&P Rating	"AAA"	"AAA"
Fitch Rating	"AAA"	"NR"
Interest Rate	SOFR + 2.40%	SOFR + 2.30%

The Investment Adviser serves as collateral manager to the 2023 Issuer and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2023 Issuer for rendering such collateral management services.

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto which, as of September 30, 2024, allowed the Company to borrow up to $1,115,000 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to $1,500,000. On December 15, 2023, February 1, 2024, March 28, 2024, May 6, 2024 and July 24, 2024, the Company entered into agreements with new lenders to increase the aggregate commitments under the SMBC Credit Facility from $490,000 to $1,115,000 through the accordion feature under the SMBC Credit Facility, which includes a $37,500 term loan commitment.

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

Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 2.00% or 2.125%, subject to compliance with a borrowing base test. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars, (ii) SONIA with respect to any advances denominated in U.K. pound sterling, (iii) EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies. Borrowings under the SMBC Credit Facility in U.S Dollars and U.K. pound sterling could also be subject to a flat credit adjustment spread of 0.10% and 0.0326%, respectively, subject to compliance with a borrowing base test. On May 6, 2024, the

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Company entered into an amendment to the SMBC Credit Facility that, among other things, replaced the interest rate benchmark for Term Benchmark Loans (as defined in the SMBC Credit Facility) denominated in Canadian Dollars from CDOR to CORRA, which includes a credit spread adjustment of 0.29547% for one month tenor Term Benchmark Loans and 0.32138% for three month tenor Term Benchmark Loans.
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

As of September 30, 2024 and 2023, the Company had outstanding debt of $223,854 and $176,770, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the SMBC Facility were as follows:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$25,331	$581
Facility fees	1,523	41
Amortization of debt issuance costs	1,566	76
Total interest and other debt financing expenses	$28,420	$698
Cash paid for interest expense	$26,141	$—
Average stated interest rate(1)(2)	7.3%	7.4%
Average outstanding balance	$348,433	$31,041

(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.
(2)The average stated interest rate for the period from June 30, 2023 (commencement of operations) to September 30, 2023 is annualized.

CLO Vehicle Credit Facility: On July 1, 2023, in connection with the Share Purchase and Sale Agreement, the CLO Vehicle entered into an amended and restated credit agreement (the “CLO Vehicle Credit Facility”) by and among the CLO Vehicle, as borrower, Société Générale, as administrative agent, the lenders and the subordinated noteholders party thereto, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. On September 21, 2023, a portion of the proceeds from the 2023 Debt Securitization were used to repay all amounts outstanding on the CLO Vehicle Credit Facility, following which the agreements governing the CLO Vehicle Credit Facility were terminated. The termination of the CLO Vehicle Credit Facility resulted in a realized loss on extinguishment of debt of $1,541 for the period from June 30, 2023 (commencement of operations) to September 30, 2023, which represented the unamortized discount on the notes issued under the CLO Vehicle Credit Facility at termination.

Prior to its termination, the CLO Vehicle Credit Facility allowed the Company to borrow up to $500,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The CLO Vehicle Credit Facility was secured by all of the assets held by the CLO Vehicle. Through June 7, 2024, all principal collections received on the underlying collateral could have been used by the Company to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager, unless terminated earlier. The stated maturity of the CLO Vehicle Credit Facility was June 7, 2030. The applicable base rate for borrowings under the CLO Vehicle Credit Facility was Term SOFR for borrowings in U.S. dollars, CDOR for borrowings in Canadian dollars and EURIBOR for borrowings in Euros. The applicable margin on borrowings under the CLO Vehicle Credit Facility through the September 21, 2023 termination date was 2.75% per annum. The Company paid a commitment fee of 0.50% per annum on the daily unused portion of commitments under the CLO Vehicle Credit Facility.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the CLO Vehicle Credit Facility were as follows:

Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$8,887
Facility fees	2
Amortization of debt issuance costs	39
Total interest and other debt financing expenses	$8,928
Cash paid for interest expense	$8,888
Average stated interest rate(1)(2)	8.0%
Average outstanding balance	$439,919

(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.
(2)The average stated interest rate for the period from June 30, 2023 (commencement of operations) to September 30, 2023 is annualized.

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

The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari-passu, or equal in right of payment, with all outstanding and future unsecured and unsubordinated indebtedness issued by the Company.

On May 8, 2024, the Company entered into interest rate swap agreements on the 2027 Notes with SMBC and Macquarie as counterparties. Under the terms of the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.12% and pays SMBC a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225,000 of the Tranche A Notes and (ii) receives a fixed interest rate of 7.12% and pays Macquarie a floating interest rate of three-month Term SOFR plus 2.644% on the second $75,000 of the Tranche A Notes. The interest rate swap agreements were effective as of May 22, 2024. The Company designated these interest rate swaps and the 2027 Notes as a qualifying fair value hedge accounting relationship. See Note 5 for more information.

For the year ended September 30, 2024, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Year ended September 30, 2024
Stated interest expense	$11,162
Net contractual interest rate swap expense	1,005
Net (gain)/loss related to fair value hedge	(3,999)
Amortization of debt issuance costs	636
Total interest and other debt financing expenses	$8,804
Cash paid for interest expense	$4,666
Average interest rate swap and stated interest rate(1)	7.9%
Average outstanding balance	$154,022

(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2029 Notes: On September 12, 2024, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $500,000. The 2029 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029.

The 2029 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2029 Notes. The 2029 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to all of the Company’s existing and future secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebted (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2029 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2029 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 40 basis points less interest accrued to the date of redemption. If the Company redeems any 2029 Notes on or after August 12, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029 Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date. No sinking fund is provided for the 2029 Notes.

On September 5, 2024, the Company entered into interest rate swap agreements on the 2029 Notes with Regions and Macquarie as counterparties. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 6.046% and pays Regions a floating interest rate of three-month Term SOFR plus 2.7875% on the first $350,000 of the 2029 Notes and (ii) receives a fixed interest rate of 6.046% and pays Macquarie a floating interest rate of three-month Term SOFR plus 2.770% on the second $150,000 of the 2029 Notes. The interest rate swap agreements were effective as of September 12, 2024. The Company designated these interest rate swaps and the 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 5 for more information.

For the year ended September 30, 2024, the components of interest expense, average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Year ended September 30, 2024
Stated interest expense	$1,531
Net contractual interest rate swap expense	445
Net (gain)/loss related to fair value hedge	2,379
Accretion of discounts on notes issued	54
Amortization of debt issuance costs	61
Total interest and other debt financing expenses	$4,470
Average interest rate swap and stated interest rate	7.6%
Average outstanding balance	$25,957

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2024, permitted the Company to borrow up to $300,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2024 was 4.5%. Through a series of amendments on December 19, 2023, March 21, 2024 and June 21, 2024, the Company increased the borrowing capacity on the Adviser Revolver from $50,000 to $300,000. As of September 30, 2024 and 2023, the Company had no outstanding debt under the Adviser Revolver.

For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the stated interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$22	$238
Cash paid for interest expense	22	238
Annualized average stated interest rate	5.0%	4.5%
Average outstanding balance	$438	$21,086

For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the average total debt outstanding was $926,243 and $535,035, respectively.

For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Notes and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Notes and 2029 Notes, on the Company’s total debt was 8.1% and 7.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2023 Debt Securitization(1)	$432,942	$—	$—	$—	$432,942
SMBC Credit Facility	223,854	—	—	223,854	—
2027 Notes(2)	436,712	—	—	436,712	—
2029 Notes(1)(2)	494,984	—	—	494,984	—
Total borrowings	$1,588,492	$—	$—	$1,155,550	$432,942

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(1)Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.
(2)Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its shareholders, which will generally relieve the Company from U.S. federal income tax.
Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which could differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.

The following permanent differences were reclassified for tax purposes among the components of net assets for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Increase (decrease) in Paid in Capital in Excess of Par	$(1,430)	$(291)
Increase (decrease) in Distributable Earnings (Losses)	1,430	291
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Net increase in net assets resulting from operations	$121,642	$16,423
Net change in unrealized (appreciation) depreciation on investment transactions	(11,835)	587
Other income not currently taxable	(2,133)	(43)
Expenses not currently deductible	3,045	291
Other income for tax but not book	590	—
Other deductions/losses for tax not book	(208)	(74)
Other realized gain/loss differences	7,230	43
Taxable income before deductions for distributions	$118,331	$17,227

The tax character of distributions paid during the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 were as follows:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Ordinary Income	$109,583	$10,938

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 were as follows:

	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Undistributed ordinary income – tax basis	$13,406	$6,289
Undistributed realized gains – tax basis	1,632	—
Net unrealized appreciation (depreciation) on investments	3,942	(587)
Other temporary differences	(14,850)	(5,414)
Total accumulated earnings (loss) – book basis	$4,130	$288

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2024, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2024 and 2023, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2024, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in the tax year ended September 30, 2025. The amount carried forward to tax year ended September 30, 2025 is estimated to be approximately $13,406 of ordinary income and $1,632 of long-term capital gain, although these amounts will not be finalized until the September 30, 2024 tax returns are filed in 2025.

As of September 30, 2024, the federal tax cost of investments was $3,253,730 resulting in estimated gross unrealized gains and losses of $29,245 and $17,677, respectively.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $676,610, including $174,900 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $20,796, including $3,654 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding interest rate swap agreements as of September 30, 2024. As of September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and, in the future, may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company could be exposed to risk.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30, 2024		Period from June 30, 2023 (commencement of operations) to September 30, 2023
Per share data:(1)	Class I	Class S^^	Class I
Net asset value at beginning of period	$25.00	$25.17	$25.00
Distributions declared:(2)
From net investment income - after tax	(2.63)	(1.21)	(0.63)
Net investment income - after tax	2.55	1.26	0.65
Net realized gain (loss) on investment transactions	(0.14)	(0.13)	0.06
Net realized gain (loss) on sale/extinguishment of debt	0.03	0.03	(0.06)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.29	0.09	(0.02)
Distribution and shareholder servicing fees	—	(0.11)	—
Net asset value at end of period	$25.10	$25.10	$25.00
Total return based on net asset value per share(4)	11.34%	4.51%	2.54%
Number of common shares outstanding	66,374,648.607	2,633,722.656	26,133,510.522

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30, 2024			Period from June 30, 2023 (commencement of operations) to September 30, 2023
Listed below are supplemental data and ratios to the financial highlights:	Class I		Class S^^	Class I
Ratio of net investment income - after tax to average net assets*(5)	10.15%		9.14%	10.22%
Ratio of total expenses to average net assets*(5)(6)(7)	10.14%		10.05%	9.76%
Ratio of incentive fee waiver to average net assets	—%		—%	(0.05)%
Ratio of incentive fees to average net assets(6)	1.53%		0.71%	0.36%
Ratio of excise and income taxes to average net assets(6)	0.01%	0.00	% ^	—%
Ratio of net expenses to average net assets*(5)(6)(7)	10.14%		10.05%	9.71%
Ratio of total expenses (without incentive fees) to average net assets*(5)(7)	8.61%		9.34%	9.40%
Total return based on average net asset value(5)(8)	10.75%		4.58%	2.52%
Total return based on average net asset value - annualized*(5)(8)	10.75%		9.16%	9.90%
Net assets at end of period	$1,666,227		$66,115	$653,338
Average debt outstanding(9)	$926,243		$926,243	$535,035
Average debt outstanding per share(9)	$20.48		$20.48	$20.55
Portfolio Turnover*(9)	19.55%		19.55%	7.90%
Asset coverage ratio(9)(10)	208.33%		208.33%	213.87%

*    Amounts for Class S Shares and for the period from June 30, 2023 (commencement of operations) to September 30, 2023 are annualized, unless otherwise noted.
^ Represents an amount less than 0.01%.
^^ The date of the first sale of Class S Shares was April 1, 2024. See Note 12 for additional information.
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
(7)The calculation excludes the net effect of expense support and expense support recoupment, which represented 0.02% and (0.19)% of average net assets for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, respectively.
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

Note 11. Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the table below:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Adviser Revolver
September 30, 2023	$—	$2,139	—	N/A
September 30, 2024	$—	$2,083	—	N/A

2023 Debt Securitization
September 30, 2023	$395,500	$2,139	—	N/A
September 30, 2024	$432,942	$2,083	—	N/A

SMBC Credit Facility
September 30, 2023	$176,770	$2,139	—	N/A
September 30, 2024	$223,854	$2,083	—	N/A

2027 Notes(5)
September 30, 2024	$436,712	$2,083	—	N/A

2029 Notes(6)
September 30, 2024	$494,984	$2,083	—	$1,000

Total Debt
September 30, 2023	$572,270	$2,139	—	N/A
September 30, 2024	$1,588,492	$2,083	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)Not applicable because such senior securities are not registered for public trading, with the exception of the 2029 Notes. The average market value per unit calculated for the 2029 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.
(5)Represents $427,840 outstanding of 2027 Notes and an adjustment for the change in fair value of an effective hedge accounting relationship.
(6)Represents $500,000 outstanding of 2029 Notes less the unamortized discount recognized upon origination and an adjustment for the change in fair value of an effective hedge accounting relationship.
Note 12. Net Assets

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

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value. The Company offers on a continuous basis up to $5.0 billion of Common Shares pursuant to the Public Offering. The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares, with, among others, different ongoing shareholder servicing and/or distribution fees. The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for at least 100 investors in such class and the Company’s Board has authorized the release of the funds in the escrow account. The share classes have different ongoing distribution and/or shareholder servicing fees. As of April 1, 2024, the Company had received purchase orders from greater than 100 investors for Class S Shares, and the Board authorized the release of Class S proceeds from escrow. As of such date, the Company issued and sold 814,973.864 Class S Shares, and the escrow agent released net proceeds of $20,513 to the Company as payment for such Class S Shares.

The following table summarizes the Common Shares issued and net proceeds from the Public Offering during the year ended September 30, 2024. There were no proceeds from the Public Offering during the period from June 30, 2023 (commencement of operations) to September 30, 2023.

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
November 1, 2023	97,680.000	$2,442
December 1, 2023	1,094,615.081	27,442
January 1, 2024	9,936,232.788	249,101
February 1, 2024	1,705,939.025	42,683
March 1, 2024	2,456,196.864	61,552
April 1, 2024	4,020,367.842	101,193
May 1, 2024	3,923,079.849	98,666
June 1, 2024	3,510,784.993	88,437
July 1, 2024	3,604,832.795	90,553
August 1, 2024	4,415,983.832	110,753
September 1, 2024	4,281,633.232	107,554
	39,047,346.301	$980,376

	Class S
Subscriptions Effective	Shares Issued	Net Proceeds
April 1, 2024	814,973.864	$20,513
May 1, 2024	228,279.932	5,741
June 1, 2024	392,250.097	9,880
July 1, 2024	463,881.516	11,653
August 1, 2024	246,907.329	6,193
September 1, 2024	456,977.977	11,479
	2,603,270.715	$65,459

In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
following table summarizes the net offering price per share of Common Shares in the Public Offering during the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023.

	Net Offering Price Per Share
For the Month Ended	Class I	Class S
Year ended September 30, 2024
October 31, 2023	$25.00	$—
November 30, 2023	25.07	—
December 31, 2023	25.07	—
January 31, 2024	25.02	—
February 29, 2024	25.06	—
March 31, 2024	25.17	—
April 30, 2024	25.15	25.15
May 31, 2024	25.19	25.19
June 30, 2024	25.12	25.12
July 31, 2024	25.08	25.08
August 31, 2024	25.12	25.12
September 30, 2024	25.10	25.10

Period from June 30, 2023 (commencement of operations) to September 30, 2023
July 31, 2023	$25.00	$—
August 31, 2023	25.05	—
September 30, 2023	25.00	—

Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023.

Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Net Distribution Per Share	Total Dividends Declared
Year ended September 30, 2024
August 3, 2023	October 31, 2023	November 29, 2023	26,194,330.889	$0.2100	$5,501
November 17, 2023	November 30, 2023	December 29, 2023	26,353,713.391	0.2200	5,798
November 17, 2023	December 30, 2023	January 30, 2024	27,513,765.783	0.2200	6,053
November 17, 2023	January 31, 2024	February 28, 2024	37,521,105.819	0.2200	8,255
February 2, 2024	February 29, 2024	March 29, 2024	39,279,712.403	0.2200	8,641
February 2, 2024	March 31, 2024	April 29, 2024	41,822,979.970	0.2200	9,201
February 2, 2024	April 30, 2024	May 30, 2024	45,942,385.416	0.2200	10,107
May 3, 2024	May 31, 2024	June 28, 2024	49,987,591.040	0.2200	10,997
May 3, 2024	June 30, 2024	July 30, 2024	53,635,734.336	0.2200	11,800
May 3, 2024	July 31, 2024	August 30, 2024	57,395,957.902	0.2200	12,628
August 2, 2024	August 31, 2024	September 27, 2024	61,912,050.088	0.2200	13,621
August 2, 2024	September 30, 2024	October 30, 2024	66,374,648.607	0.2200	14,602
Total dividends declared for the year ended September 30, 2024					$117,204

Period from June 30, 2023 (commencement of operations) to September 30, 2023
July 31, 2023	July 31, 2023	August 29, 2023	26,012,927.600	$0.2100	$5,463
August 2, 2023	August 31, 2023	September 29, 2023	26,072,695.096	0.2100	5,475

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

August 2, 2023	September 30, 2023	October 30, 2023	26,133,510.522	0.2100	5,488
Total dividends declared for the period from June 30, 2023 (commencement of operations) to September 30, 2023					$16,426

Class S
Date Declared	Record Date	Payment Date	Shares Outstanding	Net Distribution Per Share	Total Dividends Declared
Year ended September 30, 2024
April 19, 2024	April 30, 2024	May 30, 2024	814,973.864	$0.2022	$165
May 3, 2024	May 31, 2024	June 28, 2024	1,047,494.875	0.2022	212
May 3, 2024	June 30, 2024	July 30, 2024	1,444,919.231	0.2022	292
May 3, 2024	July 31, 2024	August 30, 2024	1,914,357.236	0.2022	387
August 2, 2024	August 31, 2024	September 27, 2024	2,168,575.972	0.2022	437
August 2, 2024	September 30, 2024	October 30, 2024	2,633,722.656	0.2022	533
Total dividends declared for the year ended September 30, 2024					$2,026

The following table summarizes the Company’s distributions reinvested during the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023.

Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
Year ended September 30, 2024
October 30, 2023	60,820.367	$25.00	$1,521
November 29, 2023	61,702.502	25.00	1,543
December 29, 2023	65,437.311	25.07	1,640
January 30, 2024	71,107.248	25.07	1,782
February 28, 2024	79,967.559	25.02	2,001
March 29, 2024	87,070.703	25.06	2,182
April 29, 2024	99,037.604	25.17	2,493
May 30, 2024	122,125.775	25.15	3,071
June 28, 2024	137,358.303	25.19	3,460
July 30, 2024	155,390.771	25.12	3,904
August 30, 2024	165,834.688	25.08	4,159
September 27, 2024	180,965.287	25.12	4,546
	1,286,818.118		$32,302

Period from June 30, 2023 (commencement of operations) to September 30, 2023
August 29, 2023	59,767.496	$25.00	$1,494
September 29, 2023	60,815.426	25.05	1,524
	120,582.922		$3,018

Class S
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
Year ended September 30, 2024
May 30, 2024	4,241.079	$25.15	$107
June 28, 2024	5,174.259	25.19	130
July 30, 2024	5,556.489	25.12	140
August 30, 2024	7,311.407	25.08	183
September 27, 2024	8,168.707	25.12	205
	30,451.941		$765
(1) Reflects DRIP shares issued multiplied by the unrounded amount per share.

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

The following table presents share repurchases completed under the share repurchase program during the year ended September 30, 2024. There were no share repurchases completed during the period from June 30, 2023 (commencement of operations) to September 30, 2023.

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)
February 1, 2024	27,300.000	0.10%	$25.07	December 31, 2023	$670	—
August 1, 2024	65,726.334	0.12%	$25.12	June 30, 2024	$1,640	—

(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Note 13. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2024		Period from June 30, 2023 (commencement of operations) to September 30, 2023
	Class I	Class S	Class I
Earnings available to shareholders	$119,726	$1,916	$16,423
Basic and diluted weighted average shares outstanding	44,385,411	1,666,686	26,035,443
Basic and diluted earnings per share	$2.70	$1.15	$0.63

Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The Company received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective October 1, 2024
Class I	$93,248
Class S	$9,108
Approximate subscriptions effective November 1, 2024
Class I	$89,201
Class S	$5,595

On October 30, 2024, the Company issued 197,076.899 Class I Shares and 10,731.076 Class S Shares through the DRIP.

The Company repurchased 591,629.063 of its Class I Shares pursuant to the tender offer to repurchase up to 5% of its Class I Shares and Class S Shares outstanding as of June 30, 2024 that commenced on September 25, 2024 and closed on November 1, 2024.

On November 22, 2024, the Company entered into the third amendment to the SMBC Credit Facility (the “Third SMBC Amendment”) . The Third SMBC Amendment, among other things, (a) increased the total commitment facility amount from $1,115,000 to $1,240,000 through the addition of new lenders, (b) extended the maturity date to November 22, 2029, (c) reduced the applicable margin on borrowings under the SMBC Facility to 0.875% for any ABR Loan and 1.875% for any Term Benchmark Loan or RFR Loan and (d) reduced the commitment fee on the daily unused portion of commitments to 0.35% per annum.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
August 2, 2024	October 31, 2024	November 27, 2024	$0.2200
November 14, 2024	November 30, 2024	December 27, 2024	$0.1875
November 14, 2024	December 30, 2024	January 30, 2025	$0.1875
November 14, 2024	December 30, 2024	January 30, 2025	$0.0050
November 14, 2024	January 31, 2025	February 27, 2025	$0.1875
Class S Distributions
August 2, 2024	October 31, 2024	November 27, 2024	$0.2200
November 14, 2024	November 30, 2024	December 27, 2024	$0.1875
November 14, 2024	December 30, 2024	January 30, 2025	$0.1875
November 14, 2024	December 30, 2024	January 30, 2025	$0.0050
November 14, 2024	January 31, 2025	February 27, 2025	$0.1875

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We expect each of our officers and trustees, as well as any person affiliated with our operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Company has adopted a Code of Conduct, which applies to the Company’s trustees, executive officers, officers and their respective staffs and serves as a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Additionally, as required by the 1940 Act, we and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.

Our Code of Ethics and the Code of Ethics of GC Advisors are filed as an exhibit to this Annual Report on Form 10-K, and our Code of Conduct is accessible on our website at www.gcredbdc.com. We intend to disclose any material amendments to or waivers of required provisions of our Code of Conduct or the Code of Ethics on a Current Report on Form 8-K.

Except for the foregoing information regarding our Code of Conduct, the information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 111
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Third Amended and Restated Declaration of Trust of Golub Capital Private Credit Fund. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.2	Form of Subscription Agreement for Seed Capital, dated as of April 27, 2023, by and between the Registrant and GGP Class B-P, LLC (Incorporated by reference to Exhibit (p) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.3	Description of securities	*
4.4	Indenture, dated as of September 12, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.5	First Supplemental Indenture, dated as of September 12, 2024, relating to the 5.800% notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.6	Form of 5.800% notes due 2029 (Included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024 and incorporated by reference).
4.7	Form of 5.800% notes due 2029 (Included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024 and incorporated by reference).
4.8	Registration Rights Agreement, dated as of September 12, 2024, by and among the Company and SMBC Nikko Securities America Inc., BNP Paribas Securities Corp., RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
10.1	Investment Advisory Agreement by and between the Registrant and GC Advisors LLC, dated April 28, 2023 (Incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.2	Amended and Restated Investment Advisory Agreement by and between the Registrant and GC Advisors LLC, dated November 17, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-01555), filed on November 22, 2023).
10.3	Administration Agreement, dated as of April 28, 2023, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(1) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.4	Loan Administration and Custodial Agreement, dated as of April 19, 2023, by and between the Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).

Number	Description

10.5	Trademark License Agreement, dated as of April 28, 2023, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.6	Distribution Reinvestment Plan of the Registrant, dated April 4, 2023 (Incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.7	Manager Dealer Agreement, dated as of April 28, 2023, by and between the Registrant and Arete Wealth Management, LLC (Incorporated by reference to Exhibit (h)(1) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.8	Form of Selected Intermediary Agreement (Incorporated by reference to Exhibit (h)(2) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.9	Distribution and Servicing Plan of the Registrant (Incorporated by reference to Exhibit (h)(3) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.10	Amended and Restated Distribution and Servicing Plan of the Registrant. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01555), filed on May 15, 2024).
10.11	Form of Escrow Agreement (Incorporated by reference to Exhibit (k)(2) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 30, 2023).
10.12	Services Agreement and Master Agreement by and between the Registrant and SS&C GIDS, Inc., dated May 5, 2023 (Incorporated by reference to Exhibit (k)(3) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.13	Multiple Class Plan of the Registrant, dated April 4, 2023 (Incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.14	Expense Support and Conditional Reimbursement Agreement by and between the Registrant and the Investment Adviser, dated April 28, 2023 (Incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.15	Share Purchase and Sale Agreement, dated as of July 1, 2023, by and among Golub Capital Private Credit Fund, GCP HS Fund, GCP CLO Holdings Sub LP and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.16	Syndicated Corporate Revolving Credit Facility, dated as of June 8, 2023, by and among GCP SG Warehouse 2022-1, as borrower, the Lenders party thereto from time to time, the Subordinated Noteholders party thereto from time to time, Société Générale, as administrative agent, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.17	Amended and Restated Credit Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, Société Générale, as administrative agent, the Lenders and the Subordinated Noteholders party thereto from time to time, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.18	Amended and Restated Collateral Management Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.19	Revolving Loan Agreement, dated as of July 3, 2023, by and among Golub Capital Private Credit Fund, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).

Number	Description

10.20	First Amendment to Revolving Loan Agreement, dated as of December 19, 2023, by and among Golub Capital Private Credit Fund, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 20, 2023).
10.21	Second Amendment to Revolving Loan Agreement, dated as of March 21, 2024, by and between Golub Capital Private Credit Fund, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on March 22, 2024).
10.22	Third Amendment to Revolving Loan Agreement, dated as of June 21, 2024, by and between the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on June 26, 2024).
10.23	Senior Secured Revolving Credit Agreement, dated as of September 6, 2023, by and among Golub Capital Private Credit Fund, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 12, 2023).
10.24	Response to Notice of Commitment Increase Request, dated as of December 15, 2023, by and among Golub Capital Private Credit Fund, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 20, 2023).
10.25	Response to Notice of Commitment Increase Request, dated as of March 28, 2024, by and among Golub Capital Private Credit Fund, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on April 3, 2024).
10.26	First Amendment to the SMBC Credit Facility, dated as of May 6, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on May 10, 2024).
10.27	Second Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on July 30, 2024).
10.28	Indenture, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer, and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.29	Note Purchase Agreement, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer and SG Americas Securities, LLC as Initial Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.30	Collateral Management Agreement, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.31	Master Loan Sale Agreement, dated as of September 21, 2023, by and among Golub Capital Private Credit Fund, as the Seller, Golub Capital Private Credit Fund CLO Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO, as Buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).

Number	Description

10.32	Master Note Purchase Agreement, dated as of May 22, 2024, by and among the Company and the purchasers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on May 28, 2024).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K)
21.1	List of subsidiaries.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Private Credit Fund

Date: November 26, 2024	By:	/s/ David B. Golub
Name: David B. Golub
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Trustee	November 26, 2024
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer, Treasurer and Trustee	November 26, 2024
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ John T. Baily	Trustee	November 26, 2024
John T. Baily
/s/ Kenneth F. Bernstein	Trustee	November 26, 2024
Kenneth F. Bernstein
/s/ Lofton P. Holder	Trustee	November 26, 2024
Lofton P. Holder
/s/ Anita J. Rival	Trustee	November 26, 2024
Anita J. Rival
/s/ William M. Webster IV	Trustee	November 26, 2024
William M. Webster IV