Form 10-Q
period 2024-12-31
Golub Capital Private Credit Fund
filed 2025-02-13
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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

☐	Large accelerated filer	☐	Accelerated filer
☑	Non-accelerated filer	☐	Smaller reporting company
☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 13, 2025, the Registrant had outstanding Class I and Class S common shares of beneficial interest, $0.01 par value, outstanding of 81,477,713 and 3,882,094, respectively. Common shares of beneficial interest outstanding excludes February 1, 2025 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2024	September 30, 2024
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $4,041,237 and $3,246,424, respectively)	$4,053,838	$3,265,298
Cash and cash equivalents	52,904	170,615
Foreign currencies (cost of $2,222 and $2,324, respectively)	2,388	2,620
Restricted cash and cash equivalents	27,101	16,408
Interest receivable	32,817	32,459
Receivable for investments	14,644	9,201
Deferred offering costs	2,412	2,775
Net unrealized appreciation on derivatives	2,235	12,624
Other assets	2,967	1,521
Total Assets	$4,191,306	$3,513,521
Liabilities
Debt	$2,013,183	$1,588,492
Less unamortized debt issuance costs	(20,799)	(18,999)
Debt less unamortized debt issuance costs	1,992,384	1,569,493
Interest payable	17,477	10,673
Distributions payable	15,574	15,135
Management and incentive fees payable	13,919	11,656
Payable for investments purchased	86,425	165,315
Accrued trustee fees	305	225
Net unrealized depreciation on derivatives	15,603	1,963
Accounts payable and other liabilities	7,461	6,719
Total Liabilities	2,149,148	1,781,179
Commitments and Contingencies (Note 8)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 81,223,397.755 and 69,008,371.263 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively.	812	690
Paid in capital in excess of par	2,033,749	1,727,522
Distributable earnings (losses)	7,597	4,130
Total Net Assets	2,042,158	1,732,342
Total Liabilities and Total Net Assets	$4,191,306	$3,513,521

Net Asset Value Per Share
Class I Shares:
Net assets	$1,955,320	$1,666,227
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	77,769,569.568	66,374,648.607
Net asset value per common share	$25.14	$25.10
Class S Shares:
Net assets	$86,838	$66,115
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	3,453,828.187	2,633,722.656
Net asset value per common share	$25.14	$25.10

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2024	2023
Investment income
Interest income	$88,207	$39,079
Payment-in-kind interest income	4,657	555
Dividend income	106	—
Fee income	277	111
Total investment income	93,247	39,745
Expenses
Interest and other debt financing expenses	36,369	14,174
Base management fee	6,062	2,093
Incentive fee	7,100	2,714
Professional fees	3,054	1,466
Administrative service fee	977	158
General and administrative expenses	174	124
Distribution and shareholder servicing fees
Class S	172	—
Total expenses	53,908	20,729
Expense support (Note 3)	—	(667)
Expense support recoupment (Note 3)	—	885
Net expenses	53,908	20,947
Net investment income - before tax	39,339	18,798
Excise tax	—	18
Net investment income - after tax	39,339	18,780
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(5)	(38)
Foreign currency transactions	(578)	45
Net realized gain (loss) on investment transactions	(583)	7
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	10,912	274
Forward currency contracts	1,599	—
Translation of assets and liabilities in foreign currencies	(1,828)	(2)
Net change in unrealized appreciation (depreciation) on investment transactions	10,683	272
Net gain (loss) on investment transactions	10,100	279
Net increase (decrease) in net assets resulting from operations	$49,439	$19,059
Per Common Share Data
Class I Shares:
Earnings available to shareholders	$47,525	$19,059
Basic and diluted weighted average common shares outstanding (Note 11)	73,669,932	26,633,029
Basic and diluted earnings per common share (Note 11)	$0.65	$0.72
Class S Shares:
Earnings available to shareholders	$1,914	$—
Basic and diluted weighted average common shares outstanding (Note 11)	3,224,475	—
Basic and diluted earnings per common share (Note 11)	$0.60	$—

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	26,133,510.522	$261	$652,789	$288	$653,338
Issuance of common shares
Class I	1,192,295.081	12	29,872	—	29,884
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	18,780	18,780
Net realized gain (loss) on investment transactions	—	—	—	7	7
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	272	272
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	187,960.180	2	4,702	—	4,704
Distributions from distributable earnings (losses)
Class I	—	—	—	(11,299)	(11,299)
Distributions declared and payable
Class I	—	—	—	(6,053)	(6,053)
Total increase (decrease) for the three months ended December 31, 2023	1,380,255.261	14	34,574	1,707	36,295
Balance at December 31, 2023	27,513,765.783	$275	$687,363	$1,995	$689,633
Balance at September 30, 2024	69,008,371.263	$690	$1,727,522	$4,130	$1,732,342
Issuance of common shares
Class I	11,384,439.822	114	285,411	—	285,525
Class S	784,685.299	8	19,675	—	19,683
Repurchase of common shares, net of early repurchase deduction
Class I	(591,629.063)	(6)	(14,841)	—	(14,847)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	39,339	39,339
Net realized gain (loss) on investment transactions	—	—	—	(583)	(583)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	10,683	10,683
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	602,110.202	6	15,094	—	15,100
Class S	35,420.232	—	888	—	888
Distributions from distributable earnings (losses)
Class I	—	—	—	(29,239)	(29,239)
Class S	—	—	—	(1,159)	(1,159)
Distributions declared and payable
Class I	—	—	—	(14,971)	(14,971)
Class S	—	—	—	(603)	(603)
Total increase (decrease) for the three months ended December 31, 2024	12,215,026.492	122	306,227	3,467	309,816
Balance at December 31, 2024	81,223,397.755	$812	$2,033,749	$7,597	$2,042,158
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$49,439	$19,059
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,487	404
Amortization of deferred offering costs	562	330
Amortization of discounts on issued debt securities	288	—
Accretion of discounts and amortization of premiums on investments	(2,738)	(1,605)
Net realized (gain) loss on investments	5	38
Net realized (gain) loss on foreign currency transactions	578	(45)
Net change in unrealized (appreciation) depreciation on investments	(10,912)	(274)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1,828	2
Net change in unrealized (appreciation) depreciation on interest rate swaps	3,198	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	(1,599)	—
Proceeds from (fundings of) revolving loans, net	(2,163)	(192)
Purchases and fundings of investments	(878,582)	(255,989)
Proceeds from principal payments and sales of portfolio investments	93,554	35,683
Payment-in-kind interest capitalized	(4,816)	(593)
Non-cash dividends	(106)	—
Changes in operating assets and liabilities:
Interest receivable	(358)	5,272
Receivable for investments	(5,443)	9,900
Other assets	(1,446)	2,301
Interest payable	6,804	8,579
Management and incentive fees payable	2,263	787
Payable for investments purchased	(78,890)	(25,307)
Accrued trustee fees	80	20
Accounts payable and other liabilities	742	2,119
Net cash provided by (used in) operating activities	(826,225)	(199,511)
Cash flows from financing activities
Borrowings on debt	462,275	194,300
Repayments of debt	—	(3,499)
Capitalized debt issuance costs	(3,287)	(972)
Deferred offering costs	(199)	(450)
Proceeds from issuance of common shares	305,208	29,884
Repurchased shares, net of early repurchase deduction paid	(14,847)	—
Distributions paid	(29,545)	(12,083)
Net cash provided by (used in) financing activities	719,605	207,180
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	(106,620)	7,669
Effect of foreign currency exchange rates	(630)	68
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	189,643	50,722
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$82,393	$58,459

Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$24,591	$5,191
Distributions declared for the period	45,972	17,352
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with dividend reinvestment plan	$15,988	$4,704
Change in distributions payable	439	565
(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
December 31, 2024
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2024	September 30, 2024
Cash and cash equivalents	$52,904	$170,615
Foreign currencies (cost of $2,222 and $2,324, respectively)	2,388	2,620
Restricted cash and cash equivalents	27,101	16,408
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows(1)	$82,393	$189,643
(1) See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Bleriot US Bidco Inc.^(7)(21)	Senior secured	SF +	2.75%	(i)	7.08%				10/2030	$13,233	$13,292	0.7%	$13,319
Element Materials Technology^(7)(21)	Senior secured	SF +	3.75%	(i)	8.08%				06/2029	7,972	8,019	0.4	8,034
LSF11 Trinity Bidco, Inc.^	Senior secured	SF +	3.00%	(h)	7.37%				06/2030	2,990	3,013	0.1	3,016
Signia Aerospace, LLC^	Senior secured	SF +	3.00%	(i)	7.40%				11/2031	4,615	4,633	0.2	4,624
Signia Aerospace, LLC^	Senior secured	SF +	3.00%		N/A(6)				12/2031	—	1	—	1
Transdigm, Inc.^(7)(21)	Senior secured	SF +	2.75%	(i)	7.08%				03/2030	3,482	3,491	0.2	3,497
										32,292	32,449	1.6	32,491
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.58%				11/2031	49,796	48,811	2.4	48,800
RJW Group Holdings, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				11/2031	—	(36)	—	(37)
										49,796	48,775	2.4	48,763
Airlines
Accelya Lux Finco S.A.R.L.*(7)(11)(20)	One stop	SF +	7.00%	(i)	7.43%	cash/	4.00%	PIK	12/2026	1,554	1,512	0.1	1,523
Brown Group Holding, LLC ^(21)	Senior secured	SF +	2.50%	(h)(i)	7.00%				07/2031	2,970	2,969	0.1	2,982
Brown Group Holding, LLC ^(21)	Senior secured	SF +	2.50%	(h)	6.86%				07/2031	1,805	1,806	0.1	1,814
KKR Apple Bidco, LLC^(21)	Senior secured	SF +	3.50%	(h)	7.86%				09/2028	9,139	9,168	0.5	9,210
										15,468	15,455	0.8	15,529
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(i)	9.08%				11/2030	4,834	4,787	0.2	4,786
Arnott, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(8)	—	(8)
Collision SP Subco, LLC*	One stop	SF +	5.50%	(i)	10.09%				01/2030	9,551	9,389	0.5	9,551
Collision SP Subco, LLC^	One stop	SF +	5.50%	(i)(j)	10.12%				01/2030	2,798	2,751	0.1	2,798
Collision SP Subco, LLC^	One stop	SF +	5.50%	(i)	10.09%				01/2030	236	209	—	236
OEConnection, LLC^	One stop	SF +	5.00%	(h)	9.36%				04/2031	40,749	40,382	2.0	40,749
OEConnection, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(32)	—	—
OEConnection, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(40)	—	—
OEConnection, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(36)	—	—
RC Buyer, Inc.^(21)	Senior secured	SF +	3.50%	(h)	7.97%				07/2028	9,434	9,441	0.5	9,401
RealTruck Group, Inc.^(7)(21)	Senior secured	SF +	3.50%	(h)	7.97%				01/2028	10,262	10,171	0.5	9,976
TI Automotive^(7)	Senior secured	SF +	3.25%	(h)	7.72%				12/2026	2,366	2,371	0.1	2,372
Wand NewCo 3, Inc.^(7)(21)	Senior secured	SF +	3.25%	(h)	7.61%				01/2031	14,564	14,597	0.7	14,642
										94,794	93,982	4.6	94,503
Automobiles
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(i)	9.58%				06/2030	23,344	23,023	1.1	23,344
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(h)	9.61%				06/2030	645	597	—	645
Denali Midco 2, LLC^(20)	Second lien	N/A			13.00%	PIK			12/2029	23,417	23,200	1.1	23,417
Denali Midco 2, LLC*^	One stop	SF +	5.25%	(h)	9.61%				12/2028	16,886	16,511	0.8	16,886
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(i)	9.33%				12/2029	604	594	—	604
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(i)	9.33%				12/2029	126	124	—	126
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(i)	9.33%				12/2029	107	104	—	107
High Bar Brands Operating, LLC^(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(3)	—	—
JHCC Holdings LLC*	One stop	SF +	5.25%	(i)	9.58%				09/2027	9,480	9,299	0.5	9,480
JHCC Holdings LLC^	One stop	SF +	5.25%	(i)	9.58%				09/2027	2,371	2,363	0.1	2,371
JHCC Holdings LLC^(5)	One stop	SF +	5.25%		N/A(6)				09/2027	—	(39)	—	—
Mavis Tire Express Services Topco, Corp.^(7)(21)	Senior secured	SF +	3.50%	(h)	7.86%				05/2028	7,433	7,445	0.4	7,492
Mister Car Wash Holdings, Inc.^(7)(21)	Senior secured	SF +	2.75%	(h)	7.09%				03/2031	13,614	13,653	0.7	13,696
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(i)(j)	9.84%				07/2029	19,635	19,045	1.0	19,635
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	9.11%				06/2031	2,170	2,152	0.1	2,170
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	9.12%				06/2031	48	45	—	48
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quick Quack Car Wash Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	$—	$(2)	—%	$—
TWAS Holdings, LLC^	One stop	SF +	6.75%	(h)	11.21%				12/2026	22,884	22,623	1.1	22,884
Yorkshire Parent, Inc.*^	One stop	SF +	6.00%	(i)	10.33%				12/2029	15,137	15,012	0.8	15,137
Yorkshire Parent, Inc.^	One stop	SF +	6.00%	(i)	10.52%				12/2029	1,237	1,202	0.1	1,237
Yorkshire Parent, Inc.^	One stop	SF +	6.00%	(i)	10.33%				12/2029	377	351	—	377
										159,515	157,299	7.8	159,656
Banks
Empyrean Solutions, LLC^	One stop	SF +	4.75%	(i)	9.08%				11/2031	9,959	9,910	0.5	9,909
Empyrean Solutions, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2031	—	(7)	—	(7)
Empyrean Solutions, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2031	—	(20)	—	(20)
OSP Hamilton Purchaser, LLC*	One stop	SF +	5.25%	(i)	9.84%				12/2029	2,797	2,768	0.2	2,797
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.84%				12/2029	530	503	—	530
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.84%				12/2029	187	183	—	187
										13,473	13,337	0.7	13,396
Beverages
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(h)	10.71%				12/2027	15,428	15,359	0.7	14,040

Capital Markets
BlueMatrix Holdings, LLC*	One stop	SF +	5.25%	(i)	9.58%				01/2031	10,663	10,582	0.5	10,663
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(14)	—	—
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(27)	—	—
										10,663	10,541	0.5	10,663
Chemicals
INEOS US Finance LLC and INEOS Finance PLC^(7)(21)	Senior secured	SF +	3.25%	(h)	7.61%				02/2030	8,550	8,523	0.4	8,598
Inhance Technologies Holdings, LLC*(20)	One stop	SF +	6.50%	(i)	7.24%	cash/	4.00%	PIK	06/2025	10,333	10,332	0.4	8,473
Inhance Technologies Holdings, LLC^(20)	One stop	SF +	6.50%	(i)	7.24%	cash/	4.00%	PIK	06/2025	5,104	5,104	0.2	4,185
Innophos Holdings, Inc.^(7)(21)	Senior secured	SF +	4.25%	(h)	8.72%				03/2029	5,403	5,380	0.3	5,418
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	9.11%				03/2029	8,689	8,608	0.4	8,689
Krayden Holdings, Inc.^(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(28)	—	—
Krayden Holdings, Inc.^(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(40)	—	—
W.R. Grace & Co^(7)(21)	Senior secured	SF +	3.25%	(i)	7.58%				08/2028	6,961	6,969	0.3	7,029
Windsor Holdings III, LLC^(7)(21)	Senior secured	SF +	3.50%	(h)	7.86%				08/2030	8,925	8,957	0.5	9,048
										53,965	53,805	2.5	51,440
Commercial Services & Supplies
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(i)	9.52%				10/2029	16,128	15,838	0.8	16,128
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(i)	9.40%				10/2029	102	93	—	102
BrightView Landscapes, LLC^(7)	Senior secured	SF +	2.50%	(i)	7.09%				04/2029	2,500	2,500	0.1	2,517
Encore Holdings, LLC^	One stop	SF +	5.00%	(i)	9.33%				11/2028	15,600	15,421	0.8	15,600
Encore Holdings, LLC*	One stop	SF +	5.25%	(i)	9.68%				11/2028	11,513	11,341	0.6	11,541
Encore Holdings, LLC*	One stop	SF +	5.25%	(i)	9.68%				11/2028	2,290	2,254	0.1	2,295
Encore Holdings, LLC^	One stop	SF +	4.75%	(i)	9.08%				11/2028	6,054	5,995	0.3	5,992
Encore Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2028	—	(40)	—	(80)
FR Vision Holdings, Inc.*^	One stop	SF +	5.50%	(h)(i)	10.12%				01/2031	18,332	18,173	0.9	18,332
FR Vision Holdings, Inc.^	One stop	SF +	5.50%	(i)	10.08%				01/2031	2,503	2,452	0.1	2,503
FR Vision Holdings, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(13)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(h)	9.36%				09/2030	1,815	1,768	0.1	1,815
Kleinfelder Intermediate, LLC^	One stop	P +	4.00%	(a)	11.50%				09/2028	57	53	—	57
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	5.00%		N/A(6)				09/2030	—	(3)	—	—
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	9.76%				04/2031	1,450	1,437	0.1	1,450
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	9.61%				04/2031	242	241	—	242
PSC Parent, Inc.^	One stop	SF +	5.25%	(a)(h)	9.97%				04/2030	184	182	—	184
PSC Parent, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(2)	—	—
Radwell Parent, LLC*	One stop	SF +	5.50%	(i)	9.83%				03/2029	15,719	15,718	0.8	15,561
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.83%				03/2029	917	537	—	871
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.25%		07/2031	$31,568	$31,275	1.5%	$31,568
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.52%		07/2031	2,596	2,556	0.1	2,596
WRE Holding Corp.^(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(42)	—	—
								129,570	127,734	6.3	129,274
Construction & Engineering
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(i)	8.83%		05/2031	1,206	1,200	0.1	1,206
Consor Intermediate II, LLC^(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(5)	—	—
Consor Intermediate II, LLC^(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(1)	—	—
Service Logic Acquisition, Inc.^	Senior secured	SF +	3.50%	(i)	8.09%		10/2027	6,945	6,960	0.3	7,001
								8,151	8,154	0.4	8,207
Construction Materials
Star Holding, LLC^(7)(21)	Senior secured	SF +	4.50%	(h)	8.86%		07/2031	14,339	14,220	0.7	14,329

Consumer Finance
Ascensus Group Holdings^	Senior secured	SF +	3.00%	(h)	7.36%		08/2028	13,865	13,900	0.7	14,004

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC ^(21)	Senior secured	SF +	3.25%	(h)	7.72%		03/2028	4,200	4,174	0.2	4,202
Chase Intermediate*^	One stop	SF +	4.75%	(i)	9.34%		10/2028	14,685	14,474	0.7	14,685
Packaging Coordinators Midco, Inc.^(21)	Senior secured	SF +	3.25%	(i)	7.84%		11/2027	9,599	9,619	0.5	9,653
Pegasus BidCo^(7)(12)	Senior secured	SF +	3.25%	(i)	7.77%		07/2029	6,418	6,433	0.3	6,486
Reynolds Group Holdings^(7)(21)	Senior secured	SF +	2.50%	(h)	6.86%		09/2028	5,176	5,183	0.2	5,205
Technimark, LLC^	Senior secured	SF +	3.25%	(h)	7.63%		04/2031	7,824	7,792	0.4	7,822
WP Deluxe Merger Sub^(21)	Senior secured	SF +	3.75%	(i)	8.34%		05/2028	5,426	5,404	0.3	5,475
								53,328	53,079	2.6	53,528
Diversified Consumer Services
Any Hour, LLC^	One stop	SF +	5.00%	(i)	9.33%		05/2030	30,514	30,103	1.5	29,904
Any Hour, LLC^(20)	One stop	N/A			13.00%	PIK	05/2031	5,005	4,920	0.2	4,955
Any Hour, LLC^	One stop	SF +	5.00%	(i)	9.45%		05/2030	2,221	2,159	0.1	2,129
Any Hour, LLC^	One stop	SF +	5.00%	(i)	9.33%		05/2030	864	804	—	685
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.51%		10/2030	18,025	17,585	0.9	18,025
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.51%		10/2030	4,290	4,191	0.2	4,290
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.50%		10/2030	3,847	3,783	0.2	3,847
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.51%		10/2029	907	863	—	907
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.73%		08/2027	3,304	3,278	0.2	3,288
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	3,091	3,065	0.1	3,075
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	2,597	2,575	0.1	2,584
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	2,360	2,340	0.1	2,347
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	1,427	1,415	0.1	1,419
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	1,134	1,124	0.1	1,128
Certus Pest, Inc.^(5)	One stop	SF +	5.25%		N/A(6)		08/2027	—	(69)	—	(69)
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(i)	9.33%		05/2030	1,316	1,297	0.1	1,316
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(i)	9.33%		05/2030	219	210	—	219
CHVAC Services Investment, LLC^(5)	One stop	SF +	5.00%		N/A(6)		05/2030	—	(1)	—	—
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.98%		07/2029	770	763	—	770
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.98%		07/2029	222	216	—	222
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.98%		07/2029	15	14	—	15
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(i)	9.76%		06/2029	7,859	7,742	0.4	7,859
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.88%		06/2029	442	438	—	442
Liminex, Inc.^	One stop	SF +	7.25%	(h)	11.71%		11/2026	10,679	10,591	0.5	10,679
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.36%		05/2028	28,512	28,392	1.4	28,512
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.36%		05/2028	5,812	5,786	0.3	5,812
Litera Bidco, LLC^(5)	One stop	SF +	5.00%		N/A(6)		05/2028	—	(8)	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%		N/A(6)		05/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
McAfee, LLC^(7)	Senior secured	SF +	3.00%	(i)	7.37%				03/2029	$5,000	$5,012	0.2%	$5,011
Project Alpha Intermediate Holdings, Inc.^(21)	Senior secured	SF +	3.25%	(i)	7.58%				10/2030	5,188	5,215	0.3	5,228
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.96%				06/2027	7,465	7,464	0.4	7,166
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.96%				06/2027	3,827	3,826	0.2	3,674
RW AM Holdco LLC*	One stop	SF +	5.25%	(i)	9.68%				04/2028	11,246	10,937	0.5	10,122
Severin Acquisition, LLC^(20)	One stop	SF +	5.00%	(h)	7.11%	cash/	2.25%	PIK	10/2031	33,822	33,498	1.7	33,822
Severin Acquisition, LLC^(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(41)	—	—
Severin Acquisition, LLC^(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(34)	—	—
Virginia Green Acquisition, LLC*	One stop	SF +	5.25%	(j)	9.53%				12/2030	15,028	14,899	0.7	15,028
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(j)	9.56%				12/2030	753	701	—	753
Virginia Green Acquisition, LLC^(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(20)	—	—
										217,761	215,033	10.5	215,164
Diversified Financial Services
Apex Group Treasury, LLC^(7)(21)	Senior secured	SF +	3.75%	(j)	8.96%				07/2028	4,974	4,992	0.3	5,027
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(h)	9.11%				06/2031	16,962	16,734	0.8	16,962
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(49)	—	—
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(18)	—	—
BCPE Pequod Buyer^(21)	Senior secured	SF +	3.50%	(h)	7.83%				11/2031	8,000	7,990	0.4	8,076
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%	(d)	8.84%				07/2031	12,566	13,010	0.6	12,566
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)(20)	Subordinated debt	E +	8.00%	(c)(d)	3.59%	cash/	8.00%	PIK	07/2032	3,526	3,650	0.2	3,526
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corelogic, Inc.^(7)(21)	Senior secured	SF +	3.50%	(h)	7.97%				06/2028	1,995	1,990	0.1	1,973
Corsair Blade IV S.A R.L.^(7)(11)	One stop	SF +	5.50%	(g)	9.81%				12/2030	4,325	4,325	0.2	4,282
Corsair Blade IV S.A R.L.^(7)(8)(11)	One stop	SN +	5.50%	(f)	10.20%				12/2030	1,296	1,019	0.1	976
Evertec, Inc.^(7)	Senior secured	SF +	2.75%	(h)	7.11%				10/2030	2,000	2,008	0.1	2,028
Finastra USA, Inc.^	One stop	SF +	7.25%	(i)	11.65%				09/2029	20,665	20,341	1.0	20,768
Finastra USA, Inc.^	One stop	SF +	7.25%	(i)	11.65%				09/2029	31	30	—	31
Focus Financial Partners, LLC^(21)	Senior secured	SF +	3.25%	(h)	7.61%				09/2031	8,127	8,127	0.4	8,212
Focus Financial Partners, LLC^(21)	Senior secured	SF +	3.25%		N/A(6)				09/2031	—	—	—	9
GTCR Everest Borrower, LLC^(21)	Senior secured	SF +	2.75%	(i)	7.08%				09/2031	3,000	3,024	0.2	3,016
Higginbotham Insurance Agency, Inc.*^	One stop	SF +	4.50%	(h)	8.86%				11/2028	3,424	3,441	0.2	3,424
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.75%	(h)	9.11%				11/2028	1,754	1,728	0.1	1,754
Howden Group Holdings Limited ^(7)(9)(21)	Senior secured	SF +	3.00%	(h)	7.36%				02/2031	14,999	14,995	0.7	15,120
Mariner Wealth Advisors, LLC^	Senior secured	SF +	2.75%	(i)	7.08%				08/2028	12,760	12,735	0.6	12,788
Medlar Bidco Limited^(7)(8)(16)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited^(7)(8)(16)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited^(5)(7)(8)(16)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	(79)
Orion Advisor Solutions^(21)	Senior secured	SF +	3.75%	(i)	8.34%				09/2030	8,956	8,893	0.4	9,053
Wealth Enhancement Group, LLC^	One stop	SF +	5.00%	(i)	9.57%				10/2028	3,811	3,805	0.2	3,792
Wealth Enhancement Group, LLC^	One stop	SF +	5.00%	(i)	9.57%				10/2028	2,748	2,744	0.1	2,734
Wealth Enhancement Group, LLC^(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(3)	—	(4)
Wealth Enhancement Group, LLC^(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(43)	—	(43)
										135,919	135,468	6.7	135,991
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(i)	9.08%				12/2030	508	500	—	508
Power Grid Holdings, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(2)	—	—
Wildcat TopCo, Inc.^	One stop	SF +	5.00%	(h)	9.36%				11/2031	24,905	24,660	1.2	24,655
Wildcat TopCo, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(44)	—	(44)
Wildcat TopCo, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(22)	—	(22)
										25,413	25,092	1.2	25,097
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Eagle Parent Corp.^(21)	Senior secured	SF +	4.25%	(i)	8.58%	04/2029	$7,416	$7,332	0.4%	$7,298
Inspire International, Inc.^(7)(21)	Senior secured	SF +	2.50%	(h)	6.86%	12/2027	2,992	2,998	0.1	2,999
							10,408	10,330	0.5	10,297
Food Products
Aspire Bakeries Holdings, LLC^	Senior secured	SF +	4.25%	(h)	8.61%	12/2030	3,990	4,007	0.2	4,035
Blast Bidco Inc.^	One stop	SF +	6.00%	(i)	10.33%	10/2030	15,169	14,981	0.8	15,169
Blast Bidco Inc.^(5)	One stop	SF +	6.00%		N/A(6)	10/2029	—	(21)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)	9.59%	08/2030	10,729	10,629	0.5	10,729
Eagle Family Foods Group, LLC^(5)	One stop	SF +	5.00%		N/A(6)	08/2030	—	(12)	—	—
Louisiana Fish Fry Products, Ltd.^	One stop	SF +	6.25%	(i)	10.73%	07/2027	8,781	8,447	0.4	8,693
MIC GLEN LLC^(21)	Senior secured	SF +	3.50%	(h)	7.97%	07/2028	7,395	7,409	0.4	7,448
							46,064	45,440	2.3	46,074
Healthcare Equipment & Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(h)	9.46%	07/2026	11,515	11,456	0.6	11,515
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	9.46%	07/2026	7,771	7,721	0.4	7,771
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(h)	9.46%	07/2026	3,715	3,695	0.2	3,715
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	9.46%	07/2026	5,495	5,459	0.3	5,495
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	9.46%	07/2026	5,583	5,547	0.3	5,583
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	9.48%	07/2026	4,811	4,780	0.2	4,811
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	9.46%	07/2026	4,243	4,216	0.2	4,243
CCSL Holdings, LLC*^(7)	One stop	SF +	5.50%	(h)	9.86%	12/2028	11,695	11,530	0.6	11,695
CCSL Holdings, LLC^(7)(8)	One stop	E +	5.50%	(c)	8.18%	12/2028	25,119	26,240	1.2	25,119
CCSL Holdings, LLC^(7)(8)	One stop	E +	5.50%	(c)	8.18%	12/2028	4,921	4,952	0.2	4,921
CMI Parent Inc.*^	One stop	SF +	5.00%	(h)	9.36%	12/2026	18,356	18,281	0.9	18,356
CMI Parent Inc.*	One stop	SF +	5.00%	(h)	9.36%	12/2026	6,739	6,732	0.3	6,739
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	10.01%	06/2031	40,755	40,382	2.0	40,755
HuFriedy Group Acquisition, LLC^(5)	One stop	SF +	5.50%		N/A(6)	05/2030	—	(40)	—	—
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	9.83%	06/2031	6,678	6,532	0.3	6,678
Precision Medicine Group, LLC^	Senior secured	SF +	3.00%	(i)	7.43%	11/2027	7,538	7,520	0.4	7,545
Resonetics, LLC^(21)	Senior secured	SF +	3.25%	(i)	7.60%	06/2031	8,572	8,615	0.4	8,638
TIDI Legacy Products, Inc.^	One stop	SF +	5.25%	(h)	9.61%	12/2029	1,646	1,641	0.1	1,646
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(2)	—	—
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(1)	—	—
YI, LLC*	One stop	SF +	5.75%	(i)	10.39%	12/2029	6,143	6,043	0.3	6,143
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(19)	—	—
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(11)	—	—
							181,295	181,269	8.9	181,368
Healthcare Providers & Services
Agiliti Health, Inc.^(21)	Senior secured	SF +	3.00%	(i)(j)	7.38%	05/2030	9,945	9,851	0.5	9,783
AHP Health Partners, Inc. ^(7)(21)	Senior secured	SF +	2.75%	(h)	7.11%	08/2028	7,117	7,144	0.3	7,194
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(i)	10.61%	03/2027	11,668	11,634	0.6	11,668
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.77%	09/2030	8,065	7,875	0.4	7,984
Bamboo US Bidco LLC^(7)(8)	One stop	E +	5.25%	(c)	8.25%	09/2030	5,195	5,165	0.3	5,144
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.77%	09/2030	727	712	—	714
Bamboo US Bidco LLC^(5)	One stop	SF +	5.25%		N/A(6)	09/2030	—	(6)	—	(7)
Bamboo US Bidco LLC^(5)	One stop	SF +	5.25%		N/A(6)	09/2030	—	—	—	(7)
Bamboo US Bidco LLC^(5)	One stop	SF +	5.25%		N/A(6)	10/2029	—	(40)	—	(17)
Cotiviti^(21)	Senior secured	SF +	2.75%	(h)	7.30%	05/2031	12,419	12,431	0.6	12,504
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(9)	One stop	SF +	5.50%	(j)	9.93%	04/2031	23,296	22,875	1.1	23,063
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(8)(9)	One stop	SN +	5.50%	(f)	10.20%	04/2031	13,500	13,308	0.7	13,365
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(8)(9)	One stop	SN +	5.50%	(f)	10.20%	10/2030	304	315	—	301
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(9)	One stop	SF +	5.50%	(h)	9.86%				10/2030	$267	$189	—%	$224
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(7)(9)	One stop	SF +	11.00%		N/A(6)				04/2031	—	(47)	—	(53)
LOV Acquisition LLC^	Senior secured	SF +	4.50%	(h)	8.86%				11/2031	26,953	26,820	1.3	26,818
LOV Acquisition LLC^(5)	Senior secured	SF +	4.50%		N/A(6)				11/2031	—	(14)	—	(14)
Mamba Purchaser, Inc.^	Senior secured	SF +	3.00%	(h)	7.36%				10/2028	9,925	9,959	0.5	9,985
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(7)(8)(10)(20)	One stop	CA +	6.00%	(k)	7.49%	cash/	2.00%	PIK	05/2028	10,505	11,020	0.5	10,400
Pharmerica^(21)	Senior secured	SF +	2.50%	(h)	6.86%				02/2031	12,403	12,326	0.6	12,463
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	5.50%	(i)	10.01%				01/2027	19,626	19,586	1.0	19,626
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(i)	10.01%				01/2027	17,291	17,176	0.8	17,291
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(i)	10.01%				01/2027	8,450	8,383	0.4	8,450
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(i)	10.01%				01/2027	1,762	1,750	0.1	1,762
Pinnacle Treatment Centers, Inc.^	One stop	P +	4.25%	(a)	11.75%				01/2027	1,460	1,418	0.1	1,460
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(i)	10.01%				01/2027	1,093	1,086	0.1	1,093
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(i)	10.01%				01/2027	827	821	—	827
Premise Health Holding Corp.^	One stop	SF +	5.50%	(i)	9.82%				03/2031	29,536	29,146	1.4	29,536
Premise Health Holding Corp.^(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(44)	—	—
										232,334	230,839	11.3	231,557
Healthcare Technology
Amberfield Acquisition Co.^	One stop	SF +	5.00%	(i)	9.33%				05/2030	2,180	2,161	0.1	2,180
Amberfield Acquisition Co.^	One stop	SF +	5.00%	(i)	9.33%				05/2030	54	51	—	54
Amberfield Acquisition Co.^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(1)	—	—
Athenahealth, Inc.^(7)(21)	Senior secured	SF +	3.25%	(h)	7.61%				02/2029	5,977	5,952	0.3	6,004
ESO Solution, Inc.^	One stop	SF +	6.75%	(i)	11.26%				05/2027	5,250	5,214	0.3	5,250
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(i)	9.08%				12/2031	84,000	83,162	4.1	83,160
GHX Ultimate Parent Corporation^(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(75)	—	(75)
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(h)	9.13%				07/2031	14,263	14,130	0.7	14,263
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(h)	9.15%				07/2031	6,293	6,232	0.3	6,293
HealthEdge Software, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(18)	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	9.13%				07/2031	13,190	13,066	0.7	13,190
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	9.13%				07/2031	774	774	—	774
Kona Buyer, LLC^(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(15)	—	—
Kona Buyer, LLC^(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(18)	—	—
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				02/2031	12,131	12,073	0.6	12,131
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				02/2031	5,596	5,563	0.3	5,596
Lacker Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(40)	—	—
Mediware Information Systems, Inc.^(21)	Senior secured	SF +	3.00%	(h)	7.47%				03/2028	10,995	10,985	0.5	11,061
Neptune Holdings, Inc.^	One stop	SF +	4.75%	(i)	9.08%				09/2030	5,589	5,494	0.3	5,589
Neptune Holdings, Inc.^	One stop	SF +	4.75%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.^(20)	One stop	SF +	5.20%	(h)	6.86%	cash/	2.70%	PIK	08/2031	57,325	56,786	2.8	57,325
Netsmart Technologies, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(73)	—	—
Netsmart Technologies, Inc.^(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(36)	—	—
PointClickCare Technologies, Inc.^(21)	Senior secured	SF +	3.25%	(i)	7.58%				11/2031	5,000	5,022	0.2	5,038
Stratose Intermediate Holdings II, LLC^(21)	Senior secured	SF +	3.25%	(h)	7.61%				11/2031	5,000	4,991	0.2	5,024
Stratose Intermediate Holdings II, LLC^(21)	Senior secured	SF +	2.75%	(h)	7.11%				09/2029	2,003	2,009	0.1	2,009
Tebra Technologies, Inc.^(20)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	10,915	10,922	0.5	11,024
										246,535	244,311	12.0	245,890
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(i)	9.33%				08/2027	9,824	9,721	0.5	9,824
BJH Holdings III Corp.^	One stop	SF +	5.00%	(i)	9.33%				08/2027	5,341	5,268	0.3	5,341
Fertitta Entertainment, LLC^(21)	Senior secured	SF +	3.50%	(h)	7.86%				01/2029	10,213	10,204	0.5	10,264
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(i)	10.52%				11/2027	2,613	2,576	0.1	2,613
GFP Atlantic Holdco 2, LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(42)	—	—
Health Buyer, LLC*	Senior secured	SF +	5.25%	(i)	9.58%				04/2029	4,925	4,852	0.3	4,925
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC^	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	$400	$395	—%	$400
PB Group Holdings, LLC^(20)	One stop	SF +	5.50%	(h)	7.11%	cash/	2.75%	PIK	08/2030	32,742	32,589	1.6	32,742
PB Group Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(18)	—	—
Scientific Games Holdings LP^(21)	Senior secured	SF +	3.00%	(i)	7.59%				04/2029	7,443	7,429	0.4	7,470
SDC Holdco, LLC^	One stop	SF +	5.00%	(i)	9.33%				06/2031	41,351	41,160	2.0	41,351
SDC Holdco, LLC^(20)	Second lien	SF +	8.50%	(i)	12.83%	PIK			06/2032	6,135	6,095	0.3	6,135
SDC Holdco, LLC^	One stop	SF +	5.00%	(i)	9.33%				06/2031	182	166	—	182
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(i)	9.08%				11/2027	22,800	22,749	1.1	22,800
SSRG Holdings, LLC^	One stop	SF +	4.75%	(i)	9.08%				11/2027	10,188	10,144	0.5	10,188
SSRG Holdings, LLC^	One stop	SF +	4.75%	(i)	9.08%				11/2027	979	972	0.1	979
Super REGO, LLC^(20)	Subordinated debt	N/A			15.00%	PIK			03/2030	56	55	—	56
YE Brands Holding, LLC*	One stop	SF +	4.75%	(i)	9.08%				10/2027	6,316	6,266	0.3	6,316
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	9.08%				10/2027	733	723	—	733
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	9.08%				10/2027	34	34	—	34
										162,275	161,338	8.0	162,353
Household Durables
Groundworks, LLC^(21)	Senior secured	SF +	3.25%	(h)	7.65%				03/2031	3,369	3,385	0.2	3,391
Groundworks, LLC^(21)	Senior secured	SF +	3.25%	(h)	7.65%				03/2031	99	102	—	103
										3,468	3,487	0.2	3,494
Household Products
WU Holdco, Inc.*	One stop	SF +	5.00%	(i)	9.33%				03/2027	4,002	3,912	0.2	4,002
WU Holdco, Inc.^	One stop	SF +	5.00%	(i)	9.33%				03/2027	2,147	2,135	0.1	2,147
WU Holdco, Inc.^	One stop	SF +	5.00%	(i)	9.33%				03/2027	165	161	—	165
WU Holdco, Inc.*	One stop	SF +	5.00%	(i)	9.33%				03/2027	2,043	1,997	0.1	2,043
										8,357	8,205	0.4	8,357
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(i)	9.18%				04/2026	6,708	6,646	0.3	6,640
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(i)	9.18%				04/2026	4,361	4,320	0.2	4,316
EAB Global, Inc. ^(21)	Senior secured	SF +	3.25%	(h)	7.61%				08/2028	13,599	13,591	0.7	13,669
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	9.65%				06/2031	40,923	40,545	2.0	40,514
Essential Services Holdings Corporation^(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(46)	—	(50)
Essential Services Holdings Corporation^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(37)	—	(80)
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.25%	(b)	8.11%				08/2029	14,240	14,900	0.7	14,240
Excelitas Technologies Corp.^(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(17)	—	—
Madison IAQ LLC^(7)(21)	Senior secured	SF +	2.75%	(j)	7.89%				06/2028	4,906	4,906	0.2	4,929
										84,737	84,808	4.1	84,178
Insurance
Acrisure, LLC^(21)	Senior secured	SF +	3.00%	(h)	7.36%				11/2030	14,927	14,873	0.7	14,970
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.68%				07/2027	7,740	7,691	0.4	7,740
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.68%				07/2027	3,515	3,493	0.2	3,515
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.68%				07/2027	3,102	3,083	0.2	3,102
AssuredPartners Capital, Inc.^(7)(21)	Senior secured	SF +	3.50%	(h)	7.86%				02/2031	13,907	13,966	0.7	13,953
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(i)	10.09%				03/2028	7,826	7,700	0.4	7,826
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.25%	(i)	9.75%				03/2028	5,262	5,262	0.3	5,262
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(i)	10.09%				03/2028	1,286	1,222	0.1	1,286
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(i)	10.09%				03/2028	829	828	—	829
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(h)	9.30%				11/2030	13,242	13,162	0.6	13,159
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(13)	—	(14)
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(45)	—	(46)
Captive Resources Midco, LLC^	One stop	SF +	4.75%	(h)	9.11%				07/2029	17,153	17,153	0.8	17,153
Captive Resources Midco, LLC^	One stop	SF +	4.75%		N/A(6)				07/2028	—	—	—	—
Compass Investors, Inc. ^(21)	Senior secured	SF +	2.25%	(i)	6.58%				11/2029	4,935	4,942	0.2	4,933
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(i)	9.60%				12/2030	$10,702	$10,611	0.5%	$10,729
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(i)	9.74%				12/2030	9,831	9,744	0.5	9,857
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(19)	—	—
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.00%		N/A(6)				12/2030	—	(156)	—	—
Galway Borrower LLC*	One stop	SF +	4.50%	(i)	8.83%				09/2028	4,900	4,796	0.2	4,900
Gimlet Bidco GMBH^(7)(8)(14)	One stop	E +	5.75%	(c)	8.80%				04/2031	1,553	1,569	0.1	1,553
Gimlet Bidco GMBH^(7)(8)(14)	One stop	E +	5.75%	(b)(c)	8.72%				04/2031	252	251	—	252
Hub International Limited^(7)(21)	Senior secured	SF +	2.75%	(i)	7.37%				06/2030	10,604	10,630	0.5	10,682
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(h)(i)(j)	9.11%				07/2030	1,064	1,042	0.1	1,053
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(2)	—	—
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(12)	—	(12)
Integrity Marketing Acquisition, LLC*^	One stop	SF +	5.00%	(i)	9.51%				08/2028	25,122	24,876	1.2	25,122
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(3)	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(10)	—	—
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(i)	9.98%				06/2028	19,807	19,597	1.0	19,807
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(i)	9.94%				06/2028	6,668	6,435	0.3	6,668
J.S. Held Holdings, LLC^(5)	One stop	SF +	5.50%		N/A(6)				06/2028	—	(2)	—	—
Majesco*^	One stop	SF +	4.75%	(i)	9.08%				09/2028	44,850	44,804	2.2	44,850
Majesco^(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(3)	—	—
MRH Trowe Germany GMBH^(7)(8)(14)	One stop	E +	6.25%	(c)	9.17%				02/2029	6,854	7,051	0.3	6,854
Oakbridge Insurance Agency LLC*^	One stop	SF +	5.75%	(h)	10.23%				11/2029	6,580	6,527	0.3	6,580
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	10.22%				11/2029	1,233	1,207	0.1	1,233
Oakbridge Insurance Agency LLC^	One stop	P +	4.75%	(a)	12.25%				11/2029	175	167	—	175
OneDigital Borrower LLC^(21)	Senior secured	SF +	3.25%	(h)	7.61%				07/2031	5,985	6,026	0.3	6,008
Truist Insurance Holdings, LLC^(7)(21)	Senior secured	SF +	2.75%	(i)	7.08%				05/2031	3,677	3,681	0.2	3,694
										253,581	252,123	12.4	253,673
IT Services
Acquia, Inc.^	One stop	SF +	7.00%	(i)	11.73%				10/2025	9,956	9,951	0.5	9,956
Dcert Buyer, Inc.^(21)	Senior secured	SF +	4.00%	(h)	8.36%				10/2026	9,137	8,997	0.4	8,801
Delinea Inc.^	One stop	SF +	5.75%	(i)	10.23%				03/2028	32,921	32,655	1.6	32,921
Delinea Inc.*	One stop	SF +	5.75%	(i)	10.23%				03/2028	8,839	8,600	0.4	8,839
Delinea Inc.*	One stop	SF +	5.75%	(i)	10.23%				03/2028	4,833	4,702	0.3	4,833
E2open, LLC^(7)(21)	Senior secured	SF +	3.50%	(h)	7.97%				02/2028	13,051	13,078	0.7	13,129
LEIA FINCO US^(7)(9)(21)	Senior secured	SF +	3.25%	(h)	7.89%				06/2031	10,000	9,942	0.5	10,003
Maverick Bidco Inc.^(21)	Senior secured	SF +	3.75%	(i)	8.49%				05/2028	5,000	5,000	0.3	5,008
Netwrix Corporation*	One stop	SF +	4.75%	(i)	9.26%				06/2029	8,688	8,558	0.4	8,688
PDQ Intermediate, Inc.^(20)	Subordinated debt	N/A			13.75%	PIK			10/2031	59	58	—	59
ReliaQuest Holdings, LLC^(20)	One stop	SF +	6.75%	(i)	7.71%	cash/	3.63%	PIK	04/2031	40,387	40,208	2.0	40,387
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(16)	—	—
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(7)	—	—
Saturn Borrower Inc.*	One stop	SF +	6.50%	(i)	10.98%				09/2026	8,211	7,947	0.4	8,211
Saturn Borrower Inc.^	One stop	SF +	6.50%	(h)(i)	10.98%				09/2026	900	890	—	900
UKG Inc.^(21)	Senior secured	SF +	3.00%	(i)	7.62%				02/2031	12,488	12,491	0.6	12,592
VS Buyer, LLC^	Senior secured	SF +	2.75%	(h)	7.12%				04/2031	5,985	6,003	0.3	6,037
WPEngine, Inc.^	One stop	SF +	6.50%	(h)	10.90%				08/2029	953	938	—	953
WPEngine, Inc.^	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
										171,408	169,995	8.4	171,317
Leisure Products
Cast & Crew Payroll, LLC^(21)	Senior secured	SF +	3.75%	(h)	8.11%				12/2028	5,468	5,487	0.3	5,313
Crunch Holdings, LLC^	One stop	SF +	4.75%	(h)	9.11%				09/2031	55,161	54,895	2.7	55,161
Crunch Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(37)	—	—
EP Purchaser, LLC^(21)	Senior secured	SF +	3.50%	(i)	8.09%				11/2028	4,939	4,914	0.2	4,928
Movement Holdings, LLC*^	One stop	SF +	5.25%	(i)	9.58%				03/2030	22,191	21,998	1.1	22,191
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Movement Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				03/2030	$—	$(33)	—%	$—
Movement Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(130)	—	—
										87,759	87,094	4.3	87,593
Life Sciences Tools & Services
Graphpad Software, LLC^	One stop	SF +	4.75%	(i)	9.08%				06/2031	31,445	31,299	1.5	31,445
Graphpad Software, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(14)	—	—
Graphpad Software, LLC^	One stop	SF +	4.75%	(i)	9.08%				06/2031	786	750	—	786
PAS Parent Inc.*^	One stop	SF +	4.75%	(h)	9.11%				12/2028	19,601	19,317	1.0	19,601
PAS Parent Inc.^(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(62)	—	—
										51,832	51,290	2.5	51,832
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.75%	(h)	9.11%				08/2031	9,302	9,214	0.4	9,302
AI Titan Parent, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(9)	—	—
AI Titan Parent, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(11)	—	—
Blackbird Purchaser, Inc.*^	One stop	SF +	5.50%	(i)	9.83%				12/2030	18,087	17,933	0.9	18,087
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	9.83%				12/2030	1,277	1,246	0.1	1,277
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	9.83%				12/2029	603	583	—	603
Filtration Group Corp.^(21)	Senior secured	SF +	3.50%	(h)	7.97%				10/2028	10,853	10,888	0.5	10,952
Wireco Worldgroup Inc.^	Senior secured	SF +	3.75%	(i)	8.38%				11/2028	6,262	6,276	0.3	5,887
										46,384	46,120	2.2	46,108
Media
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	9.00%				06/2030	1,697	1,686	0.1	1,697
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(2)	—	—
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(6)	—	—
Triple Lift, Inc.*	One stop	SF +	5.75%	(i)	10.25%				05/2028	8,749	8,507	0.4	8,399
Triple Lift, Inc.*	One stop	SF +	5.75%	(i)	10.25%				05/2028	2,566	2,495	0.1	2,464
										13,012	12,680	0.6	12,560
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(h)	9.86%				12/2029	12,012	11,863	0.6	12,012
Envernus, Inc.^	One stop	SF +	5.50%	(h)	9.86%				12/2029	29	17	—	29
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(4)	—	—
										12,041	11,876	0.6	12,041
Personal Products
Knowlton Development Corporation, Inc.^(7)(10)(21)	Senior secured	SF +	4.00%	(h)	8.36%				08/2028	2,000	2,006	0.1	2,016

Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)(11)	One stop	SF +	5.00%	(i)	9.33%				05/2029	19,648	19,209	1.0	19,648
Certara Holdco, Inc. and Certara USA, Inc.^(7)	Senior secured	SF +	3.00%	(h)	7.36%				06/2031	1,990	1,991	0.1	1,995
Creek Parent, Inc.^	One stop	SF +	5.25%	(i)	9.63%				12/2031	79,997	78,605	3.8	78,597
Creek Parent, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(200)	—	(201)
										101,635	99,605	4.9	100,039
Professional Services
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(h)	9.26%				09/2031	12,644	12,523	0.6	12,644
Eclipse Buyer, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(59)	—	—
Eclipse Buyer, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(10)	—	—
Eliassen Group, LLC*	One stop	SF +	5.75%	(i)	10.08%				04/2028	4,844	4,843	0.2	4,746
IG Investments Holdings, LLC*^	One stop	SF +	5.00%	(i)	9.57%				09/2028	22,912	22,882	1.1	22,912
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.50%	(i)	10.24%				11/2028	15,639	15,301	0.8	15,169
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(i)	9.98%				11/2028	2,804	2,786	0.1	2,720
PGA Holdings, Inc.^(21)	Senior secured	SF +	3.25%	(h)	7.61%				04/2031	16,970	16,976	0.8	17,039
Varicent Intermediate Holdings Corporation^(20)	One stop	SF +	6.00%	(i)	7.08%	cash/	3.25%	PIK	08/2031	40,927	40,359	2.0	40,927
Varicent Intermediate Holdings Corporation^(5)	One stop	SF +	5.50%		N/A(6)				08/2031	—	(75)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varicent Intermediate Holdings Corporation^(5)	One stop	SF +	6.00%		N/A(6)				08/2031	$—	$(67)	—%	$—
VSTG Intermediate Holdings, Inc.^	Senior secured	SF +	4.75%	(i)	9.08%				07/2029	2,954	2,969	0.2	2,963
										119,694	118,428	5.8	119,120
Real Estate Management & Development
RealPage, Inc.^(21)	Senior secured	SF +	3.00%	(i)	7.59%				04/2028	4,949	4,935	0.2	4,946

Road & Rail
Kenan Advantage Group, Inc.^(21)	Senior secured	SF +	3.25%	(h)	7.61%				01/2029	17,877	17,890	0.9	18,012

Software
Anaplan, Inc.^	One stop	SF +	5.25%	(i)	9.58%				06/2029	10,000	9,925	0.5	10,000
Appfire Technologies, LLC*	One stop	SF +	5.00%	(i)	9.33%				03/2028	10,153	10,022	0.5	10,153
Appfire Technologies, LLC^(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(97)	—	—
Apttus Corporation^(21)	Senior secured	SF +	3.50%	(i)	8.09%				05/2028	11,546	11,554	0.6	11,663
AQA Acquisition Holding, Inc. ^(21)	Senior secured	SF +	4.00%	(i)	8.55%				03/2028	15,678	15,729	0.8	15,835
Artifact Bidco, Inc.^	One stop	SF +	4.50%	(i)	8.83%				05/2031	5,024	4,977	0.2	5,024
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(6)	—	—
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(3)	—	—
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(6)	—	—
Axiom Merger Sub Inc.^(7)(8)	One stop	E +	4.75%	(c)(d)	7.79%				04/2026	5,561	5,839	0.3	5,561
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(i)	8.98%				04/2027	3,000	3,000	0.1	3,000
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.50%	(h)	10.86%				03/2031	17,541	17,301	0.9	17,541
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.50%	(h)	10.86%				03/2031	7,718	7,615	0.4	7,718
Azurite Intermediate Holdings, Inc.^(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(38)	—	—
Baxter Planning Systems, LLC^(20)	One stop	SF +	6.25%	(i)(j)	7.30%	cash/	3.38%	PIK	05/2031	11,732	11,653	0.6	11,732
Baxter Planning Systems, LLC^(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(14)	—	—
Baxter Planning Systems, LLC^(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(17)	—	—
BestPass, Inc.^	One stop	SF +	5.25%	(h)	9.61%				08/2031	36,509	36,337	1.8	36,509
BestPass, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(17)	—	—
BestPass, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(23)	—	—
Bloomerang, LLC^	One stop	SF +	6.00%	(i)	10.33%				12/2029	10,189	10,105	0.5	10,189
Bloomerang, LLC^	One stop	SF +	6.00%	(i)	10.52%				12/2029	171	152	—	171
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(25)	—	—
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(h)	9.61%				05/2029	4,912	4,803	0.2	4,912
Bullhorn, Inc.*	One stop	SF +	5.00%	(h)	9.36%				10/2029	3,959	3,930	0.2	3,959
Bullhorn, Inc.*	One stop	SF +	5.00%	(h)	9.36%				10/2029	3,959	3,931	0.2	3,959
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				08/2030	4,484	4,484	0.2	4,484
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				08/2030	635	612	—	635
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	5.25%	(e)	9.69%				08/2030	274	283	—	274
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(19)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(h)	9.61%				07/2031	32,188	31,889	1.6	32,188
CB Buyer, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(34)	—	—
CB Buyer, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(42)	—	—
ConnectWise, LLC^(21)	Senior secured	SF +	3.50%	(i)	8.09%				10/2028	16,909	16,904	0.8	17,041
Conservice Midco, LLC^(21)	Senior secured	SF +	3.50%	(h)	7.86%				05/2027	677	683	—	683
Cornerstone OnDemand, Inc.^(7)(21)	Senior secured	SF +	3.75%	(h)	8.22%				10/2028	9,485	9,294	0.4	8,375
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(h)	11.11%				11/2030	28,617	28,260	1.4	28,617
Crewline Buyer, Inc.^(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(32)	—	—
Daxko Acquisition Corporation*	One stop	SF +	5.00%	(h)	9.36%				10/2028	11,665	11,331	0.6	11,665
Daxko Acquisition Corporation^	One stop	SF +	5.00%	(h)	9.37%				10/2028	475	409	—	475
Daxko Acquisition Corporation^(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(30)	—	—
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.25%	(c)	7.93%				08/2030	3,606	3,646	0.2	3,606
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	5.75%	(f)	10.45%				08/2030	2,171	2,150	0.1	2,177
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.75%	(c)	8.43%				08/2030	729	734	—	731
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.75%	(c)	8.43%				08/2030	$521	$536	—%	$522
Denali Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(35)	—	—
EverCommerce Solutions, Inc.^(7)	Senior secured	SF +	2.50%	(h)	6.97%				07/2028	8,122	8,142	0.4	8,190
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.08%				09/2030	11,766	11,469	0.6	11,766
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.08%				09/2030	3,673	3,638	0.2	3,673
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(32)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.75%	(h)(i)	9.05%				09/2031	45,735	45,298	2.2	45,735
Gurobi Optimization, LLC^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(37)	—	—
Hornet Security Holding GMBH^(7)(8)(14)(20)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	14,072	14,531	0.7	14,072
Hornet Security Holding GMBH^(7)(8)(14)(20)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	9,379	9,685	0.5	9,379
Hornet Security Holding GMBH^(7)(8)(14)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH^(5)(7)(8)(14)	One stop	E +	6.50%		N/A(6)				02/2031	—	(53)	—	—
Hyland Software, Inc.^	One stop	SF +	6.00%	(h)	10.36%				09/2030	28,402	28,054	1.4	28,402
Hyland Software, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.^	One stop	SF +	6.50%	(h)	10.86%				01/2030	22,333	21,956	1.1	22,333
Icefall Parent, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(36)	—	—
Juvare, LLC*^	One stop	SF +	6.25%	(i)	10.91%				10/2026	5,568	5,416	0.3	5,457
Kaseya Inc.*	One stop	SF +	5.50%	(i)	10.09%				06/2029	8,131	8,012	0.4	8,131
LeadsOnline, LLC*	One stop	SF +	4.75%	(i)	9.34%				02/2028	4,407	4,320	0.2	4,407
LeadsOnline, LLC*	One stop	SF +	4.75%	(i)	9.08%				02/2028	2,247	2,238	0.1	2,247
LeadsOnline, LLC^	One stop	SF +	4.75%	(i)	9.34%				02/2028	778	762	—	778
LeadsOnline, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH^(7)(8)(14)	One stop	E +	5.00%	(c)	7.83%				12/2031	23,517	23,538	1.1	23,282
Lighthouse Bidco GMBH^(5)(7)(8)(14)	One stop	E +	5.00%		N/A(6)				06/2031	—	—	—	(35)
Lighthouse Bidco GMBH^(5)(7)(8)(14)	One stop	E +	5.00%		N/A(6)				12/2031	—	(143)	—	(142)
LogicMonitor, Inc.^	One stop	SF +	5.50%	(i)	9.99%				11/2031	45,630	45,349	2.2	45,344
LogicMonitor, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(35)	—	(36)
Matrix42 Holding GMBH^(7)(8)(11)	One stop	E +	6.25%	(d)	9.92%				01/2030	169	175	—	169
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(8)(13)	One stop	E +	5.50%	(c)	8.49%				11/2031	12,930	13,001	0.6	12,737
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(13)	One stop	SF +	5.50%	(i)	10.02%				11/2031	9,353	9,214	0.5	9,212
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(8)(13)	One stop	E +	5.50%	(c)	8.49%				11/2030	398	367	—	359
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(8)(13)	One stop	E +	5.50%	(c)	8.49%				11/2031	105	75	—	75
Modena Buyer, LLC^(21)	Senior secured	SF +	4.50%	(h)	8.86%				07/2031	10,000	9,710	0.5	9,711
Motus Group, LLC^(21)	Senior secured	SF +	4.00%	(i)	8.43%				12/2028	7,951	7,981	0.4	8,036
Navex TopCo, Inc.*^	One stop	SF +	5.50%	(h)	9.88%				11/2030	22,987	22,603	1.1	22,987
Navex TopCo, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(32)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(5)(7)(8)(12)	One stop	E +	5.75%		N/A(6)				11/2029	—	(108)	—	—
Panzura, LLC^(20)	One stop	N/A			4.00%	cash/	13.00%	PIK	08/2027	61	57	—	54
Personify, Inc.^	One stop	SF +	4.75%	(h)	9.11%				09/2028	19,980	19,882	1.0	19,880
Personify, Inc.*	One stop	SF +	4.75%	(i)	9.08%				09/2028	7,447	7,382	0.4	7,410
Pineapple German Bidco GMBH^(7)(8)(14)(20)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	18,900	19,498	0.9	18,758
Pineapple German Bidco GMBH^(7)(14)	One stop	SF +	3.25%	(i)	7.64%				01/2031	16,937	16,769	0.8	16,598
Pineapple German Bidco GMBH^(7)(8)(14)(20)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	5,809	5,928	0.3	5,765
Pineapple German Bidco GMBH^(7)(8)(14)	One stop	E +	5.50%	(c)	8.34%				01/2031	5,267	5,101	0.2	4,898
Pineapple German Bidco GMBH^(7)(14)	One stop	SF +	3.25%	(i)	7.64%				01/2031	1,429	1,396	0.1	1,419
Pineapple German Bidco GMBH^(7)(8)(14)(20)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	1,286	1,314	0.1	1,276
Planview Parent, Inc.^(21)	Senior secured	SF +	3.50%	(i)	7.83%				12/2027	10,157	10,188	0.5	10,242
Pluralsight, LLC^(20)	One stop	SF +	7.50%	(i)	12.01%	PIK			08/2029	1,849	1,782	0.1	1,812
Pluralsight, LLC^(20)	One stop	SF +	4.50%	(i)	7.51%	cash/	1.50%	PIK	08/2029	1,198	1,165	0.1	1,174
Pluralsight, LLC^(20)	One stop	SF +	4.50%	(i)	9.01%	cash/	1.50%	PIK	08/2029	599	599	—	587
Pluralsight, LLC^(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(6)
Pluralsight, LLC^(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(15)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Proofpoint, Inc.^(21)	Senior secured	SF +	3.00%	(h)	7.36%				08/2028	$13,093	$13,103	0.6%	$13,171
QAD, Inc.*	One stop	SF +	4.75%	(h)	9.11%				11/2027	9,823	9,823	0.5	9,823
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(i)	10.52%				08/2029	6,541	6,492	0.3	6,541
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.50%	(c)	8.68%				07/2029	13,459	14,080	0.7	13,459
Telesoft Holdings LLC*	One stop	SF +	5.75%	(h)	10.21%				12/2026	5,672	5,628	0.3	5,672
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	9.36%				05/2031	44,765	44,407	2.2	44,765
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	9.36%				05/2031	1,122	1,070	0.1	1,122
Togetherwork Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(36)	—	—
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%	(i)	11.58%				01/2031	7,818	7,716	0.4	7,818
Transform Bidco Limited^(7)(8)(9)	One stop	A +	7.00%	(e)	11.44%				01/2031	2,461	2,569	0.1	2,461
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%	(h)	11.52%				06/2030	409	394	—	409
Transform Bidco Limited^(7)(8)(9)	One stop	SN +	7.00%	(f)	11.70%				01/2031	388	393	—	388
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(54)	—	—
Vantage Bidco GMBH^(7)(8)(14)(20)	One stop	E +	6.25%	(c)	5.85%	cash/	3.13%	PIK	04/2031	19,213	19,540	0.9	19,021
Vantage Bidco GMBH^(5)(7)(8)(14)	One stop	E +	6.25%		N/A(6)				10/2030	—	(46)	—	(33)
Varinem German Midco GMBH^(7)(8)(14)	One stop	E +	5.75%	(d)	8.58%				07/2031	24,363	25,427	1.2	24,363
Varinem German Midco GMBH^(7)(8)(14)	One stop	E +	5.75%		N/A(6)				07/2031	—	—	—	—
Viper Bidco, Inc.^	One stop	SF +	5.00%	(i)	9.52%				11/2031	50,745	50,496	2.5	50,492
Viper Bidco, Inc.^(7)(8)	One stop	SN +	5.00%	(f)	9.70%				11/2031	23,251	23,277	1.1	23,135
Viper Bidco, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(25)	—	(26)
Viper Bidco, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(32)	—	(32)
Zendesk, Inc.^	One stop	SF +	5.00%	(i)	9.33%				11/2028	10,235	10,235	0.5	10,235
										892,018	888,224	43.5	888,303
Specialty Retail
Ashco, LLC^(21)	Senior secured	SF +	3.75%	(h)	8.22%				03/2028	16,858	16,887	0.8	16,972
Ave Holdings III, Corp*^	One stop	SF +	5.25%	(j)	9.75%				02/2028	13,551	13,276	0.7	13,551
Biscuit Parent, LLC^	One stop	SF +	4.75%	(i)	9.08%				02/2031	36,268	35,974	1.8	35,905
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(37)	—	(56)
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(44)	—	(45)
Cavender Stores L.P.*^	Senior secured	SF +	5.00%	(i)	9.33%				10/2029	24,132	23,941	1.2	24,132
CVP Holdco, Inc.^	One stop	SF +	4.75%	(h)	9.11%				06/2031	32,806	32,502	1.6	32,806
CVP Holdco, Inc.^(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(32)	—	—
CVP Holdco, Inc.^(5)	One stop	SF +	7.25%		N/A(6)				06/2031	—	(40)	—	—
Med Parentco, LP^(21)	Senior secured	SF +	3.50%	(h)	7.86%				04/2031	4,988	5,008	0.3	5,034
Metal Supermarkets US Buyer, LLC^(7)(10)	One stop	SF +	4.75%	(i)	9.08%				12/2030	12,536	12,474	0.6	12,474
Metal Supermarkets US Buyer, LLC^(7)(10)	One stop	SF +	4.75%	(i)	9.08%				12/2030	149	142	—	142
PetVet Care Centers LLC*	One stop	SF +	6.00%	(h)	10.36%				11/2030	9,309	9,152	0.4	8,843
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(23)	—	(60)
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(10)	—	—
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(i)	10.26%				08/2029	4,975	4,900	0.2	4,975
PPV Intermediate Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(52)	—	—
Radiance Borrower, LLC^(20)	One stop	SF +	5.75%	(h)	7.36%	cash/	2.75%	PIK	06/2031	40,943	40,662	2.0	40,943
Radiance Borrower, LLC^	One stop	SF +	5.25%	(h)	9.61%				06/2031	776	745	—	776
Southern Veterinary Partners, LLC^(21)	Senior secured	SF +	3.25%	(i)	7.71%				12/2031	6,000	6,064	0.3	6,050
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	6.00%	(h)	10.47%				04/2028	24,311	23,978	1.2	23,825
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	6.00%	(h)	10.47%				04/2028	2,117	2,087	0.1	2,075
										229,719	227,554	11.2	228,342
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	7.00%	(i)	11.74%	06/2028	$11,610	$11,205	0.6%	$10,797
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(i)	10.99%	06/2028	4,925	4,752	0.2	4,579
							16,535	15,957	0.8	15,376
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(h)(j)	9.43%	07/2031	15,577	15,431	0.8	15,577
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(j)	9.04%	07/2031	1,367	1,343	0.1	1,367
Vessco Midco Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)	07/2031	—	(16)	—	—
							16,944	16,758	0.9	16,944

Total debt investments							4,056,601	4,026,244	197.7	4,037,865

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(17)(18)
Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A		11/2024	N/A	1,563	$1,563	0.1%	$1,563

Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	125	—	125

Automobiles
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	1,146	1,146	0.1	1,196
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	1,146	—	—	49
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	417	417	—	468
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	83	83	—	91
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	94	—	106
								1,740	0.1	1,910
Commercial Services & Supplies
FR Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	109	—	141

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	162	408	0.1	661
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	73	73	—	84
								481	0.1	745
Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A		12/2024	N/A	191	191	—	191

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	450	450	—	473

Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A		08/2024	N/A	113	262	—	290

Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		11/2023	N/A	4	70	—	72

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	1,279	1,279	0.1	1,278

Professional Services
Eclipse Buyer, Inc.(19)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	3,435	0.2	3,500

Leisure Products
Movement Holdings, LLC	LLC units	N/A	N/A		03/2024	N/A	—	661	—	547

Software
CB Buyer, Inc.	LP units	N/A	N/A		07/2024	N/A	458	458	—	589
Denali Bidco Limited(7)(9)	LP interest	N/A	N/A		08/2023	N/A	75	98	—	147
Gurobi Optimization, LLC	Common stock	N/A	N/A		09/2024	N/A	—	209	—	240
LogicMonitor, Inc.	LP interest	N/A	N/A		12/2024	N/A	250	250	—	250
Panzura, LLC	LLC units	N/A	N/A		09/2023	N/A	1	4	—	1
Pluralsight, LLC	LLC units	N/A	N/A		08/2024	N/A	597	1,100	0.1	1,290
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	545	2,384	0.1	2,497
								4,503	0.2	5,014
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Metal Supermarkets US Buyer, LLC(7)(10)	Preferred stock	N/A	N/A		12/2024	N/A	1	$124	—%	$124
Metal Supermarkets US Buyer, LLC(7)(10)	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
								124	—	124

Total equity investments								14,993	0.8	15,973

Total investments								4,041,237	198.5	4,053,838

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.4%	(22)				42,384	2.1%	42,384
Total money market funds								42,384	2.1	42,384

Total investments and money market funds								$4,083,621	200.6%	$4,096,222

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in “Note 7. Borrowings”).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in “Note 7. Borrowings”).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2024, as the loan may have priced or repriced based on an index rate prior to December 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to Prime, which was 7.50% as of December 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.85% as of December 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.71% as of December 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of December 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.42% as of December 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.70% as of December 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR which was 4.49% as of December 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.33% as of December 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.31% as of December 31, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.25% as of December 31, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA which was 3.15% as of December 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See “Note 6. Fair Value Measurements”.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 16.6% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates — Foreign Currency Translation”.
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
(16)The headquarters of this portfolio company is located in Jersey.
(17)Equity investments are non-income producing securities, unless otherwise noted.
(18)Ownership of certain equity investments occurs through a holding company or partnership.
(19)The Company holds an equity investment that is income producing.
(20)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2024.
(21)The fair value of this investment was valued using Level 2 inputs. See “Note 6. Fair Value Measurements”.
(22)The rate shown is the annualized seven-day yield as of December 31, 2024.
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

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in “Note 7. Borrowings”).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in “Note 7. Borrowings”).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2024, as the loan may have priced or repriced based on an index rate prior to September 30, 2024.
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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See “Note 6. Fair Value Measurements”.
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
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, total non-qualifying assets at fair value represented 14.8% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates — Foreign Currency Translation”.
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
(20)The fair value of this investment was valued using Level 2 inputs. See “Note 6. Fair Value Measurements”.
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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2024, as filed with the SEC.

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

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in “Note 6. Fair Value Measurements”.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCRED Holdings LLC, Golub Capital Private Credit Fund CLO (“2023 Issuer”), formerly GCP SG Warehouse 2022-1 (the “CLO Vehicle”), and Golub Capital Private Credit Fund CLO Depositor statutory trust in its consolidated financial statements.

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

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on derivatives” and “Net unrealized depreciation on derivatives” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted which is recorded separately, if applicable.
The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statements of Financial Condition.
Refer to Note 5 for more information regarding the forward currency contracts.
Interest rate swaps: The Company designated interest rate swaps as the hedging instrument in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swaps is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on derivatives” and “Net unrealized depreciation on derivatives” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted which is recorded separately, if applicable. Refer to Note 5 for more information regarding the interest rate swaps.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $9,435 and

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
$4,690, respectively. For the three months ended December 31, 2024 and 2023, interest income included $2,738 and $1,605, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2024 and 2023, investment income included $4,657 and $555, respectively, of PIK interest and the Company capitalized PIK interest of $4,816 and $593, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2024, fee income included no non-recurring prepayment premiums. For the three months ended December 31, 2023, fee income included $21 of non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $85,388 and $42,857, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2024, the Company recognized PIK and non-cash dividend income of $106, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2023, the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments. For both the three months ended December 31, 2024 and 2023, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

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

For the three months ended December 31, 2024 and 2023, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2024 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024, the Company did not record any U.S. federal excise tax expense. For the three months ended December 31, 2023, $18 was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2024. The Company’s tax returns for the 2023 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2024 and September 30, 2024, the Company had deferred debt issuance costs of $20,799 and $18,999, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2024 and 2023 was $1,487 and $404, respectively.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three months ended December 31, 2024 and 2023, the Company amortized $562 and $330, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

Recent accounting updates: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.

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

The base management fee incurred for the three months ended December 31, 2024 and 2023 was $6,062 and $2,093, respectively.

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

For the three months ended December 31, 2024 and 2023, the Income Incentive Fee incurred was $5,827 and $2,714, respectively.

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

For the three months ended December 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2024, the Company recorded an accrual of the capital gain incentive fee under GAAP of $1,273. For the three months ended December 31, 2023, the Company recorded no accrual of the capital gain incentive fee under GAAP. As of December 31, 2024 and September 30, 2024, there was $2,030 and $757, respectively, of cumulative accrual for the capital gain incentive fee under GAAP included in “Management and incentive fees payable” on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $977 and $762, as of December 31, 2024 and September 30, 2024, respectively, for accrued allocated shared services under the Administration Agreement.

The Investment Advisory Agreement and Administration Agreement were most recently reapproved by the Board on May 3, 2024. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $35 engagement fee that was paid upon the effective date of the Public Offering, a $250 fixed managing dealer fee that was paid for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne by all shareholders of the Company. For the three

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
months ended December 31, 2024 and 2023, the Company incurred $100 and $50, respectively, of fees paid to the Managing Dealer.

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

For the three months ended December 31, 2024, the Company incurred shareholder servicing and/or distribution fees of $172, which were attributable to Class S Shares. For the three months ended December 31, 2023, the Company did not incur any distribution and/or shareholder servicing fees.

Expense Support and Conditional Reimbursement Agreement: The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. The Investment Adviser may elect to pay certain expenses on the Company’s behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
expense or distribution and/or shareholder servicing fees of the Company. Any Expense Support Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Support Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of the Company’s (i) net investment income calculated in accordance with GAAP, (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

The following table presents a summary of Expense Support Payments and the related Reimbursement Payments for each of the quarterly periods since the Company’s commencement of operations:

For the Quarter Ended	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
June 30, 2023	$1,257	$885	$372
September 30, 2023	—	—	—
December 31, 2023	667	—	667
March 31, 2024	—	—	—
June 30, 2024	—	—	—
September 30, 2024	—	—	—
December 31, 2024	—	—	—
Total	$1,924	$885	$1,039

(1) Reimbursement Payments to Investment Adviser are presented with associated Expense Support Payment and not in quarter of payment.

Public Offering Escrow Agreement: The Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A.. The Company broke escrow on April 1, 2024 and June 30, 2023 for Class S Shares and Class I Shares, respectively. If the Company begins selling Class D Shares, it will accept purchase orders and hold investors' funds in an interest-bearing escrow account for Class D Shares until we receive purchase orders pursuant to this offering for at least 100 investors in Class D Shares.

Other Related Party Transactions: On April 27, 2023, an affiliate of the Investment Adviser purchased 2,000 shares of the Company’s Class F common shares (the “Class F Shares”) at $25.00 per share. Following the completion of the separate private offering (the “Private Offering”) of Class F Shares to certain accredited investors (the “Private Offering Investors”) and prior to the commencement of the Public Offering, the Company’s Class F Shares were reclassified as Class I Shares.

On May 1, 2024, an affiliate of the Investment Adviser indirectly purchased $9,900 of Class I Shares through its ownership of a feeder vehicle.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator for the three months ended December 31, 2024 were $2,808. There were no expenses reimbursed to the Administrator for the three months ended December 31, 2023. As of December 31, 2024 and September 30, 2024, $4,199 and $3,847, respectively (which includes $1,039 of unreimbursed Expense Support Payments as of both December 31, 2024 and September 30, 2024), of reimbursable expenses were paid by the Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2024, permits the Company to borrow a maximum of $300,000 and expires on July 3, 2026. Refer to Note 7 for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of December 31, 2024 and September 30, 2024 consisted of the following:

	As of December 31, 2024			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$839,759	$838,753	$840,872	$728,440	$727,390	$726,380
One stop	3,183,649	3,154,433	3,163,800	2,538,097	2,498,133	2,517,780
Second lien	29,552	29,295	29,552	5,937	5,895	5,937
Subordinated debt	3,641	3,763	3,641	3,794	3,651	3,758
Equity	N/A	14,993	15,973	N/A	11,355	11,443
Total	$4,056,601	$4,041,237	$4,053,838	$3,276,268	$3,246,424	$3,265,298

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

	As of December 31, 2024		As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$788,221	19.5%	$674,460	20.8%
Midwest	713,201	17.7	604,303	18.6
Northeast	277,765	6.9	246,041	7.6
Southeast	610,630	15.1	534,585	16.5
Southwest	530,185	13.1	383,689	11.8
West	738,451	18.3	526,728	16.2
U.S. Territory	2,008	0.0 *	—	—
United Kingdom	117,692	2.9	105,696	3.3
Luxembourg	26,240	0.7	20,915	0.6
Canada	25,766	0.6	12,971	0.4
Netherlands	6,325	0.2	6,338	0.2
Finland	36,737	0.9	14,074	0.4
Germany	151,356	3.7	100,076	3.1
France	16,660	0.4	16,548	0.5
Jersey	—	—	—	—
Total	$4,041,237	100.0%	$3,246,424	100.0%
Fair Value:
United States
Mid-Atlantic	$794,329	19.6%	$676,883	20.7%
Midwest	716,925	17.7	605,988	18.6
Northeast	278,956	6.9	248,152	7.6
Southeast	613,536	15.1	535,988	16.4
Southwest	529,969	13.1	383,001	11.7
West	742,115	18.3	530,262	16.2
U.S. Territory	2,028	0.1	—	—
United Kingdom	118,605	2.9	109,426	3.4
Luxembourg	26,598	0.6	21,176	0.6
Canada	25,156	0.6	12,700	0.4
Netherlands	6,486	0.2	6,452	0.2
Finland	35,842	0.9	14,477	0.5
Germany	147,280	3.6	103,757	3.2
France	16,092	0.4	17,036	0.5
Jersey(1)	(79)	0.0 *	—	—
Total	$4,053,838	100.0%	$3,265,298	100.0%

* Represents an amount less than 0.1%
(1) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2024 and September 30, 2024 were as follows:

	As of December 31, 2024		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$32,449	0.8%	$28,584	0.9%
Air Freight & Logistics	50,338	1.3	—	—
Airlines	15,455	0.4	15,486	0.5
Auto Components	94,107	2.3	73,199	2.2
Automobiles	159,039	3.9	135,859	4.2
Banks	13,337	0.3	3,272	0.1
Beverages	15,359	0.4	15,399	0.5
Capital Markets	10,541	0.3	10,563	0.3
Chemicals	53,805	1.3	51,044	1.6
Commercial Services & Supplies	127,843	3.2	115,451	3.6
Construction & Engineering	8,154	0.2	8,182	0.2
Construction Materials	14,220	0.4	7,416	0.2
Consumer Finance	13,900	0.4	13,939	0.4
Containers & Packaging	53,079	1.3	51,470	1.6
Diversified Consumer Services	215,514	5.3	175,558	5.4
Diversified Financial Services	135,468	3.4	119,847	3.7
Electrical Equipment	25,283	0.6	498	0.0 *
Food & Staples Retailing	10,330	0.3	10,344	0.3
Food Products	45,440	1.1	41,931	1.3
Healthcare Equipment & Supplies	181,269	4.5	121,486	3.7
Healthcare Providers & Services	230,839	5.7	210,972	6.5
Healthcare Technology	244,761	6.1	147,695	4.5
Hotels, Restaurants & Leisure	161,600	4.0	154,094	4.7
Household Durables	3,487	0.1	—	—
Household Products	8,205	0.2	8,169	0.3
Industrial Conglomerates	84,808	2.1	83,539	2.6
Insurance	252,193	6.2	218,035	6.7
IT Services	169,995	4.2	148,053	4.6
Leisure Products	87,755	2.2	88,929	2.7
Life Sciences Tools & Services	51,290	1.3	51,389	1.6
Machinery	46,120	1.1	42,739	1.3
Media	12,680	0.3	12,690	0.4
Oil, Gas & Consumable Fuels	11,876	0.3	26,664	0.8
Personal Products	2,006	0.0 *	2,006	0.1
Pharmaceuticals	100,884	2.5	19,233	0.6
Professional Services	121,863	3.0	109,655	3.4
Real Estate Management & Development	4,935	0.1	4,946	0.2
Road & Rail	17,890	0.4	14,931	0.5
Software	892,727	22.1	675,350	20.8
Specialty Retail	227,678	5.6	195,718	6.0
Trading Companies & Distributors	15,957	0.4	15,945	0.5
Water Utilities	16,758	0.4	16,144	0.5
Total	$4,041,237	100.0%	$3,246,424	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2024		As of September 30, 2024
Fair Value:
Aerospace & Defense	$32,491	0.8%	$28,599	0.9%
Air Freight & Logistics	50,326	1.2	—	—
Airlines	15,529	0.4	15,468	0.5
Auto Components	94,628	2.3	73,845	2.3
Automobiles	161,566	4.0	137,696	4.2
Banks	13,396	0.3	3,336	0.1
Beverages	14,040	0.4	14,700	0.4
Capital Markets	10,663	0.3	10,690	0.3
Chemicals	51,440	1.3	48,219	1.5
Commercial Services & Supplies	129,415	3.2	117,076	3.6
Construction & Engineering	8,207	0.2	8,207	0.3
Construction Materials	14,329	0.4	7,343	0.2
Consumer Finance	14,004	0.4	13,919	0.4
Containers & Packaging	53,528	1.3	51,741	1.6
Diversified Consumer Services	215,909	5.3	175,767	5.4
Diversified Financial Services	135,991	3.4	121,132	3.7
Electrical Equipment	25,288	0.6	509	0.0 *
Food & Staples Retailing	10,297	0.3	10,062	0.3
Food Products	46,074	1.1	42,429	1.3
Healthcare Equipment & Supplies	181,368	4.5	121,761	3.7
Healthcare Providers & Services	231,557	5.7	213,140	6.5
Healthcare Technology	246,363	6.1	149,233	4.6
Hotels, Restaurants & Leisure	162,643	4.0	154,457	4.7
Household Durables	3,494	0.1	—	—
Household Products	8,357	0.2	8,350	0.3
Industrial Conglomerates	84,178	2.1	83,621	2.5
Insurance	253,745	6.3	219,224	6.7
IT Services	171,317	4.2	149,165	4.6
Leisure Products	88,140	2.2	89,279	2.7
Life Sciences Tools & Services	51,832	1.3	51,626	1.6
Machinery	46,108	1.1	42,770	1.3
Media	12,560	0.3	12,593	0.4
Oil, Gas & Consumable Fuels	12,041	0.3	26,839	0.8
Personal Products	2,016	0.0 *	2,004	0.1
Pharmaceuticals	101,317	2.5	19,502	0.6
Professional Services	122,620	3.0	109,331	3.3
Real Estate Management & Development	4,946	0.1	4,823	0.1
Road & Rail	18,012	0.4	14,897	0.5
Software	893,317	22.0	684,549	21.0
Specialty Retail	228,466	5.6	196,498	6.0
Trading Companies & Distributors	15,376	0.4	14,784	0.5
Water Utilities	16,944	0.4	16,114	0.5
Total	$4,053,838	100.0%	$3,265,298	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of December 31, 2024 were as follows:

As of December 31, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Regions Bank	£3,500	GBP	$4,426	USD	11/16/2026	$57	$—
Regions Bank	€22,000	EUR	$24,053	USD	12/16/2026	321	—
Regions Bank	€6,400	EUR	$6,936	USD	12/24/2026	30	—
Regions Bank	€24,300	EUR	$27,574	USD	4/14/2027	1,191	—
						$1,599	$—
There were no outstanding forward currency contracts as of September 30, 2024.
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three months ended December 31, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2024	2023
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2024	2023
Foreign exchange	$1,599	$—
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2024	2023
Forward currency contracts	$33,068	$—
Interest Rate Swaps

On May 8, 2024, in connection with the 2027 Notes (as defined in “Note 7. Borrowings”), the Company entered into interest rate swap agreements with Macquarie and SMBC to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.12% and pays SMBC a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225,000 of the Tranche A Notes (as defined in “Note 7. Borrowings”) and (ii) receives a fixed interest rate of 7.12% and pays Macquarie a floating interest rate of three-month Term SOFR plus 2.644% on the second $75,000 of the Tranche A Notes. The interest rate swap agreements were effective as of May 22, 2024. The interest rate swap with SMBC as counterparty terminates on September 18, 2027 and the interest rate swap with Macquarie as counterparty terminates on September 20, 2027. The Company designated these interest

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
rate swaps and the 2027 Notes as a qualifying fair value hedge accounting relationship. See “Note 7. Borrowings” for more information on the 2027 Notes.

On September 5, 2024, in connection with the 2029 Notes (as defined in “Note 7. Borrowings”), the Company entered into interest rate swap agreements with Regions and Macquarie to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 6.046% and pays Regions a floating interest rate of three-month Term SOFR plus 2.7875% on the first $350,000 of the 2029 Notes and (ii) receives a fixed interest rate of 6.046% and pays Macquarie a floating interest rate of three-month Term SOFR plus 2.770% on the second $150,000 of the 2029 Notes. The interest rate swap agreements were effective as of September 12, 2024 and terminate on August 12, 2029. The Company designated these interest rate swaps and the 2029 Notes as a qualifying fair value hedge accounting relationship. See “Note 7. Borrowings” for more information on the 2029 Notes.

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the three months ended December 31, 2024, the net loss related to the fair value hedge was $3,198 which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. There was no net gain/(loss) related to the fair value hedge for the three months ended December 31, 2023. The table below presents the components of the net gain/(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the Tranche A Notes and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three months ended December 31, 2024. There were no derivatives designated in a qualifying hedge accounting relationship for the three months ended December 31, 2023.

Three months ended December 31, 2024
Hedging instruments (Interest rate swaps)	$(25,628)
Hedged items (Unsecured notes)	22,430
Fair market value adjustments for hedge accounting recognized in interest expense	$(3,198)

The outstanding interest rate swap contracts as of December 31, 2024 and September 30, 2024 were as follows:

As of December 31, 2024
Counterparty	Notional Amount	Maturity Date	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	$225,000	9/18/2027	$2,235	$—
			$2,235	$—

Regions Bank	350,000	8/12/2029	$—	$(12,577)
			$—	$(12,577)

Macquarie Bank Limited	150,000	8/12/2029	$—	$(5,279)
Macquarie Bank Limited	75,000	9/20/2027	654	—
			$654	$(5,279)

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2024
Counterparty	Notional Amount	Maturity Date	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	$225,000	9/18/2027	$10,520	$—
			$10,520	$—

Regions Bank	350,000	8/12/2029	—	(1,963)
			$—	$(1,963)

Macquarie Bank Limited	150,000	8/12/2029	—	(247)
Macquarie Bank Limited	75,000	9/20/2027	2,351	—
			$2,351	$(247)

The table below presents the carrying value of the Tranche A Notes and 2029 Notes as of December 31, 2024 and September 30, 2024 that is designated in a qualifying hedging relationship and the related hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of December 31, 2024		As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
Tranche A Notes	$302,874	$2,874	$308,872	$8,872
2029 Notes	478,815	(16,263)	494,984	169

Offsetting Derivatives

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”), SMBC Capital Markets, Inc. (“SMBC”) and Regions Bank (“Regions” and, together with Macquarie and SMBC, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over-the-counter (“OTC”) derivatives, including forward currency contracts and interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreements with each of the Counterparties permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of December 31, 2024, there was $1,510 of collateral pledged for derivatives included in other assets on the Consolidated Statements of Financial Condition. There was no collateral pledged for derivatives as of September 30, 2024. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2024 and September 30, 2024.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2024
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Net unrealized depreciation on derivatives	$1,599	(12,577)	$(10,978)	$—	$(10,978)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	2,235	—	2,235	—	2,235
Macquarie Bank Limited	Net unrealized depreciation on derivatives	654	(5,279)	(4,625)	1,510	(3,115)

As of September 30, 2024
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Net unrealized depreciation on derivatives	$—	$(1,963)	$(1,963)	$—	$(1,963)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	10,520	—	10,520	—	10,520
Macquarie Bank Limited	Net unrealized appreciation on derivatives	2,351	(247)	2,104	—	2,104
(1) The actual collateral pledged could be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the three months ended December 31, 2024, certain debt investments with a fair value of $31,029 transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $22,872 transferred from Level 3 to Level 2 of the fair value hierarchy. During the three months ended December 31, 2023, certain debt investments with a fair value of $2,964 transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $3,969 transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2024, $645,815

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
and $3,408,023 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, $615,715 and $2,649,583 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of December 31, 2024 and September 30, 2024, all interest rate swaps were valued using Level 2 inputs and all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of December 31, 2024, all forward currency contracts were valued using Level 2 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2024 and September 30, 2024:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$645,815	$3,392,050	$4,037,865
Equity investments(1)	—	—	15,973	15,973
Money market funds(1)(2)	42,384	—	—	42,384
Forward currency contracts	—	1,599	—	1,599
Interest rate swaps	—	2,889	—	2,889
Total assets, at fair value:	$42,384	$650,303	$3,408,023	$4,100,710
Liabilities, at fair value:
Interest rate swaps	$—	$(17,856)	$—	(17,856)
Total liabilities, at fair value:	$—	$(17,856)	$—	$(17,856)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$615,715	$2,638,140	$3,253,855
Equity investments(1)	—	—	11,443	11,443
Money market funds(1)(2)	93,069	—	—	93,069
Interest rate swaps	—	12,871	—	12,871
Total assets, at fair value:	$93,069	$628,586	$2,649,583	$3,371,238
Liabilities, at fair value:
Interest rate swaps	$—	$(2,210)	$—	$(2,210)
Total liabilities, at fair value:	$—	$(2,210)	$—	$(2,210)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2024 and 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $(7,978) and $1,894, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2024 and 2023.

	For the three months ended December 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,638,140	$11,443	$2,649,583
Net change in unrealized appreciation (depreciation) on investments	7,057	894	7,951
Net translation of investments in foreign currencies	(17,185)	—	(17,185)
Realized gain (loss) on investments	8	—	8
Realized gain (loss) on translation of investments in foreign currencies	(33)	—	(33)
Fundings of (proceeds from) revolving loans, net	2,163	—	2,163
Purchases and fundings of investments	758,113	3,530	761,643
PIK interest and non-cash dividends	4,816	106	4,922
Proceeds from principal payments and sales of portfolio investments	(11,899)	—	(11,899)
Accretion of discounts and amortization of premiums	2,713	—	2,713
Transfers into Level 3(1)	31,029	—	31,029
Transfers out of Level 3(1)	(22,872)	—	(22,872)
Fair value, end of period	$3,392,050	$15,973	$3,408,023

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$80,750	Yield analysis	Market interest rate	8.3% - 9.8% (8.7%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (13.1x)
	114,307	Broker quotes	Broker quotes	N/A
One stop loans(2)	$3,114,600	Yield analysis	Market interest rate	3.8% - 20.0% (9.1%)
		Market comparable companies	EBITDA multiples	5.5x - 38.0x (16.4x)
		Market comparable companies	Revenue multiples	1.6x - 16.5x (8.2x)
	49,200	Broker quotes	Broker quotes	N/A
Subordinated debt and second lien loans	$33,193	Yield analysis	Market interest rate	9.0% - 15.0% (9.7%)
		Market comparable companies	EBITDA multiples	10.0x - 24.0x (14.8x)
Equity(3)	$15,973	Market comparable companies	EBITDA multiples	9.0x - 23.0x (14.7x)
			Revenue multiples	1.6x - 9.3x (2.8x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $2,754,529 and $360,071 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)The Company valued $14,432 and $1,541 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$2,013,183	$2,055,311	$1,588,492	$1,594,735
(1)As of December 31, 2024 and September 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the Tranche A Notes and 2029 Notes. See “Note 5. Derivatives” for additional information.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2024, the Company’s asset coverage for borrowed amounts was 200.6%.

2023 Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consist of $395,500 of AAA Class A-1 Notes (the “Class A-1 Notes”), which bear interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 Notes (the “Class A-2 Notes”), which bear interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated notes, which do not bear interest (the “Subordinated 2023 Notes”). The Company indirectly retained all of the Subordinated 2023 Notes which were eliminated in consolidation. On September 9, 2024, the Company sold the previously retained Class A-2 Notes to a third party. The Class A-1 Notes and Class A-2 Notes are included in the December 31, 2024 and September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.

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

As of December 31, 2024 and September 30, 2024, there were 69 and 70 portfolio companies, respectively, with total fair value of $679,091 and $688,016, respectively, securing the 2023 Notes. The pool of loans in the 2023 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2023 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of December 31, 2024 based on the last interest rate reset was 4.6%.

For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2023 Debt Securitization were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$7,989	$7,849
Accretion of discounts on notes issued	24	—
Amortization of debt issuance costs	113	113
Total interest and other debt financing expenses	$8,126	$7,962
Cash paid for interest expense	$8,692	$—
Annualized average stated interest rate	7.3%	7.9%
Average outstanding balance	$434,000	$395,500

As of December 31, 2024, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1 and A-2 Notes are as follows:

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

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto which, as of December 31, 2024, allowed the Company to borrow up to $1,240,000 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to $1,500,000. On November 22, 2024, the Company entered into the third amendment to the SMBC Credit Facility (the “Third SMBC Amendment”). The Third SMBC Amendment, among other things, (a) increased the total commitment facility amount from $1,115,000 to $1,240,000 through the addition of new lenders, (b) extended the maturity date to November 22, 2029, (c) reduced the applicable margin on borrowings under the SMBC Credit Facility to 0.875% for any ABR Loan (as defined in the SMBC Credit Facility) and 1.875% for any Term Benchmark Loan or RFR Loan (as defined in the SMBC Credit Facility) and (d) reduced the commitment fee on the daily unused portion of commitments to 0.35% per annum.

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

Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 0.875% or 1.875%. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars, (ii) SONIA with respect to any advances denominated in U.K. pound sterling, (iii) EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies. Borrowings under the SMBC Credit Facility in U.S Dollars and U.K. pound sterling could also be subject to a flat credit adjustment spread of 0.10% and 0.0326%, respectively. Borrowings under the SMBC Credit Facility in Canadian Dollars could also be subject to a flat credit adjustment spread of 0.29547% for one month tenor loans and 0.32138% for three month tenor loans.
The Company pays a commitment fee of 0.35% per annum on the daily unused portion of commitments under the SMBC Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the SMBC Credit Facility. The Company may request borrowings on the SMBC Credit Facility (the “Availability Period”) through November 22, 2028 (the “Commitment Termination Date”), and the SMBC Credit Facility requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Commitment Termination Date. The SMBC Credit Facility matures on November 22, 2029.

As of December 31, 2024 and September 30, 2024, the Company had outstanding debt of $672,644 and $223,854, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the SMBC Credit Facility were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$5,230	$5,618
Facility fees	807	303
Amortization of debt issuance costs	614	291
Total interest and other debt financing expenses	$6,651	$6,212
Cash paid for interest expense	$6,146	$5,191
Annualized average stated interest rate(1)	5.9%	7.5%
Average outstanding balance	$353,827	$297,831

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

On May 8, 2024, the Company entered into interest rate swap agreements on the 2027 Notes with SMBC and Macquarie as counterparties. Under the terms of the agreement with SMBC, the Company (i) receives a fixed interest rate of 7.12% and (ii) pays SMBC a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225,000 of the Tranche A Notes. Under the terms of the agreement with Macquarie, the Company (i) receives a fixed interest rate of 7.12% and (ii) pays Macquarie a floating interest rate of three-month Term SOFR plus 2.644% on the second $75,000 of the Tranche A Notes. The interest rate swap agreements were effective as of May 22, 2024. The Company designated these interest rate swaps and the 2027 Notes as a qualifying fair value hedge accounting relationship. See “Note 5. Derivatives” for more information.

For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
	2024	2023
Stated interest expense	$7,612	$—
Net contractual interest rate swap expense	341	—
Net (gain)/loss related to fair value hedge	3,983	—
Amortization of debt issuance costs	455	—
Total interest and other debt financing expenses	$12,391	$—
Cash paid (received) for interest expense(1)	$(18)	$—
Annualized average interest rate swap and stated interest rate(2)	7.4%	N/A
Average outstanding balance	$427,840	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.
(2)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2029 Notes: On September 12, 2024, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of December 31, 2024, the outstanding aggregate principal amount of the 2029 Notes was $500,000. The 2029 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029.

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

On September 5, 2024, the Company entered into interest rate swap agreements on the 2029 Notes with Regions and Macquarie as counterparties. Under the agreement with Regions, the Company (i) receives a fixed interest rate of 6.046% and (ii) pays Regions a floating interest rate of three-month Term SOFR plus 2.7875% on the first $350,000 of the 2029 Notes. Under the agreement with Macquarie, the Company (i) receives a fixed interest rate of 6.046% and (ii) pays Macquarie a floating interest rate of three-month Term SOFR plus 2.770% on the second $150,000 of the 2029 Notes. The interest rate swap agreements were effective as of September 12, 2024. The Company designated these interest rate swaps and the 2029 Notes as a qualifying fair value hedge accounting relationship. See “Note 5. Derivatives” for more information.

For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
	2024	2023
Stated interest expense	$7,250	$—
Net contractual interest rate swap expense	2,167	—
Net (gain)/loss related to fair value hedge	(785)	—
Accretion of discounts on notes issued	264	—
Amortization of debt issuance costs	305	—
Total interest and other debt financing expenses	$9,201	$—
Cash paid (received) for interest expense(1)	$9,771	$—
Annualized average interest rate swap and stated interest rate	7.5%	N/A
Average outstanding balance	$500,000	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2024, permitted the Company to borrow up to $300,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2024 was 4.2%. As of December 31, 2024 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2024 and 2023, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$—	$—	*
Cash paid for interest expense	—	—	*
Annualized average stated interest rate	N/A	5.1%
Average outstanding balance	$—	$38

* Represents an amount less than $1

For the three months ended December 31, 2024 and 2023, the average total debt outstanding was $1,715,667 and $693,369, respectively.

For the three months ended December 31, 2024 and 2023, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Notes and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Notes and 2029 Notes, on the Company’s total debt was 7.7% and 8.1%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2023 Debt Securitization(1)	$432,966	$—	$—	$—	$432,966
SMBC Credit Facility	672,644	—	—	672,644	—
2027 Notes(2)	428,758	—	428,758	—	—
2029 Notes(1)(2)	478,815	—	—	478,815	—
Total borrowings	$2,013,183	$—	$428,758	$1,151,459	$432,966

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(1) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.
(2) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See “Note 5. Derivatives” for additional information.

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2024, the Company had outstanding commitments to fund investments totaling $898,062, including $233,281 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $676,610, including $174,900 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of December 31, 2024 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
	2024		2023
Per share data:(1)	Class I	Class S^^^	Class I
Net asset value at beginning of period	$25.10	$25.10	$25.00
Distributions declared:(2)
From net investment income - after tax	(0.60)	(0.55)	(0.65)
Net investment income - after tax	0.51	0.51	0.71
Net realized gain (loss) on investment transactions	(0.01)	(0.01)	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.14	0.14	0.01
Distribution and shareholder servicing fees	—	(0.05)	—
Net asset value at end of period	$25.14	$25.14	$25.07
Total return based on net asset value per share(4)	2.66%	2.36%	2.88%
Number of common shares outstanding	77,769,569.568	3,453,828.187	27,513,765.783

	Three months ended December 31,
	2024			2023
Listed below are supplemental data and ratios to the financial highlights:	Class I	Class S^^^		Class I
Ratio of net investment income - after tax to average net assets*(5)	8.13%	7.29%		11.21%
Ratio of total expenses to average net assets*(5)(6)(7)	9.96%	10.81%		11.17%
Ratio of incentive fees to average net assets(6)	0.37%	0.37%		0.41%
Ratio of excise tax to average net assets(6)	—%	—%	0.00	% ^^
Ratio of net expenses to average net assets*(5)(6)(7)	9.96%	10.81%		11.17%
Ratio of total expenses (without incentive fees) to average net assets*(5)(7)	9.59%	10.44%		10.76%
Total return based on average net asset value(5)(8)	2.57%	2.37%		2.86%
Total return based on average net asset value - annualized*(5)(8)	10.20%	9.40%		11.38%
Net assets at end of period	$1,955,320	$86,838		$689,633
Average debt outstanding(9)	$1,715,667	$1,715,667		$693,369
Average debt outstanding per share(9)	$22.31	$22.31		$26.03
Portfolio Turnover*(9)	10.24%	10.24%		10.95%
Asset coverage ratio(9)(10)	200.57%	200.57%		188.94%
Asset coverage ratio per unit(9)(11)	$2,006	$2,006		$1,889
Average market value per unit(9)(12):
2023 Debt Securitization	N/A	N/A		N/A
SMBC Credit Facility	N/A	N/A		N/A
2027 Notes	N/A	N/A		N/A
2029 Notes	$974	$974		N/A
Adviser Revolver	N/A	N/A		N/A

*    Annualized for a period less than one year, unless otherwise noted.
^ Represents an amount less than $0.01.
^^ Represents an amount less than 0.01%.
^^^ The date of the first sale of Class S Shares was April 1, 2024. See “Note 10. Net Assets” for additional information.
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
(6)Incentive fees and excise tax are not annualized in the calculation.
(7)The calculation excludes the net effect of expense support and expense support recoupment, which represented 0.00% and 0.03% of average net assets for the three months ended December 31, 2024 and 2023, respectively.
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
(12)Not applicable because such senior securities are not registered for public trading, with the exception of the 2029 Notes. The average market value per unit calculated for the 2029 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value. The Company offers on a continuous basis up to $5.0 billion of Common Shares pursuant to the Public Offering. The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares, with, among others, different ongoing shareholder servicing and/or distribution fees. The share classes have different ongoing distribution and/or shareholder servicing fees. As of April 1, 2024, the Company had received purchase orders from greater than 100 investors for Class S Shares, and the Board authorized the release of Class S proceeds from escrow. As of such date, the Company issued and sold 814,973.864 Class S Shares, and the escrow agent released net proceeds of $20,513 to the Company as payment for such Class S Shares. If the Company begins selling Class D Shares, we will accept purchase orders and hold investors' funds in an interest-bearing escrow account for Class D Shares until we receive purchase orders pursuant to this offering for at least 100 investors in Class D Shares.

The following table summarizes the Common Shares issued and net proceeds from the Public Offering during the three months ended December 31, 2024 and 2023.

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended December 31, 2024
October 1, 2024	3,715,048.849	$93,248
November 1, 2024	3,559,514.265	89,201
December 1, 2024	4,109,876.708	103,076
	11,384,439.822	$285,525

For the three months ended December 31, 2023
November 1, 2023	97,680.000	$2,442
December 1, 2023	1,094,615.081	27,442
	1,192,295.081	$29,884

	Class S
Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended December 31, 2024
October 1, 2024	362,866.736	$9,108
November 1, 2024	223,271.196	5,595
December 1, 2024	198,547.367	4,980
	784,685.299	$19,683

In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Common Shares in the Public Offering during the three months ended December 31, 2024 and 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Net Offering Price Per Share
For the Month Ended	Class I	Class S
For the three months ended December 31, 2024
October 31, 2024	$25.06	$25.06
November 30, 2024	25.08	25.08
December 31, 2024	25.14	25.14

For the three months ended December 31, 2023
October 31, 2023	$25.00	$—
November 30, 2023	25.07	—
December 31, 2023	25.07	—

Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2024 and 2023.

Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the three months ended December 31, 2024
August 2, 2024	October 31, 2024	November 27, 2024	70,286,774.355	$0.2200	$—	$0.2200	$15,463
November 14, 2024	November 30, 2024	December 27, 2024	73,471,107.297	0.1875	—	0.1875	13,776
November 14, 2024	December 30, 2024	January 30, 2025	77,769,569.568	0.1875	0.0050	0.1925	14,971
Total dividends declared for the three months ended December 31, 2024							$44,210

For the three months ended December 31, 2023
August 3, 2023	October 31, 2023	November 29, 2023	26,194,330.889	$0.2100	$—	$0.2100	$5,501
November 17, 2023	November 30, 2023	December 29, 2023	26,353,713.391	0.2200	—	0.2200	5,798
November 17, 2023	December 30, 2023	January 30, 2024	27,513,765.783	0.2200	—	0.2200	6,053
Total dividends declared for the three months ended December 31, 2023							$17,352

Class S
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the three months ended December 31, 2024
August 2, 2024	October 31, 2024	November 27, 2024	3,007,320.468	$0.2022	$—	$0.2022	$608
November 14, 2024	November 30, 2024	December 27, 2024	3,243,641.371	0.1697	—	0.1697	551
November 14, 2024	December 30, 2024	January 30, 2025	3,453,828.187	0.1697	0.0050	0.1747	603
Total dividends declared for the three months ended December 31, 2024							$1,762

(1) Distribution per share is net of shareholder servicing and/or distribution fees.

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2024 and 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2024
October 30, 2024	197,076.899	$25.10	$4,946
November 27, 2024	216,447.740	25.06	5,424
December 27, 2024	188,585.563	25.08	4,730
	602,110.202		$15,100

For the three months ended December 31, 2023
October 30, 2023	60,820.367	$25.00	$1,521
November 29, 2023	61,702.502	25.00	1,543
December 29, 2023	65,437.311	25.07	1,640
	187,960.180		$4,704

Class S
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2024
October 30, 2024	10,731.076	$25.10	$269
November 27, 2024	13,049.707	25.06	327
December 27, 2024	11,639.449	25.08	292
	35,420.232		$888
(1) Reflects DRIP shares issued multiplied by the unrounded amount per share.

Share Repurchase Program

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents share repurchases completed under the share repurchase program during the three months ended December 31, 2024. There were no share repurchases completed during the three months ended December 31, 2023.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)
November 1, 2024	591,629.063	0.86%	$25.10	September 30, 2024	$14,847	—

(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024		2023
	Class I	Class S	Class I
Earnings available to shareholders	$47,525	$1,914	$19,059
Basic and diluted weighted average shares outstanding	73,669,932	3,224,475	26,633,029
Basic and diluted earnings per share	$0.65	$0.60	$0.72

Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

The Company received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective January 1, 2025
Class I	$92,447
Class S	$10,541
Approximate subscriptions effective February 1, 2025
Class I	$129,347
Class S	$7,554

On January 30, 2025, the Company issued 203,886.768 Class I Shares and 12,881.581 Class S Shares through the DRIP.

The Company repurchased 173,016.275 of its Class I Shares and 3,911.154 of its Class S Shares pursuant to the tender offer to repurchase up to 5% of its Class I Shares and Class S Shares outstanding as of September 30, 2024 that commenced on December 23, 2024 and closed on February 3, 2025.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
November 14, 2024	January 31, 2025	February 27, 2025	$0.1875
February 3, 2025	February 28, 2025	March 28, 2025	$0.1875
February 3, 2025	March 31, 2025	April 29, 2025	$0.1875
February 3, 2025	April 30, 2025	May 30, 2025	$0.1875
Class S Distributions
November 14, 2024	January 31, 2025	February 27, 2025	$0.1875
February 3, 2025	February 28, 2025	March 28, 2025	$0.1875
February 3, 2025	March 31, 2025	April 29, 2025	$0.1875
February 3, 2025	April 30, 2025	May 30, 2025	$0.1875

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including, without limitation, those caused by global health pandemics, or other large scale events;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,”

“anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we could also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of trustees of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on the value of our net assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent trustees) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
We seek to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) directly or indirectly in private credit investments (loans, bonds and other credit and related instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change.

(1) Capital under management is a gross measure of invested capital including leverage as of January 1, 2025.

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
As of December 31, 2024 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of December 31, 2024		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$840,872	20.8%	$726,380	22.2%
One stop	3,163,800	78.0	2,517,780	77.1
Second lien	29,552	0.7	5,937	0.2
Subordinated debt	3,641	0.1	3,758	0.1
Equity	15,973	0.4	11,443	0.4
Total	$4,053,838	100.0%	$3,265,298	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2024 and September 30, 2024, one stop loans included $360.1 million and $257.8 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of December 31, 2024 and September 30, 2024, senior secured loans included $760.1 million and $667.3 million, respectively, of BSL loans at fair value.
As of December 31, 2024 and September 30, 2024, we had debt and equity investments in 270 and 249 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments and the weighted average annualized income yield and weighted average annualized investment income yield of our total portfolio company investments for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average income yield(1)*	10.2%	11.2%	11.7%
Weighted average investment income yield(2)*	10.5%	11.6%	12.2%
Weighted average income yield of total investments(3)*	10.2%	11.2%	11.7%
Weighted average investment income yield of total investments(4)*	10.5%	11.6%	12.2%

*    Annualized for periods less than one year.
(1)Represents income from interest, fees, interest earned on cash, accrued payment in kind, or PIK, and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.
In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Estimates—Revenue Recognition.” We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.
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
•offerings of our Common Shares or other securities, including any public or private offering of our Common Shares;
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
•costs of registration rights granted to certain investors;
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

Recent Developments

We received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective January 1, 2025
Class I	$92.4 million
Class S	$10.5 million
Approximate subscriptions effective February 1, 2025
Class I	$129.3 million
Class S	$7.6 million

On January 30, 2025, we issued 203,886.768 Class I Shares and 12,881.581 Class S Shares through the DRIP.

We repurchased 173,016.275 of our Class I Shares and 3,911.154 of our Class S Shares pursuant to the tender offer to repurchase up to 5% of our Class I Shares and Class S Shares outstanding as of September 30, 2024 that commenced on December 23, 2024 and closed on February 3, 2025.

Our board of trustees declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
November 14, 2024	January 31, 2025	February 27, 2025	$0.1875
February 3, 2025	February 28, 2025	March 28, 2025	$0.1875
February 3, 2025	March 31, 2025	April 29, 2025	$0.1875
February 3, 2025	April 30, 2025	May 30, 2025	$0.1875
Class S Distributions
November 14, 2024	January 31, 2025	February 27, 2025	$0.1875
February 3, 2025	February 28, 2025	March 28, 2025	$0.1875
February 3, 2025	March 31, 2025	April 29, 2025	$0.1875
February 3, 2025	April 30, 2025	May 30, 2025	$0.1875

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
Consolidated operating results for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Interest income	$85,469	$75,273	$37,474	$10,196	$47,995
Payment-in-kind interest income	4,657	3,072	555	1,585	4,102
Accretion of discounts and amortization of premiums	2,738	2,890	1,605	(152)	1,133
Non-cash dividend income	106	29	—	77	106
Fee income	277	219	111	58	166
Total investment income	93,247	81,483	39,745	11,764	53,502
Net expenses	53,908	40,585	20,947	13,323	32,961
Net investment income - before tax	39,339	40,898	18,798	(1,559)	20,541
Excise tax	—	—	18	—	(18)
Net investment income - after tax	39,339	40,898	18,780	(1,559)	20,559
Net realized gain (loss) on investment transactions	(583)	(5,570)	7	4,987	(590)
Net change in unrealized appreciation (depreciation) on investment transactions	10,683	4,870	272	5,813	10,411
Net realized gain (loss) on sale/extinguishment of debt	—	1,274	—	(1,274)	—
Net increase in net assets resulting from operations	$49,439	$41,472	$19,059	$7,967	$30,380
Average earning portfolio company investments, at fair value	$3,508,554	$2,785,311	$1,295,859	$723,243	$2,212,695
Average earning preferred equity investments, at fair value	$3,391	$1,100	$—	$2,291	$3,391

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

Investment Income

Investment income increased from the three months ended September 30, 2024 to the three months ended December 31, 2024 by $11.8 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $723.2 million that was partially offset by (i) declining interest base rates and, to a lesser extent, moderating spreads on new originations and (ii) reduced discount amortization acceleration from investment repayments as compared to the three months ended September 30, 2024.
Investment income increased from the three months ended December 31, 2023 to the three months ended December 31, 2024 by $53.5 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $2,212.7 million that was partially offset by declining interest base rates and, to a lesser extent, moderating spreads on new originations.

The annualized income yield by debt security type for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Senior secured	8.6%	9.6%	10.2%
One stop	10.5%	11.2%	11.8%
Second lien	13.0%	14.0%	—%
Subordinated debt	11.1%	12.1%	14.0%

The income yield on senior secured and one stop loans decreased for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024 and the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 primarily due to declining interest base rates and, to a lesser extent, moderating spreads on new originations during the second half of calendar year 2024. Our loan portfolio is partially insulated from a drop in floating interest rates as 95.2% of our loan portfolio at fair value as of December 31, 2024 is subject to an interest rate floor. As of December 31, 2024 and September 30, 2024, the weighted average base floor of our loans was 0.65% and 0.67%, respectively.

As of December 31, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Interest expense and other debt financing expenses	$34,882	$24,951	$13,770	$9,931	$21,112
Amortization of deferred debt issuance costs	1,487	1,137	404	350	1,083
Base management fee	6,062	5,030	2,093	1,032	3,969
Income incentive fee	5,827	5,869	2,714	(42)	3,113
Capital gain incentive fee accrual (reversal) under GAAP	1,273	64	—	1,209	1,273
Professional fees	3,054	2,546	1,466	508	1,588
Administrative service fee	977	763	158	214	819
General and administrative expenses	174	106	124	68	50
Distribution and shareholder servicing fees	172	119	—	53	172
Expense support	—	—	(667)	—	667
Expense support recoupment	—	—	885	—	(885)
Net expenses	$53,908	$40,585	$20,947	$13,323	$32,961
Average debt outstanding	$1,715,667	$1,373,325	$693,369	$342,342	$1,022,298

Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $10.3 million from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to (i) $3.2 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2027 and 2029 Notes recognized during the three months ended December 31, 2024 as compared to $1.9 million of unrealized gains related to the fair value hedge of the interest rate swaps on the 2027 and 2029 Notes recognized during the three months ended September 30, 2024 and (ii) increased interest expense due to an increase in average debt outstanding of $342.3 million. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $22.2 million from the three months ended December 31, 2023 to the three months ended December 31, 2024, primarily due to (i) $3.2 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2027 and 2029 Notes recognized during the three months ended December 31, 2024 and (ii) increased interest expense due to an increase in average debt outstanding of $1,022.3 million. For more information about our outstanding borrowings for the three months ended December 31, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended December 31, 2024, September 30, 2024 and December 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Notes and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Notes and 2029 Notes, on our total debt was 7.7%, 8.1% and 8.1%, respectively.
The effective average interest rate decreased from both the three months ended December 31, 2024 compared to the three months ended September 30, 2024 and the three months ended December 31, 2024 compared to the three months ended December 31, 2023 primarily due to declining interest base interest rates on our borrowings.
Management Fees
The base management fee increased as a result of an increase in average gross assets for the three months ended September 30, 2024 to the three months ended December 31, 2024 and the three months ended December 31, 2023 to the three months ended December 31, 2024.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee was relatively flat for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024. The Income Incentive Fee increased by $3.1 million from the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $2.2 billion. For each of the three months ended December 31, 2024, September 30, 2024 and December 31, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement.

As of December 31, 2024 and September 30, 2024, there was $2.0 million and $0.8 million, respectively, of capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For three months ended December 31, 2024, the accrual of capital gain incentive fee under GAAP of $1.3 million was primarily due to $10.1 million of net unrealized and realized gains recognized during the period. For the three months ended September 30, 2024, the accrual of capital gain incentive fee under GAAP of $0.1 million was primarily due to $0.5 million of net unrealized and realized gains recognized during the period. There was no accrual of capital gain incentive fee under GAAP for the three months ended December 31, 2023.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2024 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

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
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.8 million from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to higher professional fees.
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $2.5 million from the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2024 and September 30, 2024 were $2.8 million and $1.9 million, respectively. There were no expenses reimbursed to the Administrator during the three months ended December 31, 2023.

As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities were $4.2 million and $3.8 million, respectively (which includes $1.0 million of unreimbursed Expense Support Payments as both December 31, 2024 and September 30, 2024), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Net realized gain (loss) on investments	$(5)	$(6,022)	$(38)	$6,017	$33
Net realized gain (loss) on foreign currency transactions	(578)	452	45	(1,030)	(623)
Net realized gain (loss) on investment transactions	$(583)	$(5,570)	$7	$4,987	$(590)
Unrealized appreciation from investments	$16,054	$13,085	$3,931	$2,969	$12,123
Unrealized (depreciation) from investments	(5,142)	(8,012)	(3,657)	2,870	(1,485)
Unrealized appreciation (depreciation) from forward currency contracts	1,599	—	—	1,599	1,599
Unrealized appreciation (depreciation) on foreign currency translation	(1,828)	(203)	(2)	(1,625)	(1,826)
Net change in unrealized appreciation (depreciation) on investment transactions	$10,683	$4,870	$272	$5,813	$10,411
Net realized gain (loss) on sale/extinguishment of debt	$—	$1,274	$—	$(1,274)	$—

During the three months ended December 31, 2024, we had a net realized loss of $0.6 million primarily driven by a net realized loss on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended September 30, 2024, we had a net realized loss of $5.6 million primarily driven by a realized loss recognized on the restructure of a portfolio company investment that was partially offset by $0.5 million of net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2023, we had a net realized gain in an amount less than $0.1 million primarily driven by realized gains on the translation of foreign currency amounts and transactions into U.S. dollars, which was partially offset by a realized loss on the partial sale of a BSL loan.

For the three months ended December 31, 2024, we had $16.1 million in unrealized appreciation on 149 portfolio company investments, which was offset by $5.1 million in unrealized depreciation on 129 portfolio company investments. For the three months ended September 30, 2024, we had $13.1 million in unrealized appreciation on 91 portfolio company investments, which was offset by $8.0 million in unrealized depreciation on 183 portfolio company investments. For the three months ended December 31, 2023, we had $3.9 million in unrealized appreciation on 104 portfolio company investments, which was offset by $3.7 million in unrealized depreciation on 73 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2024 primarily resulted from fair valuing recent originations up to or near par and solid borrower credit trends across our portfolio. Unrealized appreciation for the three months ended September 30, 2024 primarily resulted from the reversal of unrealized depreciation on the restructuring of a portfolio company investment and improved performance of certain portfolio companies. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from the improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the second half of calendar year 2023.

Unrealized depreciation for the three months ended December 31, 2024 and September 30, 2024 primarily resulted from amortization of discounts on originated loans during the year and isolated deterioration in the credit performance of certain portfolio companies. Unrealized depreciation for the three months ended December 31, 2023 primarily resulted from the amortization of discounts during the quarter on recently originated loans and isolated deterioration in the credit performance of certain portfolio companies.

For the three months ended September 30, 2024, we had a realized gain on the sale of debt of $1.3 million, which represents the gain on sale of the previously retained 2023 Debt Securitization Class A-2 Notes to a third party.

Liquidity and Capital Resources

For the three months ended December 31, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $106.6 million. During the period, cash used in operating activities was $826.2 million, primarily as a result of purchases and fundings of portfolio investments of $878.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $93.6 million. During the same period, cash provided by financing activities was $719.6 million, primarily driven by borrowings on debt of $462.3 million and proceeds from the issuance of common shares of $305.2 million, that were partially offset by distributions paid of $29.5 million.

For the three months ended December 31, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $7.7 million. During the period, cash used in operating activities was $199.5 million, primarily as a result of purchases and fundings of portfolio investments of $256.0 million, partially offset by proceeds from principal payments of $35.7 million. During the same period, cash provided by financing activities was $207.2 million, primarily driven by borrowings on debt of $194.3 million and proceeds from the issuance of common shares of $29.9 million, that were partially offset by repayments of debt of $3.5 million and distributions paid of $12.1 million.

As of December 31, 2024 and September 30, 2024, we had cash and cash equivalents of $52.9 million and $170.6 million, respectively. In addition, as of December 31, 2024 and September 30, 2024, we had foreign currencies of $2.4 million and $2.6 million, respectively, and restricted cash and cash equivalents of $27.1 million and $16.4 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility, which, as of December 31, 2024, allowed us to borrow up to $1,240.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2024 and September 30, 2024, we had outstanding debt under the

SMBC Credit Facility of $672.6 million and $223.9 million, respectively. As of December 31, 2024 and September 30, 2024, subject to leverage and borrowing base restrictions, we had $567.4 million and $891.1 million, respectively, of remaining commitments and $567.4 million and $677.2 million, respectively, of availability on the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in “Note 3. Agreements and Related Party Transactions” of our consolidated financial statements) with GC Advisors. As of December 31, 2024, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of December 31, 2024 and September 30, 2024, we had no amounts outstanding under the Adviser Revolver.

Debt Securitizations
2023 Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. On September 9, 2024, we sold the previously retained Class A-2 Notes to a third party. The Class A-1 and Class A-2 Notes are included in the December 31, 2024 and September 30, 2024 Consolidated Statements of Financial Condition as our debt. The Subordinated 2023 Notes were eliminated in consolidation. As of December 31, 2024 and September 30, 2024, we had outstanding debt under the 2023 Debt Securitization of $433.0 million and $432.9 million, respectively.

2027 Notes

On May 22, 2024, we entered into a master note purchase agreement governing the issuance of the 2027 Notes. Each of the Tranche A Notes, Tranche B Notes and Tranche C Notes remained outstanding as our debt as of December 31, 2024 and September 30, 2024.

On May 8, 2024, we entered into interest rate swaps on the 2027 Notes pursuant to which we agreed to (i) receive a fixed interest rate of 7.12% and (ii) pay a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225.0 million of the Tranche A Notes and (iii) receive a fixed interest rate of 7.12% and (iv) pay a floating interest rate of three-month Term SOFR plus 2.644% on the second $75.0 million of the Tranche A Notes. The interest rate swap agreements were effective as of May 22, 2024. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2027 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

2029 Notes

On May 12, 2024, we issued $500.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of December 31, 2024 and September 30, 2024.

On September 5, 2024, we entered into interest rate swaps on the 2029 Notes pursuant to which we agreed to (i) receive a fixed interest rate of 6.046% and (ii) pay a floating interest rate of three-month Term SOFR plus 2.7875% on the first $350.0 million of the 2029 Notes and (iii) receive a fixed interest rate of 6.046% and (iv) pay a floating interest rate of three-month Term SOFR plus 2.770% on the second $150.0 million of the 2029 Notes. The interest rate swap agreements were effective as of September 12, 2024. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2024, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 200.6% and 0.99x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 0.96x as of December 31, 2024.

As of December 31, 2024 and September 30, 2024, we had outstanding commitments to fund investments totaling $898.1 million and $676.6 million, respectively. As of December 31, 2024, total commitments of $898.1 million included $233.3 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2024, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2024 is included in “Note 7. Borrowings” of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2024. As of December 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding derivatives as of December 31, 2024 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2024 and September 30, 2024, we had investments in 270 and 249 portfolio companies, respectively, with a total fair value of $4,053.8 million and $3,265.3 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024		September 30, 2024		December 31, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$169,356	15.2%	$286,099	27.4%	$29,547	8.4%
One stop	924,570	82.5	746,792	71.5	319,389	91.5
Second lien	22,696	2.0	—	—	—	—
Subordinated debt	—	—	3,577	0.4	50	0.0 *
Equity	3,531	0.3	7,759	0.7	237	0.1
Total new investment commitments	$1,120,153	100.0%	$1,044,227	100.0%	$349,223	100.0%

* Represents an amount less than 0.1%

For the three months ended December 31, 2024, we had approximately $93.6 million in proceeds from principal payments and sales of portfolio investments.

For the three months ended December 31, 2023, we had approximately $35.7 million in proceeds from principal payments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2024(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$839,759	$838,753	$840,872	$728,440	$727,390	$726,380
One stop	3,183,649	3,154,433	3,163,800	2,538,097	2,498,133	2,517,780
Second lien	29,552	29,295	29,552	5,937	5,895	5,937
Subordinated debt	3,641	3,763	3,641	3,794	3,651	3,758
Equity	N/A	14,993	15,973	N/A	11,355	11,443
Total	$4,056,601	$4,041,237	$4,053,838	$3,276,268	$3,246,424	$3,265,298

(1)As of December 31, 2024, $406.7 million and $403.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2024, $383.9 million and $384.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of December 31, 2024 and September 30, 2024, we had no loans on non-accrual status. As of December 31, 2024 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.5% and 99.3%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of middle market investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average rate of new investment fundings	9.5%	9.9%	11.2%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.0%	5.2%	5.8%
Weighted average fees of new investment fundings	0.9%	0.9%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	11.1%	10.6%	9.3%

As of December 31, 2024, 95.2% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 96.1% and 96.0% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2024 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $81.4 million and $75.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$44,862	1.1%	$10,543	0.3%
4	3,921,227	96.7	3,169,294	97.1
3	87,748	2.2	85,461	2.6
2	—	—	—	—
1	1	0.0 *	—	—
Total	$4,053,838	100.0%	$3,265,298	100.0%
* Represents an amount less than 0.1%

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2024 and September 30, 2024.

	Average Price[1]
Category	As of December 31, 2024	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	99.5%
Internal Performance Rating 3 (Performing Below Expectations)	91.9	91.7
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.5%	99.3%

(1)Includes only debt investments held as of December 31, 2024 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

Distributions

We have made and intend to make periodic regular and variable special distributions to our shareholders as determined by our board of trustees. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed. There is no assurance we will pay distributions in any particular amount, if at all. For additional details on distributions, see “Income taxes” in “Note 2. Significant Accounting Policies and Recent Accounting Updates” to our consolidated financial statements included in this Quarterly Report.

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
•On July 3, 2023, we entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. As of December 31, 2024, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver.
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates. For further information on our significant accounting policies, see “Note 2. Significant Accounting Policies and Recent Accounting Updates” to our consolidated financial statements included in this Quarterly Report.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the three months ended December 31, 2024, certain debt investments with a fair value of $31.0 million transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $22.9 million transferred from Level 3 to Level 2 of the fair value hierarchy. During the three months ended December 31, 2023, certain debt investments with a fair value of $3.0 million transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $4.0 million transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2024, $645.8 million and $3,408.0 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, $615.7 million and $2,649.6 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of December 31, 2024 and September 30, 2024, all interest rate swaps were valued using Level 2 inputs and all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs. As of December 31, 2024, all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment.

We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2024 and September 30, 2024, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024, we did not record any U.S. federal excise tax. For the three months ended December 31, 2023, we recorded an amount less than $0.1 million for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2024 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.65% and 0.67%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in “Note 7. Borrowings” of our consolidated financial statements), the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A-1 Notes and Class A-2 Notes issued in connection with the 2023 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Tranche B Notes and Tranche C Notes have floating rate interest provisions based on SOFR and EURIBOR, respectively. We have entered into two interest rate swaps on the Tranche A Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.5975% and three-month SOFR plus a spread of 2.644%. We have entered into two interest rate swaps on the 2029 Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.7875% and three-month SOFR plus a spread of 2.770%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(80,454)	$(38,112)	$(42,342)
Down 150 basis points	(60,420)	(28,584)	(31,836)
Down 100 basis points	(40,280)	(19,056)	(21,224)
Down 50 basis points	(20,140)	(9,528)	(10,612)
Up 50 basis points	20,140	9,528	10,612
Up 100 basis points	40,280	19,056	21,224
Up 150 basis points	60,420	28,584	31,836
Up 200 basis points	80,560	38,112	42,448

(1) Assumes applicable three-month base rate as of December 31, 2024, with the exception of SONIA and Prime that utilize the December 31, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the Adviser Revolver, the 2023 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Declaration of Trust of Golub Capital Private Credit Fund. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.1	Third Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, and the Second Amendment thereto, dated as of July 24, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on November 27, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: February 13, 2025	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)