Form 10-Q
period 2025-03-31
Golub Capital Private Credit Fund
filed 2025-05-15
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 15, 2025, the Registrant had outstanding Class I and Class S common shares of beneficial interest, $0.01 par value, outstanding of 101,545,330 and 5,320,754, respectively. Common shares of beneficial interest outstanding excludes May 1, 2025 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2025	September 30, 2024
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $4,924,766 and $3,246,424, respectively)	$4,941,492	$3,265,298
Cash and cash equivalents	44,139	170,615
Foreign currencies (cost of $3,703 and $2,324, respectively)	4,261	2,620
Restricted cash and cash equivalents	30,862	16,408
Interest receivable	32,401	32,459
Receivable for investments	2,562	9,201
Deferred offering costs	1,921	2,775
Net unrealized appreciation on derivatives	13,744	12,624
Other assets	3,919	1,521
Total Assets	$5,075,301	$3,513,521
Liabilities
Debt	$2,279,906	$1,588,492
Less unamortized debt issuance costs	(26,265)	(18,999)
Debt less unamortized debt issuance costs	2,253,641	1,569,493
Interest payable	11,723	10,673
Distributions payable	18,276	15,135
Management and incentive fees payable	15,242	11,656
Payable for investments purchased	307,152	165,315
Accrued trustee fees	11	225
Net unrealized depreciation on derivatives	8,329	1,963
Accounts payable and other liabilities	8,364	6,719
Total Liabilities	2,622,738	1,781,179
Commitments and Contingencies (Note 8)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 97,901,884.737 and 69,008,371.263 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively.	979	690
Paid in capital in excess of par	2,452,500	1,727,522
Distributable earnings (losses)	(916)	4,130
Total Net Assets	2,452,563	1,732,342
Total Liabilities and Total Net Assets	$5,075,301	$3,513,521

Net Asset Value Per Share
Class I Shares:
Net assets	$2,331,309	$1,666,227
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	93,061,716.578	66,374,648.607
Net asset value per common share	$25.05	$25.10
Class S Shares:
Net assets	$121,254	$66,115
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	4,840,168.159	2,633,722.656
Net asset value per common share	$25.05	$25.10

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Investment income
Interest income	$100,402	$46,612	$188,609	$85,691
Payment-in-kind interest income	4,817	1,114	9,474	1,669
Dividend income	108	—	214	—
Fee income	282	90	559	201
Total investment income	105,609	47,816	198,856	87,561
Expenses
Interest and other debt financing expenses	36,950	13,713	73,319	27,887
Base management fee	7,055	3,063	13,117	5,156
Incentive fee	6,129	4,334	13,229	7,048
Professional fees	3,553	1,705	6,607	3,171
Administrative service fee	1,269	460	2,246	618
General and administrative expenses	184	96	358	220
Distribution and shareholder servicing fees
Class S	230	—	402	—
Total expenses	55,370	23,371	109,278	44,100
Expense support (Note 3)	—	—	—	(667)
Expense support recoupment (Note 3)	—	—	—	885
Net expenses	55,370	23,371	109,278	44,318
Net investment income - before tax	50,239	24,445	89,578	43,243
Excise tax	—	91	—	109
Net investment income - after tax	50,239	24,354	89,578	43,134
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	2	(2)	(3)	(40)
Foreign currency transactions	143	60	(435)	105
Net realized gain (loss) on investment transactions	145	58	(438)	65
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(8,433)	6,244	2,479	6,518
Forward currency contracts	(1,897)	—	(298)	—
Translation of assets and liabilities in foreign currencies	2,657	(78)	829	(80)
Net change in unrealized appreciation (depreciation) on investment transactions	(7,673)	6,166	3,010	6,438
Net gain (loss) on investment transactions	(7,528)	6,224	2,572	6,503
Net increase (decrease) in net assets resulting from operations	$42,711	$30,578	$92,150	$49,637
Per Common Share Data
Class I Shares:
Earnings available to shareholders	$40,924	$30,578	$88,449	$49,637
Basic and diluted weighted average common shares outstanding (Note 11)	86,980,089	39,473,836	80,251,878	33,018,349
Basic and diluted earnings per common share (Note 11)	$0.47	$0.77	$1.10	$1.50
Class S Shares:
Earnings available to shareholders	$1,787	$—	$3,701	$—
Basic and diluted weighted average common shares outstanding (Note 11)	4,298,524	—	3,755,598	—
Basic and diluted earnings per common share (Note 11)	$0.42	$—	$0.99	$—

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	26,133,510.522	$261	$652,789	$288	$653,338
Issuance of common shares
Class I	15,290,663.758	153	383,067	—	383,220
Repurchase of common shares, net of early repurchase deduction
Class I	(27,300.000)	—	(670)	—	(670)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	43,134	43,134
Net realized gain (loss) on investment transactions	—	—	—	65	65
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,438	6,438
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	426,105.690	4	10,665	—	10,669
Distributions from distributable earnings (losses)
Class I	—	—	—	(34,248)	(34,248)
Distributions declared and payable
Class I	—	—	—	(9,201)	(9,201)
Total increase (decrease) for the six months ended March 31, 2024	15,689,469.448	157	393,062	6,188	399,407
Balance at March 31, 2024	41,822,979.970	$418	$1,045,851	$6,476	$1,052,745
Balance at December 31, 2023	27,513,765.783	$275	$687,363	$1,995	$689,633
Issuance of common shares
Class I	14,098,368.677	141	353,195	—	353,336
Repurchase of common shares, net of early repurchase deduction
Class I	(27,300.000)	—	(670)	—	(670)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	24,354	24,354
Net realized gain (loss) on investment transactions	—	—	—	58	58
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,166	6,166
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	238,145.510	2	5,963	—	5,965
Distributions from distributable earnings (losses)
Class I	—	—	—	(16,896)	(16,896)
Distributions declared and payable
Class I	—	—	—	(9,201)	(9,201)
Total increase (decrease) for the three months ended March 31, 2024	14,309,214.187	143	358,488	4,481	363,112
Balance at March 31, 2024	41,822,979.970	$418	$1,045,851	$6,476	$1,052,745

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited) - (continued)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	69,008,371.263	$690	$1,727,522	$4,130	$1,732,342
Issuance of common shares
Class I	26,209,762.382	263	657,627	—	657,890
Class S	2,132,575.965	21	53,516	—	53,537
Repurchase of common shares, net of early repurchase deduction
Class I	(764,645.338)	(8)	(19,181)	—	(19,189)
Class S	(3,911.154)	—	(96)	—	(96)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	89,578	89,578
Net realized gain (loss) on investment transactions	—	—	—	(438)	(438)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,010	3,010
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	1,241,950.927	12	31,160	—	31,172
Class S	77,780.692	1	1,952	—	1,953
Distributions from distributable earnings (losses)
Class I	—	—	—	(75,786)	(75,786)
Class S	—	—	—	(3,134)	(3,134)
Distributions declared and payable
Class I	—	—	—	(17,454)	(17,454)
Class S	—	—	—	(822)	(822)
Total increase (decrease) for the six months ended March 31, 2025	28,893,513.474	289	724,978	(5,046)	720,221
Balance at March 31, 2025	97,901,884.737	$979	$2,452,500	$(916)	$2,452,563
Balance at December 31, 2024	81,223,397.755	$812	$2,033,749	$7,597	$2,042,158
Issuance of common shares
Class I	14,825,322.560	149	372,216	—	372,365
Class S	1,347,890.666	13	33,841	—	33,854
Repurchase of common shares, net of early repurchase deduction
Class I	(173,016.275)	(2)	(4,340)	—	(4,342)
Class S	(3,911.154)	—	(96)	—	(96)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	50,239	50,239
Net realized gain (loss) on investment transactions	—	—	—	145	145
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(7,673)	(7,673)
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	639,840.725	6	16,066	—	16,072
Class S	42,360.460	1	1,064	—	1,065
Distributions from distributable earnings (losses)
Class I	—	—	—	(31,576)	(31,576)
Class S	—	—	—	(1,372)	(1,372)
Distributions declared and payable
Class I	—	—	—	(17,454)	(17,454)
Class S	—	—	—	(822)	(822)
Total increase (decrease) for the three months ended March 31, 2025	16,678,486.982	167	418,751	(8,513)	410,405
Balance at March 31, 2025	97,901,884.737	$979	$2,452,500	$(916)	$2,452,563
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$92,150	$49,637
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,174	868
Amortization of deferred offering costs	1,090	732
Amortization of discounts on issued debt securities	681	—
Accretion of discounts and amortization of premiums on investments	(5,861)	(3,763)
Net realized (gain) loss on investments	3	40
Net realized (gain) loss on foreign currency transactions	435	(105)
Net change in unrealized (appreciation) depreciation on investments	(2,479)	(6,518)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(829)	80
Net change in unrealized (appreciation) depreciation on interest rate swaps	2,746	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	298	—
Proceeds from (fundings of) revolving loans, net	(10,062)	(691)
Purchases and fundings of investments	(1,877,164)	(748,290)
Proceeds from principal payments and sales of portfolio investments	224,292	93,061
Payment-in-kind interest capitalized	(9,633)	(1,884)
Non-cash dividends capitalized	(214)	—
Changes in operating assets and liabilities:
Interest receivable	58	4,186
Receivable for investments	6,639	9,900
Other assets	(2,398)	2,073
Interest payable	1,050	5,318
Management and incentive fees payable	3,586	3,307
Payable for investments purchased	141,837	1,789
Accrued trustee fees	(214)	—
Accounts payable and other liabilities	1,645	1,882
Net cash provided by (used in) operating activities	(1,429,170)	(588,378)
Cash flows from financing activities
Borrowings on debt	1,795,846	563,515
Repayments of debt	(1,097,400)	(288,600)
Capitalized debt issuance costs	(10,440)	(1,527)
Deferred offering costs	(237)	(509)
Proceeds from issuance of common shares	711,427	383,220
Repurchased shares, net of early repurchase deduction paid	(19,285)	(670)
Distributions paid	(60,930)	(29,067)
Net cash provided by (used in) financing activities	1,318,981	626,362
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	(110,189)	37,984
Effect of foreign currency exchange rates	(192)	78
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	189,643	50,722
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$79,262	$88,784

Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$65,638	$21,700
Distributions declared for the period	97,196	43,449
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with dividend reinvestment plan	$33,125	$10,669
Change in distributions payable	3,141	3,713
(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
March 31, 2025
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2025	September 30, 2024
Cash and cash equivalents	$44,139	$170,615
Foreign currencies (cost of $3,703 and $2,324, respectively)	4,261	2,620
Restricted cash and cash equivalents	30,862	16,408
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows(1)	$79,262	$189,643
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Bleriot US Bidco Inc.^(7)(21)	Senior secured	SF +	2.75%	(h)	7.05%				10/2030	$13,200	$13,255	0.5%	$13,118
Element Materials Technology^(7)(21)	Senior secured	SF +	3.75%	(h)	8.05%				06/2029	12,472	12,531	0.5	12,469
LSF11 Trinity Bidco, Inc.^(21)	Senior secured	SF +	3.00%	(g)	7.32%				06/2030	9,865	9,898	0.4	9,828
Propulsion Newco LLC^(7)(21)	Senior secured	SF +	3.25%	(h)	7.55%				09/2029	6,220	6,267	0.3	6,228
Signia Aerospace, LLC^(21)	Senior secured	SF +	3.00%	(g)	7.32%				12/2031	6,462	6,474	0.3	6,437
Signia Aerospace, LLC^(5)(21)	Senior secured	SF +	3.00%		N/A(6)				12/2031	—	1	—	(2)
SMX Technologies^(21)	Senior secured	SF +	4.50%	(h)	8.80%				02/2032	2,200	2,200	0.1	2,200
Transdigm, Inc.^(7)(21)	Senior secured	SF +	2.75%	(h)	7.05%				03/2030	3,474	3,482	0.1	3,472
										53,893	54,108	2.2	53,750
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.25%	(h)	9.55%				11/2031	49,796	48,838	2.0	49,298
RJW Group Holdings, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				11/2031	—	(35)	—	(37)
										49,796	48,803	2.0	49,261
Airlines
Accelya Lux Finco S.A.R.L.*(7)(11)(20)	One stop	SF +	7.00%	(h)	7.40%	cash/	4.00%	PIK	12/2026	1,586	1,549	—	1,554
Brown Group Holding, LLC ^(7)(9)(21)	Senior secured	SF +	2.50%	(g)(h)	6.82%				07/2031	2,963	2,962	0.1	2,948
Brown Group Holding, LLC ^(7)(9)(21)	Senior secured	SF +	2.50%	(g)	6.82%				07/2031	1,800	1,801	0.1	1,792
KKR Apple Bidco, LLC^(21)	Senior secured	SF +	2.50%	(g)	6.82%				09/2031	9,116	9,121	0.4	9,061
										15,465	15,433	0.6	15,355
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(i)	8.97%				11/2030	4,822	4,777	0.2	4,774
Arnott, LLC^	One stop	P +	3.75%	(a)	11.25%				11/2030	136	128	—	128
Collision SP Subco, LLC*	One stop	SF +	5.50%	(h)	9.79%				01/2030	9,527	9,373	0.4	9,431
Collision SP Subco, LLC^	One stop	SF +	5.50%	(g)(i)	9.82%				01/2030	4,308	4,263	0.2	4,252
Collision SP Subco, LLC^	One stop	SF +	5.50%	(h)	9.79%				01/2030	236	211	—	220
OEConnection, LLC^	One stop	SF +	5.00%	(g)	9.32%				04/2031	40,647	40,295	1.6	40,647
OEConnection, LLC^	One stop	SF +	5.00%	(g)	9.32%				04/2031	7,092	7,027	0.3	7,092
OEConnection, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(38)	—	—
OEConnection, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(35)	—	—
RC Buyer, Inc.^(21)	Senior secured	SF +	3.50%	(g)	7.94%				07/2028	9,409	9,415	0.4	9,215
RealTruck Group, Inc.^(7)(21)	Senior secured	SF +	3.50%	(g)	7.94%				01/2028	10,235	10,151	0.4	9,802
TI Automotive^(7)(9)	Senior secured	SF +	3.25%	(g)	7.69%				12/2026	2,366	2,371	0.1	2,371
Wand NewCo 3, Inc.^(7)(21)	Senior secured	SF +	2.50%	(g)	6.82%				01/2031	14,390	14,422	0.6	14,198
										103,168	102,360	4.2	102,130
Automobiles
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(h)	9.55%				06/2030	28,892	28,517	1.2	28,531
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(h)	9.56%				06/2030	1,408	1,361	0.1	1,364
Denali Midco 2, LLC^(20)	Second lien	N/A			13.00%	PIK			12/2029	24,186	23,980	1.0	24,186
Denali Midco 2, LLC*^	One stop	SF +	5.25%	(g)	9.57%				12/2028	16,886	16,542	0.7	16,886
Driven Holdings, LLC^(7)	Senior secured	SF +	3.00%	(g)	7.44%				12/2028	3,212	3,221	0.1	3,210
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.55%				12/2029	602	593	—	602
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.55%				12/2029	125	123	—	125
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.55%				12/2029	106	103	—	106
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.55%				12/2029	29	26	—	29
JHCC Holdings LLC*	One stop	SF +	5.25%	(h)	9.55%				09/2027	9,456	9,329	0.4	9,456
JHCC Holdings LLC^	One stop	SF +	5.25%	(h)	9.55%				09/2027	3,090	3,055	0.1	3,090
JHCC Holdings LLC*	One stop	SF +	5.25%	(h)	9.55%				09/2027	2,591	2,584	0.1	2,591
Mavis Tire Express Services Topco, Corp.^(7)(21)	Senior secured	SF +	3.00%	(h)	7.31%				05/2028	13,185	13,208	0.5	13,117
Mister Car Wash Holdings, Inc.^(7)(21)	Senior secured	SF +	2.50%	(h)	6.79%				03/2031	12,661	12,695	0.5	12,629
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(h)	9.30%				07/2029	$37,984	$37,334	1.5%	$37,794
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	9.25%				07/2029	4,572	4,527	0.2	4,527
National Express Wash Parent Holdco, LLC^(5)	One stop	SF +	5.00%		N/A(6)				07/2029	—	(214)	—	(214)
National Express Wash Parent Holdco, LLC^(5)	One stop	SF +	5.00%		N/A(6)				07/2029	—	—	—	(61)
Paint Intermediate III, LLC^(21)	Senior secured	SF +	3.00%	(h)	7.30%				10/2031	4,000	4,020	0.2	4,003
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(g)	9.07%				06/2031	2,321	2,303	0.1	2,321
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(g)	9.07%				06/2031	72	70	—	72
Quick Quack Car Wash Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	—
TWAS Holdings, LLC^	One stop	SF +	6.75%	(g)	11.17%				12/2026	22,825	22,596	0.9	22,825
Yorkshire Parent, Inc.*^	One stop	SF +	5.50%	(h)	9.80%				12/2029	14,782	14,629	0.6	14,818
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(h)	9.29%				12/2029	13,826	13,760	0.6	13,757
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(h)	9.80%				12/2029	4,096	4,053	0.2	4,106
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(h)	9.80%				12/2029	738	698	—	738
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(h)	9.29%				12/2029	442	297	—	291
										222,087	219,408	9.0	220,899
Banks
Empyrean Solutions, LLC^	One stop	SF +	4.75%	(h)	9.05%				11/2031	9,959	9,912	0.4	9,959
Empyrean Solutions, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2031	—	(7)	—	—
Empyrean Solutions, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2031	—	(19)	—	—
OSP Hamilton Purchaser, LLC*	One stop	SF +	5.00%	(h)	9.29%				12/2029	2,790	2,762	0.1	2,790
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(h)	9.29%				12/2029	529	503	—	529
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(h)	9.29%				12/2029	187	183	—	187
										13,465	13,334	0.5	13,465
Beverages
Spindrift Beverage Co. Inc.^	One stop	SF +	5.25%	(g)	9.56%				02/2032	22,323	22,048	0.9	22,044
Spindrift Beverage Co. Inc.^	One stop	SF +	5.25%	(h)	9.56%				02/2032	306	253	—	252
Spindrift Beverage Co. Inc.^(5)	One stop	SF +	5.25%		N/A(6)				02/2032	—	(15)	—	(31)
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(g)	10.67%				12/2027	15,383	15,320	0.6	13,998
										38,012	37,606	1.5	36,263
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	5.75%	(h)	10.05%				01/2031	23,976	23,860	1.0	23,856
BlueMatrix Holdings, LLC*	One stop	SF +	5.75%	(h)	10.05%				01/2031	10,636	10,559	0.4	10,583
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.75%		N/A(6)				01/2031	—	(14)	—	(9)
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.75%		N/A(6)				01/2031	—	(26)	—	(18)
Edelman Financial Center, LLC^(21)	Senior secured	SF +	3.00%	(g)	7.32%				04/2028	13,865	13,922	0.6	13,842
										48,477	48,301	2.0	48,254
Chemicals
INEOS US Finance LLC and INEOS Finance PLC^(7)(9)(21)	Senior secured	SF +	3.25%	(g)	7.57%				02/2030	8,726	8,694	0.3	8,406
Inhance Technologies Holdings, LLC*(20)	One stop	SF +	6.50%	(h)	6.96%	cash/	4.00%	PIK	06/2025	10,439	10,439	0.3	8,664
Inhance Technologies Holdings, LLC^(20)	One stop	SF +	6.50%	(h)	6.96%	cash/	4.00%	PIK	06/2025	5,157	5,157	0.2	4,280
Innophos Holdings, Inc.^(7)(21)	Senior secured	SF +	4.25%	(g)	8.69%				03/2029	5,389	5,367	0.2	5,331
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(g)	9.07%				03/2029	8,667	8,591	0.4	8,667
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(g)	9.07%				03/2029	102	76	—	102
Krayden Holdings, Inc.^(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(38)	—	—
W.R. Grace & Co^(7)(21)	Senior secured	SF +	3.25%	(h)	7.55%				08/2028	9,935	9,933	0.4	9,855
Windsor Holdings III, LLC^(7)(21)	Senior secured	SF +	2.75%	(g)	7.07%				08/2030	13,890	13,887	0.6	13,772
										62,305	62,106	2.4	59,077
Commercial Services & Supplies
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(h)	9.29%				10/2029	16,087	15,813	0.7	16,087
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(h)	9.29%				10/2029	102	93	—	102
BrightView Landscapes, LLC^(7)(21)	Senior secured	SF +	2.00%	(h)	6.29%				04/2029	2,500	2,500	0.1	2,479
CHA Vision Holdings, Inc.*^	One stop	SF +	5.00%	(h)	9.29%				01/2031	18,285	18,111	0.8	18,285
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(h)	9.29%				01/2031	2,497	2,441	0.1	2,497
CHA Vision Holdings, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				01/2030	—	(14)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Energize Holdco, LLC^(21)	Senior secured	SF +	3.00%	(g)	7.32%		12/2028	$7,980	$8,016	0.3%	$7,915
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(h)	9.29%		09/2030	1,810	1,765	0.1	1,810
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	5.00%		N/A(6)		09/2028	—	(4)	—	—
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	5.00%		N/A(6)		09/2030	—	(3)	—	—
OMNIA Partners, LLC^(21)	Senior secured	SF +	2.75%	(h)	7.05%		07/2030	1,995	1,988	0.1	1,984
PSC Parent, Inc.^	One stop	SF +	5.25%	(g)	9.57%		04/2031	1,446	1,434	0.1	1,446
PSC Parent, Inc.^	One stop	SF +	5.25%	(g)	9.57%		04/2031	241	240	—	241
PSC Parent, Inc.^	One stop	SF +	5.25%	(a)(g)	9.67%		04/2030	193	190	—	193
PSC Parent, Inc.^	One stop	SF +	5.25%	(g)	9.56%		04/2031	135	133	—	135
Radwell Parent, LLC*	One stop	SF +	5.50%	(h)	9.80%		03/2029	15,678	15,678	0.6	15,521
Radwell Parent, LLC^	One stop	SF +	5.50%	(h)	9.80%		03/2029	1,222	871	—	1,176
Thermostat Purchaser III, Inc.^(21)	Senior secured	SF +	4.25%	(h)	8.55%		08/2028	5,985	6,015	0.2	5,998
WRE Holding Corp.^	One stop	SF +	5.00%	(i)	9.22%		07/2031	31,489	31,208	1.3	31,489
WRE Holding Corp.^	One stop	SF +	5.00%	(h)(i)	9.40%		07/2031	2,878	2,839	0.1	2,878
WRE Holding Corp.^(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(40)	—	—
								110,523	109,274	4.5	110,236
Construction & Engineering
Belfor USA Group Inc.^	Senior secured	SF +	3.00%	(g)	7.32%		11/2030	2,935	2,964	0.1	2,935
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(h)	8.80%		05/2031	1,418	1,412	0.1	1,418
Consor Intermediate II, LLC^(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(4)	—	—
Consor Intermediate II, LLC^(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(1)	—	—
Royal Holdco Corporation^	One stop	SF +	4.50%	(h)	8.79%		12/2030	27,864	27,589	1.1	27,586
Royal Holdco Corporation^(5)	One stop	SF +	4.50%		N/A(6)		12/2030	—	(24)	—	(25)
Royal Holdco Corporation^(5)	One stop	SF +	4.50%		N/A(6)		12/2030	—	(47)	—	(95)
Service Logic Acquisition, Inc.^(21)	Senior secured	SF +	3.00%	(g)	7.32%		10/2027	9,920	9,933	0.4	9,907
								42,137	41,822	1.7	41,726
Construction Materials
Star Holding, LLC^(7)(21)	Senior secured	SF +	4.50%	(g)	8.82%		07/2031	17,296	17,129	0.7	16,946

Consumer Finance
Ascensus Group Holdings^(21)	Senior secured	SF +	3.00%	(g)	7.32%		08/2028	16,821	16,853	0.7	16,742

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC ^(21)	Senior secured	SF +	3.25%	(g)	7.69%		03/2028	4,189	4,165	0.2	4,157
Chase Intermediate*^	One stop	SF +	4.75%	(h)	9.04%		10/2028	14,647	14,451	0.6	14,647
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%	(h)	9.04%		01/2032	28,074	28,006	1.1	27,653
Packaging Coordinators Midco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	(7)	—	(42)
Packaging Coordinators Midco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	(170)
Packaging Coordinators Midco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	(248)
Packaging Coordinators Midco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	(8)
Pegasus BidCo^(7)(12)(21)	Senior secured	SF +	3.25%	(h)	7.57%		07/2029	10,392	10,424	0.4	10,392
Reynolds Group Holdings^(7)(21)	Senior secured	SF +	2.50%	(g)	6.82%		09/2028	5,176	5,182	0.2	5,174
Technimark, LLC^(21)	Senior secured	SF +	3.25%	(g)	7.57%		04/2031	10,804	10,774	0.5	10,764
WP Deluxe Merger Sub^(21)	Senior secured	SF +	3.75%	(h)	8.31%		05/2028	8,405	8,384	0.3	8,420
								81,687	81,379	3.3	80,739
Diversified Consumer Services
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.55%		05/2030	30,437	30,046	1.2	29,220
Any Hour, LLC^(20)	One stop	N/A			13.00%	PIK	05/2031	5,168	5,086	0.2	4,961
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.51%		05/2030	2,499	2,440	0.1	2,314
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.55%		05/2030	862	805	—	504
Apex Service Partners, LLC*^	One stop	SF +	5.00%	(h)	9.31%		10/2030	17,980	17,559	0.7	17,980
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.31%		10/2030	8,463	8,401	0.4	8,463
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.31%		10/2030	4,279	4,184	0.2	4,279
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.31%				10/2029	$1,129	$1,087	—%	$1,129
Certus Pest, Inc.^	One stop	SF +	5.25%	(h)	9.70%				08/2027	3,304	3,282	0.1	3,304
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.70%				08/2027	3,091	3,070	0.1	3,091
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.70%				08/2027	2,597	2,579	0.1	2,597
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.70%				08/2027	2,359	2,343	0.1	2,359
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.70%				08/2027	1,427	1,417	0.1	1,427
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.70%				08/2027	1,133	1,126	—	1,133
Certus Pest, Inc.^	One stop	SF +	5.25%	(h)	9.69%				08/2027	448	446	—	448
Certus Pest, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				08/2027	—	(60)	—	—
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(h)	9.30%				05/2030	1,535	1,511	0.1	1,527
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(h)	9.29%				05/2030	406	397	—	401
CHVAC Services Investment, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(2)	—	(1)
CHVAC Services Investment, LLC^(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(178)	—	(179)
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	768	761	—	761
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	222	217	—	220
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	15	14	—	14
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(h)	9.56%				06/2029	7,838	7,728	0.3	7,839
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(h)	9.54%				06/2029	440	437	—	440
Knowledge Universe Education LLC^(7)(21)	Senior secured	SF +	3.25%	(h)	7.55%				06/2030	5,985	6,007	0.3	5,980
Liminex, Inc.^	One stop	SF +	6.25%	(h)	10.69%				11/2026	10,653	10,576	0.4	10,653
Litera Bidco, LLC^	One stop	SF +	5.00%	(g)	9.32%				05/2028	28,440	28,329	1.2	28,440
Litera Bidco, LLC^	One stop	SF +	5.00%	(g)	9.32%				05/2028	11,355	11,331	0.5	11,355
Litera Bidco, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(8)	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
McAfee, LLC^(7)(21)	Senior secured	SF +	3.00%	(g)	7.32%				03/2029	4,988	4,999	0.2	4,773
Project Alpha Intermediate Holdings, Inc.^(21)	Senior secured	SF +	3.25%	(h)	7.55%				10/2030	10,162	10,194	0.4	10,152
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.90%				06/2027	7,445	7,445	0.3	7,073
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.90%				06/2027	3,817	3,817	0.2	3,626
RW AM Holdco LLC*	One stop	SF +	5.25%	(h)	9.65%				04/2028	11,217	10,932	0.4	9,759
Severin Acquisition, LLC^(20)	One stop	SF +	5.00%	(g)	7.07%	cash/	2.25%	PIK	10/2031	33,929	33,618	1.4	33,929
Severin Acquisition, LLC^	One stop	SF +	4.75%	(g)(h)	9.06%				10/2031	637	598	—	637
Severin Acquisition, LLC^(20)	One stop	SF +	5.00%	(g)	7.07%	cash/	2.25%	PIK	10/2031	478	445	—	478
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(i)	8.72%				02/2031	9,147	9,080	0.4	9,078
Stellar Brands, LLC^(5)	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	(6)	—	(6)
Virginia Green Acquisition, LLC*	One stop	SF +	5.25%	(i)	9.47%				12/2030	14,990	14,867	0.6	14,990
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(i)	9.51%				12/2030	1,054	1,004	—	1,054
Virginia Green Acquisition, LLC^(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(19)	—	—
										250,697	247,905	10.0	246,202
Diversified Financial Services
Apex Group Treasury, LLC^(7)(9)(21)	Senior secured	SF +	3.50%	(h)	7.82%				02/2032	10,974	11,001	0.4	10,954
Avalara, Inc.^(21)	Senior secured	SF +	3.25%	(h)	7.55%				03/2032	10,000	10,002	0.4	9,974
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(g)	9.07%				06/2031	16,920	16,701	0.7	16,920
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(46)	—	—
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(17)	—	—
BCPE Pequod Buyer^(21)	Senior secured	SF +	3.50%	(h)	7.79%				11/2031	8,125	8,115	0.3	8,110
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%	(d)	7.85%				07/2031	13,132	13,014	0.5	13,132
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)(20)	Subordinated debt	E +	8.00%	(c)	2.62%	cash/	8.00%	PIK	07/2032	3,795	3,756	0.2	3,795
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corelogic, Inc.^(7)(21)	Senior secured	SF +	3.50%	(g)	7.94%				06/2028	9,961	9,943	0.4	9,795
Corsair Blade IV S.A R.L.^(7)(11)(20)	One stop	SF +	5.75%	(h)	9.80%	cash/	0.25%	PIK	12/2030	4,355	4,355	0.2	4,312
Corsair Blade IV S.A R.L.^(7)(8)(11)(20)	One stop	SN +	5.75%	(f)	9.96%	cash/	0.25%	PIK	12/2030	1,347	1,042	—	1,004
Evertec, Inc.^(7)	Senior secured	SF +	2.75%	(g)	7.07%				10/2030	2,000	2,007	0.1	2,010
Finastra USA, Inc.^(7)(9)	One stop	SF +	7.25%	(i)	11.43%				09/2029	20,613	20,307	0.8	20,716
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Finastra USA, Inc.^(7)(9)	One stop	SF +	7.25%	(i)	11.43%				09/2029	$13	$12	—%	$12
Focus Financial Partners, LLC^(21)	Senior secured	SF +	2.75%	(g)	7.07%				09/2031	8,978	8,978	0.4	8,903
GTCR Everest Borrower, LLC^(21)	Senior secured	SF +	2.75%	(h)	7.05%				09/2031	4,988	4,999	0.2	4,959
Higginbotham Insurance Agency, Inc.*^	One stop	SF +	4.50%	(g)	8.83%				11/2028	3,416	3,431	0.1	3,416
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.75%	(g)	9.07%				11/2028	2,514	2,490	0.1	2,514
Howden Group Holdings Limited ^(7)(9)(21)	Senior secured	SF +	3.00%	(g)	7.32%				02/2031	16,957	16,945	0.7	16,859
Mariner Wealth Advisors, LLC^(21)	Senior secured	SF +	2.50%	(h)	6.80%				08/2028	12,729	12,705	0.5	12,707
Medlar Bidco Limited^(7)(8)(16)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited^(7)(8)(16)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited^(7)(8)(16)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Orion Advisor Solutions^(21)	Senior secured	SF +	3.75%	(h)	8.04%				09/2030	14,105	14,059	0.6	14,121
Wealth Enhancement Group, LLC^	One stop	SF +	5.00%	(h)	9.29%				10/2028	3,801	3,796	0.2	3,801
Wealth Enhancement Group, LLC^	One stop	SF +	5.00%	(h)	9.29%				10/2028	2,741	2,737	0.1	2,741
Wealth Enhancement Group, LLC^(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(3)	—	—
Wealth Enhancement Group, LLC^(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(40)	—	—
Zebra Buyer LLC^(21)	Senior secured	SF +	3.00%	(h)	7.31%				11/2030	8,790	8,810	0.4	8,792
										180,254	179,099	7.3	179,547
Electric Utilities
Smart Energy Systems, Inc.^(20)	One stop	SF +	7.50%	(i)	8.01%	cash/	3.75%	PIK	01/2030	5,743	5,666	0.2	5,640
Smart Energy Systems, Inc.^(5)	One stop	SF +	7.50%		N/A(6)				01/2030	—	(9)	—	(23)
										5,743	5,657	0.2	5,617
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(h)	9.05%				12/2030	507	499	—	507
Power Grid Holdings, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(2)	—	—
Wildcat TopCo, Inc.^	One stop	SF +	5.00%	(h)	9.30%				11/2031	24,842	24,607	1.0	24,842
Wildcat TopCo, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(42)	—	—
Wildcat TopCo, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(21)	—	—
										25,349	25,041	1.0	25,349
Food & Staples Retailing
Eagle Parent Corp.^(21)	Senior secured	SF +	4.25%	(h)	8.55%				04/2029	7,397	7,318	0.3	7,056
Inspire International, Inc.^(7)(21)	Senior secured	SF +	2.50%	(g)	6.82%				12/2027	2,985	2,990	0.1	2,970
										10,382	10,308	0.4	10,026
Food Products
Aspire Bakeries Holdings, LLC^	Senior secured	SF +	4.25%	(g)	8.57%				12/2030	3,980	3,996	0.2	3,995
Blast Bidco Inc.^	One stop	SF +	6.00%	(h)	10.30%				10/2030	15,130	14,951	0.6	15,130
Blast Bidco Inc.^(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(20)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(h)	9.29%				08/2030	10,632	10,537	0.4	10,632
Eagle Family Foods Group, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(11)	—	—
Louisiana Fish Fry Products, Ltd.^	One stop	SF +	6.25%	(h)	10.70%				07/2027	8,758	8,456	0.3	8,671
MIC GLEN LLC^(21)	Senior secured	SF +	3.50%	(g)	7.82%				07/2028	11,362	11,415	0.5	11,392
										49,862	49,324	2.0	49,820
Healthcare Equipment & Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(g)	10.17%				08/2029	11,485	11,393	0.5	11,485
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.17%				08/2029	7,752	7,681	0.3	7,752
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(g)	10.17%				08/2029	3,705	3,675	0.1	3,705
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.17%				08/2029	5,481	5,431	0.2	5,481
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.17%				08/2029	5,569	5,518	0.2	5,569
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.17%				08/2029	4,799	4,755	0.2	4,799
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.17%				08/2029	4,233	4,194	0.2	4,233
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.17%				08/2029	12,593	12,547	0.5	12,593
Blue River Pet Care, LLC^(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(142)	—	—
CCSL Holdings, LLC*^(7)	One stop	SF +	5.50%	(g)	9.82%				12/2028	11,665	11,511	0.5	11,665
CCSL Holdings, LLC^(7)(8)	One stop	E +	5.50%	(b)	7.86%				12/2028	26,185	26,185	1.1	26,185
CCSL Holdings, LLC^(7)(8)	One stop	E +	5.50%	(b)	7.86%				12/2028	5,129	4,941	0.2	5,129
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CMI Parent Inc.*^	One stop	SF +	5.00%	(g)	9.32%				12/2026	$18,310	$18,244	0.7%	$18,310
CMI Parent Inc.*	One stop	SF +	5.00%	(g)	9.32%				12/2026	6,722	6,716	0.3	6,722
Confluent Medical Technologies, Inc.^	Senior secured	SF +	3.25%	(h)	7.55%				02/2029	1,257	1,258	0.1	1,257
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(h)	9.81%				06/2031	40,653	40,295	1.7	40,653
HuFriedy Group Acquisition, LLC^(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(38)	—	—
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(h)	9.80%				06/2031	7,374	7,234	0.3	7,374
Precision Medicine Group, LLC^(21)	Senior secured	SF +	3.00%	(h)	7.40%				11/2027	9,519	9,484	0.4	9,441
Resonetics, LLC^(21)	Senior secured	SF +	3.25%	(h)	7.55%				06/2031	17,922	18,000	0.7	17,841
TIDI Legacy Products, Inc.^	One stop	SF +	5.25%	(g)	9.57%				12/2029	1,642	1,639	0.1	1,642
TIDI Legacy Products, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
TIDI Legacy Products, Inc.^	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC*	One stop	SF +	5.75%	(h)	10.05%				12/2029	6,128	6,033	0.2	6,128
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(18)	—	—
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(10)	—	—
										208,123	206,525	8.5	207,964
Healthcare Providers & Services
Agiliti Health, Inc.^(21)	Senior secured	SF +	3.00%	(h)(i)	7.28%				05/2030	9,919	9,831	0.4	9,415
AHP Health Partners, Inc. ^(7)(21)	Senior secured	SF +	2.75%	(g)	7.07%				08/2028	2,842	2,848	0.1	2,842
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(h)	10.41%				03/2027	11,638	11,608	0.5	11,638
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(h)	9.54%				09/2030	8,045	7,866	0.3	8,045
Bamboo US Bidco LLC^(7)(8)	One stop	E +	5.25%	(c)	7.86%				09/2030	5,416	5,159	0.2	5,416
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(g)(h)	9.55%				09/2030	1,231	1,226	0.1	1,231
Bamboo US Bidco LLC^(5)	One stop	SF +	5.25%		N/A(6)				09/2030	—	(6)	—	—
Bamboo US Bidco LLC^	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC^(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(38)	—	—
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(g)	9.32%				11/2030	59,072	58,708	2.4	58,702
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(h)	9.31%				11/2030	13,209	13,132	0.6	13,127
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(13)	—	(14)
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(43)	—	(46)
Cotiviti^(21)	Senior secured	SF +	2.75%	(g)	7.07%				05/2031	12,388	12,399	0.5	12,140
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(9)	One stop	SF +	5.25%	(i)	9.68%				04/2031	23,296	22,892	0.9	23,296
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(8)(9)	One stop	SN +	5.25%	(f)	9.71%				04/2031	13,937	13,317	0.6	13,937
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(46)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				10/2030	—	(75)	—	—
Electron BidCo, Inc. ^(21)	Senior secured	SF +	2.75%	(g)	7.07%				11/2028	5,000	5,000	0.2	4,996
Hanger, Inc.^(21)	Senior secured	SF +	3.50%	(g)	7.82%				10/2031	6,977	6,992	0.3	6,981
Hanger, Inc.^(21)	Senior secured	SF +	3.50%	(g)	7.82%				10/2031	135	137	—	135
LOV Acquisition LLC^	Senior secured	SF +	4.50%	(g)	8.82%				11/2031	26,953	26,825	1.1	26,953
LOV Acquisition LLC^(5)	Senior secured	SF +	4.50%		N/A(6)				11/2031	—	(13)	—	—
Mamba Purchaser, Inc.^(21)	Senior secured	SF +	3.00%	(g)	7.32%				10/2028	14,888	14,923	0.6	14,885
New Look Corporation and New Look Vision Group Inc. ^(7)(8)(10)(20)	One stop	CA +	6.00%	(j)	6.98%	cash/	2.00%	PIK	05/2028	10,528	11,072	0.4	10,423
Pharmerica^(21)	Senior secured	SF +	2.50%	(g)	6.82%				02/2031	12,372	12,298	0.5	12,338
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	5.75%	(h)	10.06%				01/2027	19,572	19,537	0.8	19,572
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.06%				01/2027	17,245	17,159	0.7	17,245
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.06%				01/2027	8,429	8,370	0.3	8,429
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.06%				01/2027	1,757	1,749	0.1	1,757
Pinnacle Treatment Centers, Inc.^	One stop	P +	4.50%	(a)	12.00%				01/2027	1,643	1,611	0.1	1,643
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.06%				01/2027	1,090	1,085	—	1,090
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.06%				01/2027	824	820	—	824
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Premise Health Holding Corp.^	One stop	SF +	5.50%	(h)	9.80%				03/2031	$29,461	$29,088	1.2%	$29,461
Premise Health Holding Corp.^(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(42)	—	—
										317,867	315,376	12.9	316,461
Healthcare Technology
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(h)	9.80%				05/2030	2,180	2,162	0.1	2,180
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(h)	9.80%				05/2030	54	51	—	54
Amberfield Acquisition Co.^(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(1)	—	—
Athenahealth, Inc.^(7)(21)	Senior secured	SF +	3.00%	(g)	7.32%				02/2029	10,797	10,739	0.4	10,689
ESO Solution, Inc.^	One stop	SF +	6.75%	(h)	11.07%				05/2027	5,250	5,218	0.2	5,250
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(h)	9.05%				12/2031	76,043	75,310	3.1	76,043
GHX Ultimate Parent Corporation^(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(68)	—	—
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(h)	9.07%				07/2031	14,228	14,100	0.6	14,228
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(h)	9.07%				07/2031	6,277	6,219	0.3	6,277
HealthEdge Software, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(17)	—	—
Imprivata, Inc.^(21)	Senior secured	SF +	3.50%	(h)	7.79%				12/2027	7,971	8,011	0.3	7,984
Kona Buyer, LLC^	One stop	SF +	4.50%	(h)	8.79%				07/2031	13,157	13,038	0.5	13,157
Kona Buyer, LLC^	One stop	SF +	4.50%	(h)	8.79%				07/2031	772	757	—	772
Kona Buyer, LLC^(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(14)	—	—
Kona Buyer, LLC^(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(17)	—	—
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.75%	(f)	10.21%				02/2031	12,524	12,079	0.5	12,399
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(f)	9.96%				02/2031	5,778	5,571	0.2	5,611
Lacker Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(38)	—	(28)
Mediware Information Systems, Inc.^(21)	Senior secured	SF +	3.00%	(g)	7.44%				03/2028	16,454	16,438	0.7	16,423
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(h)	8.80%				09/2030	5,575	5,484	0.2	5,575
Neptune Holdings, Inc.^	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.^(20)	One stop	SF +	4.95%	(g)	6.82%	cash/	2.45%	PIK	08/2031	57,701	57,182	2.4	57,701
Netsmart Technologies, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(71)	—	—
Netsmart Technologies, Inc.^(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(35)	—	—
PointClickCare Technologies, Inc.^(7)(10)(21)	Senior secured	SF +	3.25%	(h)	7.55%				11/2031	13,973	13,988	0.6	13,955
Stratose Intermediate Holdings II, LLC^(21)	Senior secured	SF +	3.25%	(g)	7.57%				11/2031	4,988	4,979	0.2	4,981
Stratose Intermediate Holdings II, LLC^(21)	Senior secured	SF +	2.75%	(g)	7.07%				09/2029	1,998	2,003	0.1	1,988
Tebra Technologies, Inc.^(20)	One stop	SF +	8.00%	(h)	8.95%	cash/	3.50%	PIK	06/2025	11,011	11,014	0.5	11,121
										266,731	264,082	10.9	266,360
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(h)	9.33%				08/2027	9,824	9,748	0.4	9,824
BJH Holdings III Corp.^	One stop	SF +	5.00%	(h)	9.33%				08/2027	5,341	5,275	0.2	5,341
Fertitta Entertainment, LLC^(21)	Senior secured	SF +	3.50%	(g)	7.82%				01/2029	13,882	13,837	0.6	13,689
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(h)	10.33%				11/2029	2,607	2,573	0.1	2,607
GFP Atlantic Holdco 2, LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(39)	—	—
Health Buyer, LLC*	Senior secured	SF +	5.25%	(h)	9.55%				04/2029	4,913	4,844	0.2	4,913
Health Buyer, LLC^	Senior secured	SF +	5.50%	(h)	9.80%				04/2029	399	395	—	399
PB Group Holdings, LLC^(20)	One stop	SF +	5.50%	(g)	7.07%	cash/	2.75%	PIK	08/2030	32,968	32,821	1.3	32,968
PB Group Holdings, LLC^	One stop	SF +	5.00%	(g)	9.32%				08/2030	454	437	—	454
Rooster BidCo Limited^(7)(8)(9)	One stop	SN +	5.00%	(f)	9.46%				03/2032	42,933	42,610	1.8	42,611
Rooster BidCo Limited^(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				03/2032	—	—	—	(61)
Rooster BidCo Limited^(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				03/2032	—	(229)	—	(230)
Scientific Games Holdings LP^(21)	Senior secured	SF +	3.00%	(h)	7.30%				04/2029	13,042	13,028	0.5	12,982
SDC Holdco, LLC^	One stop	SF +	4.75%	(h)	9.05%				06/2031	41,351	41,167	1.7	41,351
SDC Holdco, LLC^(20)	Second lien	SF +	8.50%	(h)	12.80%	PIK			06/2032	6,332	6,293	0.3	6,332
SDC Holdco, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(16)	—	—
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(h)	9.05%				11/2027	22,740	22,694	0.9	22,740
SSRG Holdings, LLC^	One stop	SF +	4.75%	(h)	9.05%				11/2027	10,162	10,122	0.4	10,162
SSRG Holdings, LLC^	One stop	SF +	4.75%	(h)	9.05%				11/2027	1,119	1,114	—	1,119
Tacala LLC^(21)	Senior secured	SF +	3.50%	(g)	7.82%				01/2031	9,975	10,049	0.4	9,985
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Super REGO, LLC^(20)	Subordinated debt	N/A			15.00%	PIK	03/2030	$34	$33	—%	$34
YE Brands Holding, LLC*	One stop	SF +	4.75%	(h)	9.05%		10/2027	6,300	6,254	0.3	6,300
YE Brands Holding, LLC^	One stop	SF +	4.75%	(h)	9.05%		10/2027	731	722	—	731
YE Brands Holding, LLC^	One stop	SF +	4.75%		N/A(6)		10/2027	—	—	—	—
								225,107	223,732	9.1	224,251
Household Durables
Groundworks, LLC^(21)	Senior secured	SF +	3.00%	(g)	7.32%		03/2031	3,360	3,376	0.1	3,297
Groundworks, LLC^(21)	Senior secured	SF +	3.00%	(g)	7.32%		03/2031	99	102	—	87
								3,459	3,478	0.1	3,384
Household Products
WU Holdco, Inc.*	One stop	SF +	5.00%	(h)	9.30%		03/2027	3,992	3,920	0.2	3,992
WU Holdco, Inc.^	One stop	SF +	5.00%	(h)	9.30%		03/2027	3,054	3,042	0.1	3,054
WU Holdco, Inc.^	One stop	SF +	5.00%	(h)	9.30%		03/2027	295	292	—	295
WU Holdco, Inc.*	One stop	SF +	5.00%	(h)	9.30%		03/2027	2,037	2,001	0.1	2,037
								9,378	9,255	0.4	9,378
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(h)	9.15%		04/2026	6,690	6,641	0.3	6,623
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(h)	9.15%		04/2026	4,349	4,317	0.2	4,305
CPM Holdings, Inc.^(21)	Senior secured	SF +	4.50%	(g)	8.82%		09/2028	1,995	1,958	0.1	1,965
EAB Global, Inc. ^(21)	Senior secured	SF +	3.00%	(g)	7.32%		08/2030	13,565	13,558	0.5	13,175
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(h)	9.30%		06/2031	40,923	40,560	1.6	40,514
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(h)	9.30%		06/2030	802	759	—	765
Essential Services Holdings Corporation^(5)	One stop	SF +	5.00%		N/A(6)		06/2031	—	(36)	—	(80)
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.25%	(b)	7.61%		08/2029	14,843	14,869	0.6	14,843
Excelitas Technologies Corp.^(5)	One stop	SF +	5.25%		N/A(6)		08/2029	—	(16)	—	—
Madison IAQ LLC^(7)(21)	Senior secured	SF +	2.50%	(i)	6.76%		06/2028	4,906	4,906	0.2	4,857
								88,073	87,516	3.5	86,967
Insurance
Acrisure, LLC^(21)	Senior secured	SF +	3.00%	(g)	7.32%		11/2030	16,884	16,835	0.7	16,809
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.65%		07/2027	7,720	7,676	0.3	7,720
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.65%		07/2027	3,506	3,486	0.1	3,506
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.65%		07/2027	3,094	3,077	0.1	3,094
AssuredPartners Capital, Inc.^(7)(21)	Senior secured	SF +	3.50%	(g)	7.82%		02/2031	13,872	13,928	0.6	13,904
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.25%	(h)	9.54%		03/2028	7,826	7,710	0.3	7,826
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.25%	(h)	9.56%		03/2028	5,262	5,262	0.2	5,262
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.25%	(h)	9.54%		03/2028	1,286	1,227	0.1	1,286
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.25%	(h)	9.54%		03/2028	829	828	—	829
Captive Resources Midco, LLC^	One stop	SF +	4.75%	(g)	9.07%		07/2029	17,031	17,031	0.7	17,031
Captive Resources Midco, LLC^	One stop	SF +	4.75%		N/A(6)		07/2028	—	—	—	—
Compass Investors, Inc. ^(21)	Senior secured	SF +	2.25%	(h)	6.55%		11/2029	4,923	4,930	0.2	4,882
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.55%		12/2030	10,675	10,588	0.4	10,702
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.55%		12/2030	9,806	9,723	0.4	9,832
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.55%		12/2029	278	259	—	278
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.00%		N/A(6)		12/2030	—	(150)	—	—
Galway Borrower LLC*	One stop	SF +	4.50%	(h)	8.80%		09/2028	4,887	4,789	0.2	4,887
Gimlet Bidco GMBH^(7)(8)(14)	One stop	E +	5.75%	(c)	8.36%		04/2031	1,623	1,570	0.1	1,623
Gimlet Bidco GMBH^(7)(8)(14)	One stop	E +	5.75%	(c)	8.36%		04/2031	300	286	—	300
Hub International Limited^(7)(21)	Senior secured	SF +	2.50%	(h)	6.79%		06/2030	10,578	10,602	0.4	10,545
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(h)	9.05%		07/2030	6,874	6,823	0.3	6,874
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	4.75%		N/A(6)		07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	4.75%		N/A(6)		07/2030	—	(9)	—	—
Integrity Marketing Acquisition, LLC*^	One stop	SF +	5.00%	(h)	9.31%		08/2028	25,059	24,830	1.0	25,059
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	5.00%		N/A(6)		08/2028	—	(3)	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	5.00%		N/A(6)		08/2028	—	(10)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(h)	9.95%				06/2028	$19,757	$19,563	0.8%	$19,758
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(h)	9.95%				06/2028	6,651	6,435	0.3	6,651
J.S. Held Holdings, LLC^(5)	One stop	SF +	5.50%		N/A(6)				06/2028	—	(2)	—	—
Majesco*^	One stop	SF +	4.75%	(h)	9.05%				09/2028	44,733	44,691	1.8	44,733
Majesco^(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(2)	—	—
MRH Trowe Germany GMBH^(7)(8)(14)	One stop	E +	6.25%	(b)(c)	8.78%				02/2029	7,163	7,059	0.3	7,392
Oakbridge Insurance Agency LLC*^	One stop	SF +	5.75%	(g)	10.06%				11/2029	6,564	6,513	0.3	6,564
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(g)	10.06%				11/2029	1,357	1,333	0.1	1,357
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(g)	10.07%				11/2029	312	304	—	312
OneDigital Borrower LLC^(21)	Senior secured	SF +	3.00%	(g)	7.32%				07/2031	11,456	11,514	0.5	11,397
Truist Insurance Holdings, LLC^(7)(21)	Senior secured	SF +	2.75%	(h)	7.05%				05/2031	3,677	3,681	0.2	3,659
World Insurance Associates, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(77)	—	(158)
World Insurance Associates, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(10)	—	(10)
										253,983	252,289	10.4	253,904
IT Services
Acquia, Inc.^	One stop	SF +	7.00%	(h)	11.44%				10/2026	9,956	9,928	0.4	9,956
CE Intermediate I, LLC^	Senior secured	SF +	3.00%	(h)	7.30%				02/2032	7,000	6,974	0.3	6,976
Dcert Buyer, Inc.^(21)	Senior secured	SF +	4.00%	(g)	8.32%				10/2026	9,113	8,992	0.4	8,887
Delinea Inc.^	One stop	SF +	5.75%	(h)	10.20%				03/2028	32,838	32,593	1.3	32,838
Delinea Inc.*	One stop	SF +	5.75%	(h)	10.20%				03/2028	8,816	8,596	0.4	8,816
Delinea Inc.*	One stop	SF +	5.75%	(h)	10.20%				03/2028	4,820	4,700	0.2	4,820
E2open, LLC^(7)(21)	Senior secured	SF +	3.50%	(g)	7.94%				02/2028	13,017	13,042	0.5	13,007
LEIA FINCO US^(7)(9)(21)	Senior secured	SF +	3.25%	(h)	7.54%				10/2031	10,000	9,944	0.4	9,914
Maverick Bidco Inc.^(21)	Senior secured	SF +	3.75%	(h)	8.19%				05/2028	4,987	4,987	0.2	4,994
Netwrix Corporation*	One stop	SF +	4.75%	(h)	9.06%				06/2029	8,666	8,544	0.4	8,666
PDQ Intermediate, Inc.^(20)	Subordinated debt	N/A			13.75%	PIK			10/2031	61	60	—	61
ReliaQuest Holdings, LLC^(20)	One stop	SF +	6.75%	(h)	7.41%	cash/	3.63%	PIK	04/2031	40,761	40,589	1.7	40,761
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(15)	—	—
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(6)	—	—
Saturn Borrower Inc.*	One stop	SF +	6.00%	(h)	10.30%				11/2028	8,211	7,929	0.3	8,088
Saturn Borrower Inc.^(5)	One stop	SF +	6.00%		N/A(6)				11/2028	—	(14)	—	(13)
UKG Inc.^(21)	Senior secured	SF +	3.00%	(h)	7.30%				02/2031	19,439	19,459	0.8	19,420
VS Buyer, LLC^(21)	Senior secured	SF +	2.75%	(g)	7.07%				04/2031	5,970	5,987	0.2	5,978
WPEngine, Inc.^	One stop	SF +	6.50%	(h)	10.82%				08/2029	953	939	—	953
WPEngine, Inc.^	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
										184,608	183,228	7.5	184,122
Leisure Products
Cast & Crew Payroll, LLC^(21)	Senior secured	SF +	3.75%	(g)	8.07%				12/2028	5,454	5,472	0.2	5,267
Crunch Holdings, LLC^	One stop	SF +	4.50%	(g)	8.82%				09/2031	55,023	54,768	2.3	55,023
Crunch Holdings, LLC^(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(35)	—	—
EP Purchaser, LLC^(21)	Senior secured	SF +	3.50%	(h)	8.06%				11/2028	4,926	4,903	0.2	4,895
Movement Holdings, LLC*^(7)(9)	One stop	SF +	5.25%	(h)	9.55%				03/2030	22,136	21,952	0.9	22,136
Movement Holdings, LLC^(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(31)	—	—
Movement Holdings, LLC^(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(124)	—	—
										87,539	86,905	3.6	87,321
Life Sciences Tools & Services
Graphpad Software, LLC^	One stop	SF +	4.75%	(h)	9.05%				06/2031	31,366	31,226	1.3	31,366
Graphpad Software, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(13)	—	—
Graphpad Software, LLC^	One stop	SF +	4.75%	(h)	9.05%				06/2031	784	749	—	784
PAS Parent Inc.*^	One stop	SF +	4.75%	(g)	9.07%				12/2028	19,552	19,286	0.8	19,553
PAS Parent Inc.^(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(58)	—	—
										51,702	51,190	2.1	51,703
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.75%	(g)	9.07%				08/2031	9,302	9,217	0.4	9,302
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
AI Titan Parent, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				08/2031	$—	$(9)	—%	$—
AI Titan Parent, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(11)	—	—
Blackbird Purchaser, Inc.*^	One stop	SF +	5.50%	(h)	9.80%				12/2030	18,042	17,895	0.8	18,042
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(h)	9.80%				12/2030	1,997	1,968	0.1	1,997
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(g)(h)	9.81%				12/2029	845	825	—	845
Filtration Group Corp.^(21)	Senior secured	SF +	3.00%	(g)	7.32%				10/2028	12,853	12,886	0.5	12,858
Wireco Worldgroup Inc.^	Senior secured	SF +	3.75%	(h)	8.04%				11/2028	6,231	6,244	0.2	5,608
										49,270	49,015	2.0	48,652
Media
Ascend Learning, LLC^(21)	Senior secured	SF +	3.00%	(g)	7.32%				12/2028	10,000	9,982	0.4	9,893
Lotus Topco, Inc.*	One stop	SF +	4.75%	(h)	9.05%				06/2030	1,693	1,682	0.1	1,693
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(2)	—	—
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(6)	—	—
Triple Lift, Inc.*	One stop	SF +	5.75%	(h)	10.20%				05/2028	8,726	8,503	0.3	8,377
Triple Lift, Inc.*	One stop	SF +	5.75%	(h)	10.20%				05/2028	2,560	2,494	0.1	2,457
										22,979	22,653	0.9	22,420
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(g)	9.82%				12/2029	12,357	12,214	0.5	12,357
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(12)	—	—
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
										12,357	12,201	0.5	12,357
Personal Products
Knowlton Development Corporation, Inc.^(7)(10)(21)	Senior secured	SF +	4.00%	(g)	8.32%				08/2028	9,000	9,030	0.4	9,010

Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)	One stop	SF +	5.00%	(h)	9.30%				05/2029	19,598	19,185	0.8	19,598
Certara Holdco, Inc. and Certara USA, Inc.^(7)	Senior secured	SF +	3.00%	(h)	7.30%				06/2031	1,990	1,991	0.1	1,992
Creek Parent, Inc.^	One stop	SF +	5.25%	(g)	9.57%				12/2031	79,997	78,654	3.3	79,997
Creek Parent, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(190)	—	—
										101,585	99,640	4.2	101,587
Professional Services
Citrin Cooperman Advisors LLC^(21)	Senior secured	SF +	3.00%	(h)	7.30%				03/2032	3,758	3,734	0.2	3,735
Citrin Cooperman Advisors LLC^(5)(21)	Senior secured	SF +	3.00%		N/A(6)				03/2032	—	(2)	—	(1)
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(g)	9.06%				09/2031	12,644	12,527	0.5	12,644
Eclipse Buyer, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(57)	—	—
Eclipse Buyer, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(10)	—	—
Eliassen Group, LLC*	One stop	SF +	5.75%	(h)	10.05%				04/2028	4,831	4,831	0.2	4,734
Geosyntec Consultants, Inc.^(21)	Senior secured	SF +	3.75%	(g)	8.07%				07/2031	10,354	10,366	0.4	10,367
IG Investments Holdings, LLC*^	One stop	SF +	5.00%	(h)	9.29%				09/2028	22,855	22,827	0.9	22,855
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.50%	(h)	9.94%				11/2028	15,598	15,284	0.6	14,974
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(h)	9.95%				11/2028	2,797	2,780	0.1	2,685
Outcomes Group Holdings, Inc.^(21)	Senior secured	SF +	3.25%	(g)	7.57%				05/2031	4,987	5,002	0.2	4,996
PGA Holdings, Inc.^(21)	Senior secured	SF +	3.25%	(g)	7.57%				04/2031	22,029	22,020	0.9	21,935
Varicent Intermediate Holdings Corporation^(7)(10)(20)	One stop	SF +	6.00%	(h)	7.05%	cash/	3.25%	PIK	08/2031	41,996	41,444	1.7	41,996
Varicent Intermediate Holdings Corporation^(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				08/2031	—	(72)	—	—
Varicent Intermediate Holdings Corporation^(5)(7)(10)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(60)	—	—
										141,849	140,614	5.7	140,920
Real Estate Management & Development
RealPage, Inc.^(21)	Senior secured	SF +	3.00%	(h)	7.56%				04/2028	4,936	4,923	0.2	4,877

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Road & Rail
Kenan Advantage Group, Inc.^	Senior secured	SF +	3.25%	(g)	7.57%				01/2029	$19,827	$19,839	0.8%	$19,774

Software
Anaplan, Inc.^	One stop	SF +	5.00%	(h)	9.30%				06/2029	9,975	9,905	0.4	9,975
Appfire Technologies, LLC*	One stop	SF +	5.00%	(h)	9.30%				03/2028	10,127	10,011	0.4	10,127
Appfire Technologies, LLC^(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(90)	—	—
Apttus Corporation^(21)	Senior secured	SF +	3.50%	(h)	7.79%				05/2028	11,454	11,461	0.5	11,481
AQA Acquisition Holding, Inc. ^(21)	Senior secured	SF +	4.00%	(h)	8.29%				03/2028	23,685	23,724	1.0	23,625
Artifact Bidco, Inc.^	One stop	SF +	4.50%	(h)	8.80%				05/2031	5,024	4,979	0.2	5,024
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(6)	—	—
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(3)	—	—
Artifact Bidco, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(5)	—	—
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(h)	8.95%				04/2027	3,000	3,000	0.1	3,000
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.50%	(g)	10.82%				03/2031	17,541	17,311	0.7	17,541
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.50%	(g)	10.82%				03/2031	7,718	7,620	0.3	7,718
Azurite Intermediate Holdings, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(36)	—	—
Baxter Planning Systems, LLC^(20)	One stop	SF +	6.25%	(i)	7.30%	cash/	3.38%	PIK	05/2031	11,833	11,758	0.5	11,833
Baxter Planning Systems, LLC^(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(14)	—	—
Baxter Planning Systems, LLC^(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(16)	—	—
BestPass, Inc.^	One stop	SF +	5.25%	(g)	9.57%				08/2031	36,417	36,252	1.5	36,417
BestPass, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(16)	—	—
BestPass, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(22)	—	—
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	10.30%				12/2029	10,189	10,109	0.4	10,189
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	10.31%				12/2029	1,019	995	—	1,019
Bloomerang, LLC^(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(18)	—	—
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(h)	9.55%				05/2029	4,899	4,796	0.2	4,899
Bullhorn, Inc.*	One stop	SF +	5.00%	(g)	9.32%				10/2029	3,959	3,934	0.2	3,959
Bullhorn, Inc.*	One stop	SF +	5.00%	(g)	9.32%				10/2029	3,959	3,935	0.2	3,959
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(f)	9.96%				08/2030	4,629	4,488	0.2	4,629
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(f)	9.96%				08/2030	655	613	—	655
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	5.50%	(e)	9.62%				08/2030	277	283	—	277
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(18)	—	—
Capstone Borrower^(7)(21)	Senior secured	SF +	2.75%	(h)	7.05%				06/2030	6,983	7,025	0.3	6,960
CB Buyer, Inc.^	One stop	SF +	5.00%	(h)	9.30%				07/2031	34,084	33,789	1.4	34,084
CB Buyer, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(33)	—	—
CB Buyer, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(41)	—	—
ConnectWise, LLC^(21)	Senior secured	SF +	3.50%	(h)	8.06%				10/2028	19,415	19,419	0.8	19,423
Cornerstone OnDemand, Inc.^(7)(21)	Senior secured	SF +	3.75%	(g)	8.19%				10/2028	9,460	9,283	0.4	8,242
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(g)	11.07%				11/2030	28,617	28,275	1.2	28,617
Crewline Buyer, Inc.^(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(31)	—	—
Daxko Acquisition Corporation*	One stop	SF +	5.00%	(g)	9.32%				10/2028	11,634	11,323	0.5	11,634
Daxko Acquisition Corporation^	One stop	SF +	5.00%	(g)	9.32%				10/2028	474	413	—	474
Daxko Acquisition Corporation^(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(28)	—	—
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.00%	(c)	7.36%				08/2030	3,768	3,648	0.2	3,768
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	5.00%	(f)	9.46%				08/2030	2,242	2,152	0.1	2,242
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.00%	(c)	7.36%				08/2030	762	734	—	762
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.00%	(c)	7.36%				08/2030	544	537	—	544
Denali Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				08/2030	—	(34)	—	—
ECI Macola/Max Holding, LLC^(21)	Senior secured	SF +	3.25%	(h)	7.55%				05/2030	8,133	8,161	0.3	8,146
Einstein Parent, Inc.^	One stop	SF +	6.50%	(h)	10.79%				01/2031	40,574	39,788	1.6	39,762
Einstein Parent, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(81)	—	(84)
Espresso Bidco, Inc.^	One stop	SF +	5.25%	(h)	9.55%				03/2032	35,929	35,392	1.4	35,390
Espresso Bidco, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(74)	—	(149)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Espresso Bidco, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				03/2032	$—	$(66)	—%	$(66)
EverCommerce Solutions, Inc.^(7)(21)	Senior secured	SF +	2.50%	(g)	6.82%				07/2028	8,101	8,120	0.3	8,082
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(h)	9.05%				09/2030	11,736	11,453	0.5	11,736
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(h)	9.05%				09/2030	3,664	3,631	0.1	3,664
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(31)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(h)	8.80%				09/2031	45,735	45,314	1.9	45,735
Gurobi Optimization, LLC^(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(36)	—	—
Hornet Security Holding GMBH^(7)(8)(9)	One stop	E +	4.75%	(d)	7.21%				02/2031	14,705	14,503	0.6	14,705
Hornet Security Holding GMBH^(7)(8)(9)	One stop	E +	4.75%	(d)	7.21%				02/2031	9,801	9,667	0.4	9,801
Hornet Security Holding GMBH^(7)(8)(9)	One stop	E +	4.75%	(b)	7.14%				08/2030	597	552	—	597
Hornet Security Holding GMBH^(5)(7)(8)(9)	One stop	E +	6.50%		N/A(6)				02/2031	—	(59)	—	—
Hyland Software, Inc.^	One stop	SF +	5.00%	(g)	9.32%				09/2030	28,330	27,999	1.2	28,330
Hyland Software, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.^	One stop	SF +	6.50%	(h)	10.79%				01/2030	22,333	21,974	0.9	22,333
Icefall Parent, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(34)	—	—
Instructure Holdings, Inc.^(21)	Senior secured	SF +	3.00%	(h)	7.32%				11/2031	7,006	7,022	0.3	6,961
iSolved, Inc.^(21)	Senior secured	SF +	3.25%	(g)	7.57%				10/2030	12,498	12,519	0.5	12,530
Javelin Buyer, Inc.^(21)	Senior secured	SF +	3.25%	(h)	7.56%				12/2031	11,000	11,110	0.4	10,962
Juvare, LLC*^	One stop	SF +	6.25%	(h)	10.71%				10/2026	5,568	5,437	0.2	5,513
Kaseya Inc.^	Senior secured	SF +	3.25%	(g)	7.57%				03/2032	9,000	8,973	0.4	8,983
LeadsOnline, LLC*	One stop	SF +	4.75%	(h)	9.06%				02/2028	4,396	4,316	0.2	4,396
LeadsOnline, LLC*	One stop	SF +	4.75%	(h)	9.05%				02/2028	2,242	2,233	0.1	2,242
LeadsOnline, LLC^	One stop	SF +	4.75%	(h)	9.06%				02/2028	776	762	—	776
LeadsOnline, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH^(7)(8)(14)	One stop	E +	5.00%	(c)	7.36%				12/2031	24,575	23,547	1.0	24,575
Lighthouse Bidco GMBH^(7)(8)(14)	One stop	E +	5.00%		N/A(6)				06/2031	—	—	—	—
Lighthouse Bidco GMBH^(5)(7)(8)(14)	One stop	E +	5.00%		N/A(6)				12/2031	—	(138)	—	—
LogicMonitor, Inc.^	One stop	SF +	5.50%	(h)	9.79%				11/2031	45,630	45,359	1.9	45,630
LogicMonitor, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(34)	—	—
Matrix42 Holding GMBH^(7)(8)(14)	One stop	E +	6.25%	(d)	8.90%				01/2030	176	175	—	176
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(8)(13)	One stop	E +	5.50%	(c)	8.00%				11/2031	13,512	13,008	0.6	13,512
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(13)	One stop	SF +	5.50%	(h)	9.81%				11/2031	9,353	9,219	0.4	9,353
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(8)(13)	One stop	E +	5.50%	(c)	8.00%				11/2031	109	76	—	109
Metatiedot Bidco Oy & Metatiedot US, LLC^(5)(7)(8)(13)	One stop	E +	5.50%		N/A(6)				11/2030	—	(38)	—	—
Modena Buyer, LLC^(21)	Senior secured	SF +	4.50%	(h)	8.79%				07/2031	9,975	9,696	0.4	9,681
Motus Group, LLC^(21)	Senior secured	SF +	3.75%	(h)	8.05%				12/2028	8,829	8,855	0.4	8,801
Navex TopCo, Inc.*^	One stop	SF +	5.50%	(g)	9.82%				11/2030	22,929	22,561	0.9	22,929
Navex TopCo, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(30)	—	—
Onit, Inc.^	One stop	SF +	4.75%	(h)	9.05%				01/2032	18,763	18,580	0.8	18,575
Onit, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(27)	—	(28)
Onit, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(40)	—	(83)
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(7)(8)(12)	One stop	E +	6.00%	(c)	8.36%				11/2029	9,150	8,908	0.4	9,197
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(5)(7)(8)(12)	One stop	E +	5.25%		N/A(6)				11/2029	—	(121)	—	(122)
Panzura, LLC^(20)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	63	59	—	56
Personify, Inc.^	One stop	SF +	4.75%	(h)	9.05%				09/2028	19,930	19,839	0.8	19,930
Personify, Inc.*	One stop	SF +	4.75%	(h)	9.05%				09/2028	7,421	7,363	0.3	7,421
Pineapple German Bidco GMBH^(7)(8)(14)(20)	One stop	E +	6.50%	(c)	8.86%				01/2031	19,582	19,327	0.8	19,680
Pineapple German Bidco GMBH^(7)(14)(20)	One stop	SF +	6.25%	(h)	10.55%				01/2031	16,990	16,829	0.7	16,990
Pineapple German Bidco GMBH^(7)(8)(14)(20)	One stop	E +	6.50%	(c)	8.86%				01/2031	6,064	5,922	0.2	6,095
Pineapple German Bidco GMBH^(7)(8)(14)(20)	One stop	E +	6.25%	(c)	8.61%				01/2031	5,517	5,123	0.2	5,517
Pineapple German Bidco GMBH^(7)(14)(20)	One stop	SF +	6.25%	(h)	10.55%				01/2031	1,434	1,402	0.1	1,441
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pineapple German Bidco GMBH^(7)(8)(14)(20)	One stop	E +	6.50%	(c)	8.86%				01/2031	$1,344	$1,315	0.1%	$1,351
Planview Parent, Inc.^(21)	Senior secured	SF +	3.50%	(h)	7.80%				12/2027	17,114	17,127	0.7	16,964
Pluralsight, LLC^(20)	One stop	SF +	7.50%	(h)	11.83%	PIK			08/2029	1,907	1,844	0.1	1,888
Pluralsight, LLC^(20)	One stop	SF +	4.50%	(h)	7.33%	cash/	1.50%	PIK	08/2029	1,203	1,171	—	1,191
Pluralsight, LLC^(20)	One stop	SF +	4.50%	(h)	7.33%	cash/	1.50%	PIK	08/2029	601	601	—	595
Pluralsight, LLC^(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(3)
Pluralsight, LLC^(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(7)
Proofpoint, Inc.^(21)	Senior secured	SF +	3.00%	(g)	7.32%				08/2028	24,032	24,061	1.0	23,983
QAD, Inc.*	One stop	SF +	4.75%	(g)	9.07%				11/2027	9,798	9,798	0.4	9,798
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.50%	(c)	8.29%				07/2029	14,065	14,085	0.6	14,065
Telesoft Holdings LLC*	One stop	SF +	5.75%	(g)	10.17%				12/2026	5,657	5,623	0.2	5,657
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(g)	9.32%				05/2031	44,653	44,309	1.8	44,653
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(g)	9.32%				05/2031	1,119	1,069	—	1,119
Togetherwork Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(35)	—	—
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%	(g)	11.31%				01/2031	14,757	14,467	0.6	14,425
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%	(h)	11.29%				01/2031	7,818	7,720	0.3	7,642
Transform Bidco Limited^(7)(8)(9)	One stop	A +	7.00%	(e)	11.12%				01/2031	2,484	2,569	0.1	2,428
Transform Bidco Limited^(7)(8)(9)	One stop	SN +	7.00%	(f)	11.46%				01/2031	401	393	—	392
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(37)	—	(23)
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(52)	—	(104)
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(124)	—	(331)
Tricentis Operations Holdings, Inc.^(20)	One stop	SF +	6.25%	(h)	5.67%	cash/	4.88%	PIK	02/2032	61,864	61,561	2.5	61,555
Tricentis Operations Holdings, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(38)	—	(38)
Tricentis Operations Holdings, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(61)	—	(62)
Vantage Bidco GMBH^(7)(8)(14)(20)	One stop	E +	6.25%	(c)	5.48%	cash/	3.13%	PIK	04/2031	20,078	19,550	0.8	20,078
Vantage Bidco GMBH^(5)(7)(8)(14)	One stop	E +	6.25%		N/A(6)				10/2030	—	(44)	—	—
Varinem German Midco GMBH^(7)(8)(14)	One stop	E +	5.25%	(d)	7.84%				07/2031	25,460	25,436	1.0	25,587
Varinem German Midco GMBH^(5)(7)(8)(14)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	(97)
Viper Bidco, Inc.^	One stop	SF +	5.00%	(h)	9.30%				11/2031	50,619	50,378	2.1	50,619
Viper Bidco, Inc.^(7)(8)	One stop	SN +	5.00%	(f)	9.46%				11/2031	23,944	23,223	1.0	23,944
Viper Bidco, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(24)	—	—
Viper Bidco, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(30)	—	—
Zendesk, Inc.^	One stop	SF +	5.00%	(h)	9.30%				11/2028	10,210	10,210	0.4	10,210
										1,145,597	1,131,389	46.6	1,140,335
Specialty Retail
Ashco, LLC^(21)	Senior secured	SF +	3.25%	(g)	7.57%				01/2032	19,808	19,778	0.8	19,791
Ave Holdings III, Corp*^	One stop	SF +	5.25%	(i)	9.72%				02/2028	13,516	13,263	0.5	13,246
Biscuit Parent, LLC^	One stop	SF +	4.75%	(h)	9.05%				02/2031	36,177	35,895	1.5	36,177
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(36)	—	—
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(42)	—	—
Cavender Stores L.P.*^	Senior secured	SF +	5.00%	(h)	9.30%				10/2029	24,071	23,890	1.0	24,071
CVP Holdco, Inc.^	One stop	SF +	4.75%	(g)	9.07%				06/2031	32,806	32,514	1.3	32,806
CVP Holdco, Inc.^(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(30)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(g)	9.07%				06/2031	224	185	—	224
Med Parentco, LP^(21)	Senior secured	SF +	3.50%	(g)	7.82%				04/2031	8,965	9,002	0.4	8,963
Metal Supermarkets US Buyer, LLC^(7)(10)	One stop	SF +	4.75%	(i)	8.97%				12/2030	12,505	12,446	0.5	12,505
Metal Supermarkets US Buyer, LLC^(7)(10)	One stop	SF +	4.75%	(i)	8.97%				12/2030	149	142	—	149
PetVet Care Centers LLC*	One stop	SF +	6.00%	(g)	10.32%				11/2030	9,285	9,136	0.4	8,821
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(22)	—	(60)
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(10)	—	—
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(h)	10.06%				08/2029	4,963	4,891	0.2	4,963
PPV Intermediate Holdings, LLC^	One stop	SF +	5.25%	(h)	9.56%				08/2029	4,495	4,423	0.2	4,495
Radiance Borrower, LLC^(20)	One stop	SF +	5.75%	(g)	7.32%	cash/	2.75%	PIK	06/2031	41,123	40,854	1.7	41,123
Radiance Borrower, LLC^	One stop	SF +	5.25%	(g)	9.57%				06/2031	388	358	—	388
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Southern Veterinary Partners, LLC^(21)	Senior secured	SF +	3.25%	(g)	7.57%				12/2031	$15,514	$15,615	0.6%	$15,489
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	6.00%	(h)	10.57%				04/2028	24,249	23,942	1.0	24,249
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	6.00%	(h)	10.57%				04/2028	2,112	2,084	0.1	2,112
										250,350	248,278	10.2	249,512
Transportation Infrastructure
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(g)	9.32%				02/2032	54,891	54,555	2.2	54,548
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(g)	9.32%				02/2032	1,087	1,037	—	1,036
LDS Intermediate Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(67)	—	(68)
Liquid Tech Solutions Holdings LLC^	Senior secured	SF +	3.75%	(g)	8.07%				03/2028	6,819	6,849	0.3	6,828
										62,797	62,374	2.5	62,344
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.*(20)	One stop	SF +	7.00%	(h)	8.21%	cash/	3.25%	PIK	06/2028	11,708	11,331	0.4	10,888
Marcone Yellowstone Buyer Inc.*(20)	One stop	SF +	7.00%	(h)	8.21%	cash/	3.25%	PIK	06/2028	4,965	4,806	0.2	4,618
										16,673	16,137	0.6	15,506
Water Utilities
Aegion Corporation^(21)	Senior secured	SF +	3.00%	(g)	7.32%				05/2028	2,993	3,022	0.1	2,978
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(g)(i)	9.05%				07/2031	15,577	15,436	0.6	15,577
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(g)(i)	9.06%				07/2031	1,367	1,344	0.1	1,367
Vessco Midco Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(16)	—	—
										19,937	19,786	0.8	19,922

Total debt investments										4,951,146	4,904,705	200.6	4,920,435

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(17)(18)
Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A		11/2024	N/A	1,563	$1,563	0.1%	$1,563

Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	125	—	125

Automobiles
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	1,146	1,146	0.1	1,221
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	1,146	—	—	157
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	417	417	—	497
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	83	83	—	95
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	94	—	110
								1,740	0.1	2,080
Beverages
Spindrift Beverage Co. Inc.	LP units	N/A	N/A		02/2025	N/A	3	3,177	0.1	3,178

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	109	—	132

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	162	408	—	643
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	73	73	—	86
								481	—	729
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	7	36	—	36

Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A		12/2024	N/A	191	191	—	191

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	450	450	—	449

Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A		08/2024	N/A	113	262	—	330
Rooster BidCo Limited(7)(9)	Preferred stock	N/A	N/A		03/2025	N/A	1,601	1,655	0.1	1,655
								1,917	0.1	1,985
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		11/2023	N/A	4	70	—	86

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	1,279	1,279	0.1	1,354

Professional Services
Eclipse Buyer, Inc.(19)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	3,543	0.1	3,607

Leisure Products
Movement Holdings, LLC(7)(9)	LLC units	N/A	N/A		03/2024	N/A	—	661	—	487
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
CB Buyer, Inc.	LP units	N/A	N/A		07/2024	N/A	458	$458	—%	$324
Denali Bidco Limited(7)(9)	LP interest	N/A	N/A		08/2023	N/A	75	98	—	158
Energy Worldnet, LLC	LLC units	N/A	N/A		02/2025	N/A	50	52	—	52
Gurobi Optimization, LLC	Common stock	N/A	N/A		09/2024	N/A	—	209	—	246
LogicMonitor, Inc.	LP interest	N/A	N/A		12/2024	N/A	250	250	—	257
Panzura, LLC	LLC units	N/A	N/A		03/2025	N/A	1	4	—	—
Pluralsight, LLC	LLC units	N/A	N/A		08/2024	N/A	597	1,100	0.1	1,301
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	545	2,384	0.2	2,562
Tricentis Operations Holdings, Inc.	LP interest	N/A	N/A		02/2025	N/A	40	40	—	40
								4,595	0.3	4,940
Specialty Retail
Metal Supermarkets US Buyer, LLC(7)(10)	Preferred stock	N/A	N/A		12/2024	N/A	1	124	—	115
Metal Supermarkets US Buyer, LLC(7)(10)	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
								124	—	115

Total equity investments								20,061	0.9	21,057

Total investments								4,924,766	201.5	4,941,492

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.2%	(22)				43,385	1.8%	43,385
Total money market funds								43,385	1.8	43,385

Total investments and money market funds								$4,968,151	203.3%	$4,984,877

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2025, as the loan may have priced or repriced based on an index rate prior to March 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to Prime, which was 7.50% as of March 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.36% as of March 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.34% as of March 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.34% as of March 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.13% as of March 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.46% as of March 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.32% as of March 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.29% as of March 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.19% as of March 31, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA which was 2.66% as of March 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2025.
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
(6)The entire commitment was unfunded as of March 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 18.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(20)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2025.
(21)The fair value of this investment was valued using Level 2 inputs. See Note 6.
(22)The rate shown is the annualized seven-day yield as of March 31, 2025.
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
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, total non-qualifying assets at fair value represented 14.8% of the Company’s total assets calculated in accordance with the 1940 Act.
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

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle-market in the form of one stop and other senior secured loans. The Company could selectively invest in second lien and subordinated loans (including loans that rank senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) of private companies. The Company could also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and the Company’s portfolio may, but will not necessarily, initially be comprised of a greater percentage of such instruments than it will as the Company’s investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. The Company’s portfolio could also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors, LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, which is currently Golub Capital LLC (the “Administrator”).

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCRED Holdings LLC, GCRED Funding LLC, Golub Capital Private Credit Fund CLO (“2023 Issuer”), formerly GCP SG Warehouse 2022-1 (the “CLO Vehicle”), and Golub Capital Private Credit Fund CLO Depositor statutory trust in its consolidated financial statements.

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
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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

Derivative instruments: The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on derivatives” or “Net unrealized depreciation on derivatives” on a net basis across all derivative instruments when a master netting agreement is in place, not taking into account collateral posted which is recorded separately, if applicable.
The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statements of Financial Condition.
Refer to Note 5 for more information regarding the forward currency contracts.
Interest rate swaps: The Company designated interest rate swaps as the hedging instrument in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swaps is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on derivatives” or “Net unrealized depreciation on derivatives” by counterparty on a net basis across all derivative instruments when a master netting agreement is in place, not taking into account collateral posted which is recorded separately, if applicable.

Refer to Note 5 for more information regarding the interest rate swaps.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $7,684 and $17,119, respectively. For the three and six months ended March 31, 2024, the Company received Loan Origination Fees that were capitalized of $5,647 and $10,337, respectively. For the three and six months ended March 31, 2025, interest income included $3,123 and $5,861, respectively, of Discount Amortization. For the three and six months ended March 31, 2024, interest income included $2,158 and $3,763, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2025, investment income included $4,817 and $9,474, respectively, of PIK interest and the Company capitalized PIK interest of $4,817 and $9,633, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2024, investment income included $1,114 and $1,669, respectively, of PIK interest and the Company capitalized PIK interest of $1,291 and $1,884, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and six months ended March 31, 2025 as well as the three months ended March 31, 2024, fee income included no non-recurring prepayment premiums. For the six months ended March 31, 2024, fee income included $21 of non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $97,978 and $183,366, respectively. For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $43,457 and $86,314, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $108 and $214, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024, the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments. For both the three and six months ended March 31, 2025 and 2024, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

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

For the three and six months ended March 31, 2025 and 2024, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2025 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2025, the Company did not record any U.S. federal excise tax expense. For the three and six months ended March 31, 2024, $91 and $109, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2025. The Company’s tax returns for the 2023 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $26,265 and $18,999, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2025 was $1,687 and $3,174, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2024 was $464 and $868, respectively.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three and six months ended March 31, 2025, the Company amortized $528 and $1,090, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations. For the three and six months ended March 31, 2024, the Company amortized $402 and $732, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

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

The base management fee incurred for the three and six months ended March 31, 2025 was $7,055 and $13,117, respectively. The base management fee incurred for the three and six months ended March 31, 2024 was $3,063 and $5,156, respectively.

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
•100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of Pre-Incentive Fee Net Investment Income Returns that exceeds the hurdle rate but is less than 1.43% is referred to as the “catch-up” provision; and
•12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $7,074 and $12,901, respectively. For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $3,586 and $6,300, respectively.

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

For the three and six months ended March 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the three months ended March 31, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $945. For the six months ended March 31, 2025, the Company recorded an accrual of the capital gain incentive fee under GAAP of $328. For both the three and six months ended March 31, 2024, the Company recorded an accrual of the capital gain incentive fee under GAAP of $748. As of March 31, 2025 and September 30, 2024, there was $1,085 and $757, respectively, of cumulative accrual for the capital gain incentive fee under GAAP included in “Management and incentive fees payable” on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $1,268 and $762, as of March 31, 2025 and September 30, 2024, respectively, for accrued allocated shared services under the Administration Agreement.

The Investment Advisory Agreement and Administration Agreement were most recently re-approved by the Board on May 2, 2025. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $250 fixed managing dealer fee that was paid for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne by all shareholders of the Company. For the three and six months ended March 31, 2025, the Company incurred $118 and $193, respectively, of fees to the Managing Dealer. For the three and six months ended March 31, 2024, the Company incurred $50 and $100, respectively, of fees to the Managing Dealer.

The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

On May 2, 2025, the Managing Dealer Agreement was renewed and continued for an additional one-year period. The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution and servicing plan or the Managing Dealer Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Investment Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan: On May 2, 2025, the Board re-approved a distribution and servicing plan (the “Distribution and Servicing Plan”) for an additional one-year period. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S Shares, Class

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
D Shares and Class I Shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

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

For the three and six months ended March 31, 2025, the Company incurred shareholder servicing and/or distribution fees of $230 and $402, respectively, which were attributable to Class S Shares. For the three and six months ended March 31, 2024, the Company did not incur any distribution and/or shareholder servicing fees.

Expense Support and Conditional Reimbursement Agreement: The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. The Investment Adviser may elect to pay certain expenses on the Company’s behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Support Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

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

The following tables present a summary of Expense Support Payments and the related Reimbursement Payments for the six months ended March 31, 2025 and 2024:

	For the six months ended March 31, 2025
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$1,924	$885	$1,039
December 31, 2024	—	—	—
March 31, 2025	—	—	—
Total, end of period(2)	$1,924	$885	$1,039

	For the six months ended March 31, 2024
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$1,257	$885	$372
December 31, 2023	667	—	667
March 31, 2024	—	—	—
Total, end of period(2)	$1,924	$885	$1,039

(1) Reimbursement Payments to Investment Adviser are presented with associated Expense Support Payment and not in quarter of payment.
(2) Total includes cumulative Expense Support Payments and Reimbursement Payments since the Company’s commencement of operations.

Public Offering Escrow Agreement: The Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company broke escrow on April 1, 2024 and June 30, 2023 for Class S Shares and Class I Shares, respectively. If the Company begins selling Class D Shares, it will accept purchase orders and hold investors' funds in an interest-bearing escrow account for Class D Shares until we receive purchase orders pursuant to the Public Offering for at least 100 investors in Class D Shares.

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

On March 1, 2025, an affiliate of the Investment Adviser indirectly purchased $6,571 of Class I Shares through its ownership of a feeder vehicle.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator for the three and six months ended March 31, 2025 were $3,160 and $5,968, respectively. Total expenses reimbursed to the Administrator during both the three and six months ended March 31, 2024 were $230. As of March 31, 2025 and September 30, 2024, $4,326 and $3,847, respectively (which includes $1,039 of unreimbursed Expense Support Payments as of both March 31, 2025 and September 30, 2024), of reimbursable expenses were paid by the

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2025, permits the Company to borrow a maximum of $300,000 and expires on July 3, 2026. Refer to Note 7 for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of March 31, 2025 and September 30, 2024 consisted of the following:

	As of March 31, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$1,236,326	$1,235,776	$1,227,358	$728,440	$727,390	$726,380
One stop	3,680,412	3,634,807	3,658,669	2,538,097	2,498,133	2,517,780
Second lien	30,518	30,273	30,518	5,937	5,895	5,937
Subordinated debt	3,890	3,849	3,890	3,794	3,651	3,758
Equity	N/A	20,061	21,057	N/A	11,355	11,443
Total	$4,951,146	$4,924,766	$4,941,492	$3,276,268	$3,246,424	$3,265,298

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

	As of March 31, 2025		As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$815,706	16.6%	$674,460	20.8%
Midwest	839,309	17.0	604,303	18.6
Northeast	325,697	6.6	246,041	7.6
Southeast	828,233	16.8	534,585	16.5
Southwest	686,360	13.9	383,689	11.8
West	861,346	17.5	526,728	16.2
U.S. Territory	2,007	0.0 *	—	—
United Kingdom	271,358	5.5	105,696	3.3
Luxembourg	6,946	0.2	20,915	0.6
Canada	88,114	1.8	12,971	0.4
Netherlands	19,211	0.4	6,338	0.2
Finland	36,350	0.8	14,074	0.4
Germany	127,359	2.6	100,076	3.1
France	16,770	0.3	16,548	0.5
Total	$4,924,766	100.0%	$3,246,424	100.0%

Fair Value:
United States
Mid-Atlantic	$819,058	16.6%	$676,883	20.7%
Midwest	841,258	17.0	605,988	18.6
Northeast	326,650	6.6	248,152	7.6
Southeast	830,493	16.8	535,988	16.4
Southwest	687,129	13.9	383,001	11.7
West	862,175	17.5	530,262	16.2
U.S. Territory	2,010	0.0 *	—	—
United Kingdom	273,555	5.6	109,426	3.4
Luxembourg	6,870	0.1	21,176	0.6
Canada	88,153	1.8	12,700	0.4
Netherlands	19,467	0.4	6,452	0.2
Finland	37,039	0.7	14,477	0.5
Germany	130,708	2.7	103,757	3.2
France	16,927	0.3	17,036	0.5
Total	$4,941,492	100.0%	$3,265,298	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2025 and September 30, 2024 were as follows:

	As of March 31, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$54,108	1.1%	$28,584	0.9%
Air Freight & Logistics	50,366	1.0	—	—
Airlines	15,433	0.3	15,486	0.5
Auto Components	102,485	2.1	73,199	2.2
Automobiles	221,148	4.5	135,859	4.2
Banks	13,334	0.3	3,272	0.1
Beverages	40,783	0.8	15,399	0.5
Capital Markets	48,301	1.0	10,563	0.3
Chemicals	62,106	1.3	51,044	1.6
Commercial Services & Supplies	109,383	2.2	115,451	3.6
Construction & Engineering	41,822	0.9	8,182	0.2
Construction Materials	17,129	0.3	7,416	0.2
Consumer Finance	16,853	0.3	13,939	0.4
Containers & Packaging	81,379	1.7	51,470	1.6
Diversified Consumer Services	248,386	5.0	175,558	5.4
Diversified Financial Services	179,099	3.6	119,847	3.7
Electric Utilities	5,693	0.1	—	—
Electrical Equipment	25,232	0.5	498	0.0 *
Food & Staples Retailing	10,308	0.2	10,344	0.3
Food Products	49,324	1.0	41,931	1.3
Healthcare Equipment & Supplies	206,525	4.2	121,486	3.7
Healthcare Providers & Services	315,376	6.4	210,972	6.5
Healthcare Technology	264,532	5.4	147,695	4.5
Hotels, Restaurants & Leisure	225,649	4.6	154,094	4.7
Household Durables	3,478	0.1	—	—
Household Products	9,255	0.2	8,169	0.3
Industrial Conglomerates	87,516	1.8	83,539	2.6
Insurance	252,359	5.1	218,035	6.7
IT Services	183,228	3.7	148,053	4.6
Leisure Products	87,566	1.8	88,929	2.7
Life Sciences Tools & Services	51,190	1.0	51,389	1.6
Machinery	49,015	1.0	42,739	1.3
Media	22,653	0.5	12,690	0.4
Oil, Gas & Consumable Fuels	12,201	0.2	26,664	0.8
Personal Products	9,030	0.2	2,006	0.1
Pharmaceuticals	100,919	2.1	19,233	0.6
Professional Services	144,157	2.9	109,655	3.4
Real Estate Management & Development	4,923	0.1	4,946	0.2
Road & Rail	19,839	0.4	14,931	0.5
Software	1,135,984	23.1	675,350	20.8
Specialty Retail	248,402	5.0	195,718	6.0
Trading Companies & Distributors	16,137	0.3	15,945	0.5
Transportation Infrastructure	62,374	1.3	—	—
Water Utilities	19,786	0.4	16,144	0.5
Total	$4,924,766	100.0%	$3,246,424	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$53,750	1.1%	$28,599	0.9%
Air Freight & Logistics	50,824	1.0	—	—
Airlines	15,355	0.3	15,468	0.5
Auto Components	102,255	2.1	73,845	2.3
Automobiles	222,979	4.5	137,696	4.2
Banks	13,465	0.3	3,336	0.1
Beverages	39,441	0.8	14,700	0.4
Capital Markets	48,254	1.0	10,690	0.3
Chemicals	59,077	1.2	48,219	1.5
Commercial Services & Supplies	110,368	2.2	117,076	3.6
Construction & Engineering	41,726	0.8	8,207	0.3
Construction Materials	16,946	0.3	7,343	0.2
Consumer Finance	16,742	0.3	13,919	0.4
Containers & Packaging	80,739	1.6	51,741	1.6
Diversified Consumer Services	246,931	5.0	175,767	5.4
Diversified Financial Services	179,547	3.6	121,132	3.7
Electric Utilities	5,653	0.1	—	—
Electrical Equipment	25,540	0.5	509	0.0 *
Food & Staples Retailing	10,026	0.2	10,062	0.3
Food Products	49,820	1.0	42,429	1.3
Healthcare Equipment & Supplies	207,964	4.2	121,761	3.7
Healthcare Providers & Services	316,461	6.4	213,140	6.5
Healthcare Technology	266,809	5.4	149,233	4.6
Hotels, Restaurants & Leisure	226,236	4.6	154,457	4.7
Household Durables	3,384	0.1	—	—
Household Products	9,378	0.2	8,350	0.3
Industrial Conglomerates	86,967	1.8	83,621	2.5
Insurance	253,990	5.1	219,224	6.7
IT Services	184,122	3.7	149,165	4.6
Leisure Products	87,808	1.8	89,279	2.7
Life Sciences Tools & Services	51,703	1.0	51,626	1.6
Machinery	48,652	1.0	42,770	1.3
Media	22,420	0.5	12,593	0.4
Oil, Gas & Consumable Fuels	12,357	0.3	26,839	0.8
Personal Products	9,010	0.2	2,004	0.1
Pharmaceuticals	102,941	2.1	19,502	0.6
Professional Services	144,527	2.9	109,331	3.3
Real Estate Management & Development	4,877	0.1	4,823	0.1
Road & Rail	19,774	0.4	14,897	0.5
Software	1,145,275	23.2	684,549	21.0
Specialty Retail	249,627	5.1	196,498	6.0
Trading Companies & Distributors	15,506	0.3	14,784	0.5
Transportation Infrastructure	62,344	1.3	—	—
Water Utilities	19,922	0.4	16,114	0.5
Total	$4,941,492	100.0%	$3,265,298	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2025 were as follows:

As of March 31, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley Capital Services LLC	£33,200	GBP	$42,765	USD	4/15/2027	$129	$—
						$129	$—

Regions Bank	£3,500	GBP	$4,426	USD	11/16/2026	$—	$(77)
Regions Bank	€22,000	EUR	$24,053	USD	12/16/2026	—	(484)
Regions Bank	€6,400	EUR	$6,936	USD	12/24/2026	—	(204)
Regions Bank	€24,300	EUR	$27,574	USD	4/14/2027	338	—
						$338	$(765)
There were no outstanding forward currency contracts as of September 30, 2024.
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign exchange	$(1,897)	$—	$(298)	$—
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Forward currency contracts	$65,365	$—	$49,039	$—
Interest Rate Swaps

On May 8, 2024, in connection with the 2027 Tranche A Notes (as defined in Note 7) of the 2027 Notes (as defined in Note 7), the Company entered into interest rate swap agreements with Macquarie Bank Limited (“Macquarie”) and SMBC Capital Markets, Inc. (“SMBC”) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.12% and pays SMBC a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225,000 of the 2027 Tranche A Notes and (ii) receives a fixed interest rate of 7.12% and pays Macquarie a floating interest rate of three-month Term SOFR plus 2.644% on the second $75,000 of the 2027 Tranche A Notes. The interest rate swap with SMBC as counterparty terminates on September 18, 2027

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
and the interest rate swap with Macquarie as counterparty terminates on September 20, 2027. The Company designated these interest rate swaps and the 2027 Tranche A Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2027 Notes.

On September 5, 2024, in connection with the 2029 Notes (as defined in Note 7), the Company entered into interest rate swap agreements with Regions Bank (“Regions”) and Macquarie to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 6.046% and pays Regions a floating interest rate of three-month Term SOFR plus 2.7875% on the first $350,000 of the 2029 Notes and (ii) receives a fixed interest rate of 6.046% and pays Macquarie a floating interest rate of three-month Term SOFR plus 2.770% on the second $150,000 of the 2029 Notes. The interest rate swap agreements terminate on August 12, 2029. The Company designated these interest rate swaps and the 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2029 Notes.

On February 19, 2025, in connection with the 2030 Notes (as defined in Note 7), the Company entered into interest rate swap agreements with SMBC and Morgan Stanley Capital Services LLC (“Morgan Stanley”) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 5.875% and pays SMBC a floating interest rate of SOFR plus 1.727% on the first $350,000 of the 2030 Notes and (ii) receives a fixed interest rate of 5.875% and pays Morgan Stanley a floating interest rate of SOFR plus 1.745% on the second $150,000 of the 2030 Notes. The interest rate swap agreements terminate on May 1, 2030. The Company designated these interest rate swaps and the 2030 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2030 Notes.

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the three and six months ended March 31, 2025, the net unrealized gain/(loss) related to the fair value hedge was $452 and $(2,746), respectively, which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. There was no net unrealized gain/(loss) related to the fair value hedge for the three and six months ended March 31, 2024. The table below presents the components of the net unrealized gain/(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and six months ended March 31, 2025. There were no derivatives designated in a qualifying hedge accounting relationship for the three and six months ended March 31, 2024.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Hedging instruments (Interest rate swaps)	$20,680	$—	$(4,948)	$—
Hedged items (Unsecured notes)	(20,228)	—	2,202	—
Fair market value adjustments for hedge accounting recognized in interest expense	$452	$—	$(2,746)	$—

The outstanding interest rate swap contracts as of March 31, 2025 and September 30, 2024 were as follows:

As of March 31, 2025
Counterparty	Notional Amount	Maturity Date	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	$225,000	9/18/2027	$4,033	$—
SMBC Capital Markets, Inc.	350,000	5/1/2030	6,795	—
			$10,828	$—

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Regions Bank	350,000	8/12/2029	$—	$(6,488)
			$—	$(6,488)

Macquarie Bank Limited	75,000	9/20/2027	$1,260	$—
Macquarie Bank Limited	150,000	8/12/2029	—	(2,674)
			$1,260	$(2,674)

Morgan Stanley Capital Services LLC	150,000	5/1/2030	$2,787	$—
			$2,787	$—

As of September 30, 2024
Counterparty	Notional Amount	Maturity Date	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	$225,000	9/18/2027	$10,520	$—
			$10,520	$—

Regions Bank	350,000	8/12/2029	$—	$(1,963)
			$—	$(1,963)

Macquarie Bank Limited	75,000	9/20/2027	$2,351	$—
Macquarie Bank Limited	150,000	8/12/2029	—	(247)
			$2,351	$(247)

The table below presents the carrying value of the 2027 Tranche A Notes, 2029 Notes and 2030 Notes as of March 31, 2025 and September 30, 2024 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of March 31, 2025		As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2027 Tranche A Notes	$304,970	$4,970	$308,872	$8,872
2029 Notes	487,623	(7,714)	494,984	169
2030 Notes	503,863	9,582	—	—

Offsetting Derivatives

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie, SMBC, Regions and Morgan Stanley (together with Macquarie, SMBC and Regions, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over-the-counter (“OTC”) derivatives, including forward currency contracts and interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreements with Macquarie, SMBC and Regions permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of March 31, 2025, there was $2,580 of collateral pledged for derivatives included in other assets on the Consolidated Statements of Financial Condition. There was no collateral pledged for derivatives as of September 30, 2024. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2025 and September 30, 2024.

As of March 31, 2025
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Net unrealized depreciation on derivatives	$338	$(7,253)	$(6,915)	$—	$(6,915)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	10,828	—	10,828	—	10,828
Macquarie Bank Limited	Net unrealized depreciation on derivatives	1,260	(2,674)	(1,414)	1,414	—
Morgan Stanley Capital Services LLC	Net unrealized appreciation on derivatives	2,916	—	2,916	—	2,916

As of September 30, 2024
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Net unrealized depreciation on derivatives	$—	$(1,963)	$(1,963)	$—	$(1,963)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	10,520	—	10,520	—	10,520
Macquarie Bank Limited	Net unrealized appreciation on derivatives	2,351	(247)	2,104	—	2,104
(1) The actual collateral pledged could be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company could cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the six months ended March 31, 2025, certain debt investments with a fair value of $7,974 transferred from Level 3 to Level 2 of the fair value hierarchy. During the six months ended March 31, 2024, certain debt investments with a fair value of $5,651 transferred from Level 2 to Level 3 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2025, $1,071,457 and $3,870,035 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, $615,715 and $2,649,583 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of March 31, 2025 and September 30, 2024, all interest rate swaps were valued using Level 2 inputs and all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of March 31, 2025, all forward currency contracts were valued using Level 2 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2025 and September 30, 2024:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$1,071,457	$3,848,978	$4,920,435
Equity investments(1)	—	—	21,057	21,057
Money market funds(1)(2)	43,385	—	—	43,385
Forward currency contracts	—	467	—	467
Interest rate swaps	—	14,875	—	14,875
Total assets, at fair value:	$43,385	$1,086,799	$3,870,035	$5,000,219
Liabilities, at fair value:
Forward currency contracts	$—	$(765)	$—	$(765)
Interest rate swaps	—	(9,162)	—	(9,162)
Total liabilities, at fair value:	$—	$(9,927)	$—	$(9,927)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$615,715	$2,638,140	$3,253,855
Equity investments(1)	—	—	11,443	11,443
Money market funds(1)(2)	93,069	—	—	93,069
Interest rate swaps	—	12,871	—	12,871
Total assets, at fair value:	$93,069	$628,586	$2,649,583	$3,371,238
Liabilities, at fair value:
Interest rate swaps	$—	$(2,210)	$—	$(2,210)
Total liabilities, at fair value:	$—	$(2,210)	$—	$(2,210)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2025 was $15,426 and $7,078, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2024 was $5,385 and $7,105, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2025 and 2024.

	For the six months ended March 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,638,140	$11,443	$2,649,583
Net change in unrealized appreciation (depreciation) on investments	8,547	908	9,455
Net translation of investments in foreign currencies	(4,627)	—	(4,627)
Realized gain (loss) on investments	3	—	3
Realized gain (loss) on translation of investments in foreign currencies	(297)	—	(297)
Fundings of (proceeds from) revolving loans, net	10,062	—	10,062
Purchases and fundings of investments	1,338,661	8,492	1,347,153
PIK interest and non-cash dividends	9,633	214	9,847
Proceeds from principal payments and sales of portfolio investments	(148,967)	—	(148,967)
Accretion of discounts and amortization of premiums	5,797	—	5,797
Transfers out of Level 3(1)	(7,974)	—	(7,974)
Fair value, end of period	$3,848,978	$21,057	$3,870,035

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$89,962	Yield analysis	Market interest rate	8.5% - 10.0% (8.9%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (12.5x)
	65,939	Broker quotes	Broker quotes	N/A
One stop loans(2)(3)	$3,609,612	Yield analysis	Market interest rate	4.0% - 20.0% (9.3%)
		Market comparable companies	EBITDA multiples	5.4x - 38.0x (15.9x)
		Market comparable companies	Revenue multiples	1.5x - 16.0x (8.3x)
	49,057	Broker quotes	Broker quotes	N/A
Subordinated debt and second lien loans	$34,408	Yield analysis	Market interest rate	9.3% - 15.0% (10.0%)
		Market comparable companies	EBITDA multiples	10.0x - 24.0x (14.8x)
Equity(4)	$21,057	Market comparable companies	EBITDA multiples	8.5x - 23.0x (14.8x)
			Revenue multiples	1.5x - 11.6x (3.1x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $3,115,675 and $493,937 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)$12,944 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $19,371 and $1,686 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2029 Notes and 2030 Notes are based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

The following are the carrying values and fair values of the Company’s debt as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$2,279,906	$2,306,313	$1,588,492	$1,594,735
(1)As of March 31, 2025, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2027 Tranche A Notes, 2029 Notes and 2030 Notes. As of September 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2027 Tranche A Notes and 2029 Notes. See Note 5 for additional information.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2025, the Company’s asset coverage for borrowed amounts was 207.0%.

2023 Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consist of $395,500 of AAA Class A-1 Notes (the “Class A-1 Notes”), which bear interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 Notes (the “Class A-2 Notes”), which bear interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated notes, which do not bear interest (the “Subordinated 2023 Notes”). The Company indirectly retained all of the Subordinated 2023 Notes which were eliminated in consolidation. On September 9, 2024, the Company sold the previously retained Class A-2 Notes to a third party. The Class A-1 Notes and Class A-2 Notes are included in the March 31, 2025 and September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.

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

As of March 31, 2025 and September 30, 2024, there were 70 portfolio companies with total fair value of $675,293 and $688,016, respectively, securing the 2023 Notes. The pool of loans in the 2023 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2023 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of March 31, 2025 based on the last interest rate reset was 4.3%.

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2023 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$7,359	$7,737	$15,348	$15,586
Accretion of discounts on notes issued	24	—	48	—
Amortization of debt issuance costs	111	112	224	225
Total interest and other debt financing expenses	$7,494	$7,849	$15,620	$15,811
Cash paid for interest expense	$7,689	$10,834	$16,381	$10,834
Annualized average stated interest rate	6.9%	7.9%	7.1%	7.9%
Average outstanding balance	$434,000	$395,500	$434,000	$395,500

As of March 31, 2025, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1 and A-2 Notes are as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Description	Class A-1 Notes	Class A-2 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$395,500	$38,500
S&P Rating	“AAA”	“AAA”
Fitch Rating	“AAA”	“NR”
Interest Rate	SOFR + 2.40%	SOFR + 2.30%

The Investment Adviser serves as collateral manager to the 2023 Issuer and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2023 Issuer for rendering such collateral management services.

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. As of March 31, 2025, the SMBC Credit Facility allowed the Company to borrow up to $1,440,000 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions, which includes a term loan commitment of $50,000. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to $2,000,000. On November 22, 2024, the Company entered into the third amendment to the SMBC Credit Facility (the “Third SMBC Amendment”). The Third SMBC Amendment, among other things, (a) increased the total commitment facility amount from $1,115,000 to $1,240,000 through the addition of new lenders, (b) extended the maturity date to November 22, 2029, (c) reduced the applicable margin on borrowings under the SMBC Credit Facility to 0.875% for any ABR Loan (as defined in the SMBC Credit Facility) and 1.875% for any Term Benchmark Loan or RFR Loan (as defined in the SMBC Credit Facility) and (d) reduced the commitment fee on the daily unused portion of commitments to 0.35% per annum. On March 5, 2025, the Company entered into an agreement with new lenders to increase aggregate commitments under the SMBC Credit Facility from $1,240,000 to $1,440,000 through the accordion feature under the SMBC Credit Facility, which includes a term loan commitment that was increased from $37,500 to $50,000.

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

Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 0.875% or 1.875%. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars, (ii) SONIA with respect to any advances denominated in U.K. pound sterling, (iii) EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies. Borrowings under the SMBC Credit Facility in U.S. Dollars and U.K. pound sterling could also be subject to a flat credit adjustment spread of 0.10% and 0.0326%, respectively. Borrowings under the SMBC Credit Facility in Canadian Dollars could also be subject to a flat credit adjustment spread of 0.29547% for one month tenor loans and 0.32138% for three month tenor loans.
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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2025 and September 30, 2024, the Company had outstanding debt of $423,411 and $223,854, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the SMBC Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$8,311	$5,171	$13,541	$10,789
Facility fees	628	340	1,435	643
Amortization of debt issuance costs	755	352	1,369	643
Total interest and other debt financing expenses	$9,694	$5,863	$16,345	$12,075
Cash paid for interest expense	$9,027	$5,674	$15,173	$10,865
Annualized average stated interest rate(1)	6.0%	7.3%	5.8%	7.4%
Average outstanding balance	$564,783	$285,449	$464,815	$290,525

(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2027 Notes: On May 22, 2024, the Company entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance of $300,000 aggregate principal amount of 7.12% Tranche A Series 2024A Senior Notes due November 18, 2027 (the “2027 Tranche A Notes”), $100,000 aggregate principal amount of Tranche B Floating Rate Series 2024A Senior Notes due November 18, 2027 (the “2027 Tranche B Notes”), and €25,000 aggregate principal amount of Tranche C Floating Rate Series 2024A Senior Notes due November 18, 2027 (the “2027 Tranche C Notes” and, together with the 2027 Tranche A Notes and 2027 Tranche B Notes, the “2027 Notes”), to qualified institutional investors in a private placement. The 2027 Tranche A Notes bear interest at a rate equal to 7.12% per annum that is payable semi-annually on February 5 and August 5 of each year. The 2027 Tranche B Notes bear interest at a rate equal to Term SOFR plus 2.63% that is payable quarterly on February 5, May 5, August 5 and November 5 of each year. The 2027 Tranche C Notes bear interest at a rate equal to EURIBOR plus 2.29% that is payable semi-annually on February 5 and August 5 of each year.

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

On May 8, 2024, the Company entered into interest rate swap agreements on the 2027 Tranche A Notes with SMBC and Macquarie as counterparties. Under the terms of the agreement with SMBC, the Company (i) receives a fixed interest rate of 7.12% and (ii) pays SMBC a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225,000 of the 2027 Tranche A Notes. Under the terms of the agreement with Macquarie, the Company (i) receives a fixed interest rate of 7.12% and (ii) pays Macquarie a floating interest rate of three-month Term SOFR plus 2.644% on the second $75,000 of the 2027 Tranche A Notes. The Company designated these interest rate swaps and the 2027 Tranche A Notes as a qualifying fair value hedge accounting relationship. See Note 5 for more information.

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$7,448	$—	$15,060	$—
Net contractual interest rate swap expense	(89)	—	252	—
Net (gain)/loss related to fair value hedge	(307)	—	3,676	—
Amortization of debt issuance costs	418	—	873	—
Total interest and other debt financing expenses	$7,470	$—	$19,861	$—
Cash paid (received) for interest expense(1)	$15,978	$—	$15,960	$—
Annualized average interest rate swap and stated interest rate(2)	7.0%	N/A	7.2%	N/A
Average outstanding balance	$425,883	$—	$427,840	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.
(2)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2029 Notes: On September 12, 2024, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of March 31, 2025, the outstanding aggregate principal amount of the 2029 Notes was $500,000. The 2029 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029.

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

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$7,250	$—	$14,500	$—
Net contractual interest rate swap expense	1,385	—	3,552	—
Net (gain)/loss related to fair value hedge	(145)	—	(930)	—
Accretion of discounts on notes issued	258	—	522	—
Amortization of debt issuance costs	277	—	582	—
Total interest and other debt financing expenses	$9,025	$—	$18,226	$—
Cash paid (received) for interest expense(1)	$8,353	$—	$18,124	$—
Annualized average interest rate swap and stated interest rate	7.0%	N/A	7.2%	N/A
Average outstanding balance	$500,000	$—	$500,000	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2030 Notes: On February 24, 2025, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2030 Notes”). As of March 31, 2025, the outstanding aggregate principal amount of the 2030 Notes was $500,000. The 2030 Notes bear interest at a rate of 5.875% per year payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2025. The 2030 Notes mature on May 1, 2030.

The 2030 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2030 Notes. The 2030 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to all of the Company’s existing and future secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebted (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2030 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2030 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2030 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points less interest accrued to the date of redemption. If the Company redeems any 2030 Notes on or after April 1, 2030 (the date falling one month prior to the maturity date of the 2030 Notes), the redemption price for the 2030 Notes will be equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date. No sinking fund is provided for the 2030 Notes.

On February 19, 2025, the Company entered into interest rate swap agreements with SMBC and Morgan Stanley as counterparties. Under the agreement with SMBC, the Company (i) receives a fixed interest rate of 5.875% and (ii) pays SMBC a floating interest rate of SOFR plus 1.727% on the first $350,000 of the 2030 Notes. Under the agreement with Morgan Stanley, the Company (i) receives a fixed interest rate of 5.875% and (ii) pays Morgan Stanley a floating interest rate of SOFR plus 1.745% on the second $150,000 of the 2030 Notes. The Company designated these interest rate swaps and the 2030 Notes as a qualifying fair value hedge accounting relationship. See Note 5 for more information.

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2030 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$3,019	$—	$3,019	$—
Net contractual interest rate swap expense	11	—	11	—
Net (gain)/loss related to fair value hedge	—	—	—	—
Accretion of discounts on notes issued	111	—	111	—
Amortization of debt issuance costs	126	—	126	—
Total interest and other debt financing expenses	$3,267	$—	$3,267	$—
Cash paid (received) for interest expense(1)	$—	$—	$—	$—
Annualized average interest rate swap and stated interest rate	6.1%	N/A	6.1%	N/A
Average outstanding balance	$200,000	$—	$98,901	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2025, permitted the Company to borrow up to $300,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2025 was 4.2%. As of March 31, 2025 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2025 and 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$1	$—	$1
Cash paid for interest expense	—	1	—	1
Annualized average stated interest rate	N/A	4.9%	N/A	5.0%
Average outstanding balance	$—	$77	$—	$57

For the three and six months ended March 31, 2025, the average total debt outstanding was $2,124,666 and $1,925,556, respectively. For the three and six months ended March 31, 2024, the average total debt outstanding was $681,026 and $686,082, respectively.

For the three and six months ended March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, on the Company’s total debt was 7.1% and 7.4%, respectively. For both the three and six months ended March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 8.1%.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2025 is as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2023 Debt Securitization(1)	$432,990	$—	$—	$—	$432,990
SMBC Credit Facility	423,411	—	—	423,411	—
2027 Notes(2)	432,019	—	432,019	—	—
2029 Notes(1)(2)	487,623	—	—	487,623	—
2030 Notes(1)(2)	503,863	—	—	—	503,863
Total borrowings	$2,279,906	$—	$432,019	$911,034	$936,853

(1) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.
(2) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2025, the Company had outstanding commitments to fund investments totaling $1,229,650, including $283,310 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $676,610, including $174,900 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of March 31, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
	2025		2024
Per share data:(1)	Class I	Class S^^	Class I
Net asset value at beginning of period	$25.10	$25.10	$25.00
Distributions declared:(2)
From net investment income - after tax	(1.16)	(1.05)	(1.31)
Net investment income - after tax	1.07	1.08	1.31
Net realized gain (loss) on investment transactions	(0.01)	(0.00) ^	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.05	0.03	0.17
Distribution and shareholder servicing fees	—	(0.11)	—
Net asset value at end of period	$25.05	$25.05	$25.17
Total return based on net asset value per share(4)	4.67%	4.09%	6.02%
Number of common shares outstanding	93,061,716.578	4,840,168.159	41,822,979.970

	Six months ended March 31,
	2025		2024
Listed below are supplemental data and ratios to the financial highlights:	Class I	Class S^^	Class I
Ratio of net investment income - after tax to average net assets*(5)	8.56%	7.74%	10.43%
Ratio of total expenses to average net assets*(5)(6)(7)	9.73%	10.55%	9.82%
Ratio of incentive fees to average net assets(6)	0.63%	0.62%	0.85%
Ratio of excise tax to average net assets(6)	—%	—%	0.01%
Ratio of net expenses to average net assets*(5)(6)(7)	9.73%	10.55%	9.82%
Ratio of total expenses (without incentive fees) to average net assets*(5)(7)	9.10%	9.93%	8.97%
Total return based on average net asset value(5)(8)	4.39%	3.93%	6.00%
Total return based on average net asset value - annualized*(5)(8)	8.80%	7.88%	12.01%
Net assets at end of period	$2,331,309	$121,254	$1,052,745
Average debt outstanding(9)	$1,925,556	$1,925,556	$686,082
Average debt outstanding per share(9)	$22.92	$22.92	$20.78
Portfolio Turnover*(9)	11.13%	11.13%	12.54%
Asset coverage ratio(9)(10)	207.02%	207.02%	223.13%
Asset coverage ratio per unit(9)(11)	$2,070	$2,070	$2,231
Average market value per unit(9)(12):
2023 Debt Securitization	N/A	N/A	N/A
SMBC Credit Facility	N/A	N/A	N/A
2027 Notes	N/A	N/A	N/A
2029 Notes	$985	$985	N/A
2030 Notes	$1,003	$1,003	N/A
Adviser Revolver	N/A	N/A	N/A

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
(7)The calculation excludes the net effect of expense support and expense support recoupment, which represented 0.00% and 0.03% of average net assets for the six months ended March 31, 2025 and 2024, respectively.
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
(12)Not applicable because such senior securities are not registered for public trading, with the exception of the 2029 Notes and 2030 Notes. The average market value per unit calculated for the 2029 Notes and 2030 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value. The Company offers on a continuous basis up to $5.0 billion of Common Shares pursuant to the Public Offering. The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares, with, among others, different ongoing shareholder servicing and/or distribution fees. The share classes have different ongoing distribution and/or shareholder servicing fees. As of April 1, 2024, the Company had received purchase orders from greater than 100 investors for Class S Shares, and the Board authorized the release of Class S proceeds from escrow. As of such date, the Company issued and sold 814,973.864 Class S Shares, and the escrow agent released net proceeds of $20,513 to the Company as payment for such Class S Shares. If the Company begins selling Class D Shares, we will accept purchase orders and hold investors' funds in an interest-bearing escrow account for Class D Shares until we receive purchase orders pursuant to the Public Offering for at least 100 investors in Class D Shares.

The following table summarizes the Common Shares issued and net proceeds from the Public Offering during the six months ended March 31, 2025 and 2024.

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended March 31, 2025
October 1, 2024	3,715,048.849	$93,248
November 1, 2024	3,559,514.265	89,201
December 1, 2024	4,109,876.708	103,076
January 1, 2025	3,649,429.106	91,747
February 1, 2025	5,145,177.451	129,247
March 1, 2025	6,030,716.003	151,371
	26,209,762.382	$657,890

For the six months ended March 31, 2024
November 1, 2023	97,680.000	$2,442
December 1, 2023	1,094,615.081	27,442
January 1, 2024	9,936,232.788	249,101
February 1, 2024	1,705,939.025	42,683
March 1, 2024	2,456,196.864	61,552
	15,290,663.758	$383,220

	Class S
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended March 31, 2025
October 1, 2024	362,866.736	$9,108
November 1, 2024	223,271.196	5,595
December 1, 2024	198,547.367	4,980
January 1, 2025	419,296.357	10,541
February 1, 2025	300,705.861	7,553
March 1, 2025	627,888.448	15,760
	2,132,575.965	$53,537

In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Common Shares in the Public Offering during the six months ended March 31, 2025 and 2024.

	Net Offering Price Per Share
For the Month Ended	Class I	Class S
For the six months ended March 31, 2025
October 31, 2024	$25.06	$25.06
November 30, 2024	25.08	25.08
December 31, 2024	25.14	25.14
January 31, 2025	25.12	25.12
February 28, 2025	25.10	25.10
March 31, 2025	25.05	25.05

For the six months ended March 31, 2024
October 31, 2023	$25.00	$—
November 30, 2023	25.07	—
December 31, 2023	25.07	—
January 31, 2024	25.02	—
February 29, 2024	25.06	—
March 31, 2024	25.17	—

Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2025 and 2024.

Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the six months ended March 31, 2025
August 2, 2024	October 31, 2024	November 27, 2024	70,286,774.355	$0.2200	$—	$0.2200	$15,463
November 14, 2024	November 30, 2024	December 27, 2024	73,471,107.297	0.1875	—	0.1875	13,776
November 14, 2024	December 30, 2024	January 30, 2025	77,769,569.568	0.1875	0.0050	0.1925	14,971
November 14, 2024	January 31, 2025	February 27, 2025	81,622,147.624	0.1875	—	0.1875	15,305
February 3, 2025	February 28, 2025	March 28, 2025	86,802,913.346	0.1875	—	0.1875	16,276
February 3, 2025	March 31, 2025	April 29, 2025	93,061,716.578	0.1875	—	0.1875	17,449
Total dividends declared for the six months ended March 31, 2025							$93,240

For the six months ended March 31, 2024
August 3, 2023	October 31, 2023	November 29, 2023	26,194,330.889	$0.2100	$—	$0.2100	$5,501
November 17, 2023	November 30, 2023	December 29, 2023	26,353,713.391	0.2200	—	0.2200	5,798
November 17, 2023	December 30, 2023	January 30, 2024	27,513,765.783	0.2200	—	0.2200	6,053
November 17, 2023	January 31, 2024	February 28, 2024	37,521,105.819	0.2200	—	0.2200	8,255
February 2, 2024	February 29, 2024	March 29, 2024	39,279,712.403	0.2200	—	0.2200	8,641
February 2, 2024	March 31, 2024	April 29, 2024	41,822,979.970	0.2200	—	0.2200	9,201
Total dividends declared for the six months ended March 31, 2024							$43,449

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Class S
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the six months ended March 31, 2025
August 2, 2024	October 31, 2024	November 27, 2024	3,007,320.468	$0.2022	$—	$0.2022	$608
November 14, 2024	November 30, 2024	December 27, 2024	3,243,641.371	0.1697	—	0.1697	551
November 14, 2024	December 30, 2024	January 30, 2025	3,453,828.187	0.1697	0.0050	0.1747	603
November 14, 2024	January 31, 2025	February 27, 2025	3,886,006.125	0.1697	—	0.1697	660
February 3, 2025	February 28, 2025	March 28, 2025	4,196,829.365	0.1697	—	0.1697	712
February 3, 2025	March 31, 2025	April 29, 2025	4,840,168.159	0.1697	—	0.1697	822
Total dividends declared for the six months ended March 31, 2025							$3,956

(1) Distribution per share is net of shareholder servicing and/or distribution fees.
The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2025 and 2024.

Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2025
October 30, 2024	197,076.899	$25.10	$4,946
November 27, 2024	216,447.740	25.06	5,424
December 27, 2024	188,585.563	25.08	4,730
January 30, 2025	203,148.950	25.14	5,107
February 27, 2025	208,604.546	25.12	5,240
March 28, 2025	228,087.229	25.10	5,725
	1,241,950.927		$31,172

For the six months ended March 31, 2024
October 30, 2023	60,820.367	$25.00	$1,521
November 29, 2023	61,702.502	25.00	1,543
December 29, 2023	65,437.311	25.07	1,640
January 30, 2024	71,107.248	25.07	1,782
February 28, 2024	79,967.559	25.02	2,001
March 29, 2024	87,070.703	25.06	2,182
	426,105.690		$10,669

Class S
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2025
October 30, 2024	10,731.076	$25.10	$269
November 27, 2024	13,049.707	25.06	327
December 27, 2024	11,639.449	25.08	292
January 30, 2025	12,881.581	25.14	324
February 27, 2025	14,028.533	25.12	353
March 28, 2025	15,450.346	25.10	388
	77,780.692		$1,953
(1) Reflects DRIP shares issued multiplied by the unrounded amount per share.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Share Repurchase Program

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents share repurchases completed under the share repurchase program during the six months ended March 31, 2025 and 2024.

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)
For the six months ended March 31, 2025
November 1, 2024	591,629.063	0.86%	$25.10	September 30, 2024	$14,847	—
February 3, 2025	176,927.429	0.22%	25.14	December 31, 2024	4,438	—
	768,556.492				$19,285	—

For the six months ended March 31, 2024
February 1, 2024	27,300.000	0.10%	$25.07	December 31, 2023	$670	—
	27,300.000				$670	—

(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,			Six months ended March 31,
	2025		2024	2025		2024
	Class I	Class S	Class I	Class I	Class S	Class I
Earnings available to shareholders	$40,924	$1,787	$30,578	$88,449	$3,701	$49,637
Basic and diluted weighted average shares outstanding	86,980,089	4,298,524	39,473,836	80,251,878	3,755,598	33,018,349
Basic and diluted earnings per share	$0.47	$0.42	$0.77	$1.10	$0.99	$1.50

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

The Company received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective April 1, 2025
Class I	$224,425
Class S	$14,562
Approximate subscriptions effective May 1, 2025
Class I	$171,419
Class S	$4,936

On April 29, 2025, the Company issued 247,517.792 Class I Shares and 18,256.100 Class S Shares through the DRIP.

The Company repurchased 722,980.014 of its Class I Shares and 118,979.263 of its Class S Shares pursuant to the tender offer to repurchase up to 5% of its Class I Shares and Class S Shares outstanding as of December 31, 2024 that commenced on March 25, 2025 and closed on May 1, 2025.

On May 9, 2025, GCRED Funding LLC (“GCRED Funding”), a direct wholly-owned subsidiary of the Company, entered into a revolving credit and security agreement (the “BANA Credit Facility”) with the Company, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral custodian. Under the BANA Credit Facility, the lenders have agreed to extend credit to GCRED Funding in an aggregate principal amount of up to $500,000. The period during which GCRED Funding may request drawdowns under the BANA Credit Facility will continue through May 9, 2028 and will mature on May 9, 2031, the sixth anniversary of the closing date of the BANA Credit Facility. Borrowings under the BANA Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin, which is based on the composition of the portfolio and range from a floor of 1.70% per annum to 1.95% per annum.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
February 3, 2025	April 30, 2025	May 30, 2025	$0.1875
May 2, 2025	May 31, 2025	June 27, 2025	$0.1875
May 2, 2025	June 30, 2025	July 30, 2025	$0.1875
May 2, 2025	July 31, 2025	August 29, 2025	$0.1875
Class S Distributions
February 3, 2025	April 30, 2025	May 30, 2025	$0.1875
May 2, 2025	May 31, 2025	June 27, 2025	$0.1875
May 2, 2025	June 30, 2025	July 30, 2025	$0.1875
May 2, 2025	July 31, 2025	August 29, 2025	$0.1875

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
•turmoil in Ukraine, Russia and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we could also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. Our portfolio may also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of trustees (the “Board”) of which a majority of the members are independent of us, GC Advisors and its affiliates.
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
As of March 31, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of March 31, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$1,227,358	24.9%	$726,380	22.2%
One stop	3,658,669	74.0	2,517,780	77.1
Second lien	30,518	0.6	5,937	0.2
Subordinated debt	3,890	0.1	3,758	0.1
Equity	21,057	0.4	11,443	0.4
Total	$4,941,492	100.0%	$3,265,298	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2025 and September 30, 2024, one stop loans included $493.9 million and $257.8 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of March 31, 2025 and September 30, 2024, senior secured loans included $1,137.4 million and $667.3 million, respectively, of BSL loans at fair value.
As of March 31, 2025 and September 30, 2024, we had debt and equity investments in 307 and 249 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average income yield(1)*	9.7%	10.2%	9.9%	11.6%
Weighted average investment income yield(2)*	10.0%	10.5%	10.2%	12.1%
Weighted average income yield of total investments(3)*	9.7%	10.2%	9.9%	11.6%
Weighted average investment income yield of total investments(4)*	9.9%	10.5%	10.2%	12.1%

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

Recent Developments

We received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective April 1, 2025
Class I	$224.4 million
Class S	$14.6 million
Approximate subscriptions effective May 1, 2025
Class I	$171.4 million
Class S	$4.9 million

On April 29, 2025, we issued 247,517.792 Class I Shares and 18,256.100 Class S Shares through the DRIP.

We repurchased 722,980.014 of our Class I Shares and 118,979.263 of our Class S Shares pursuant to the tender offer to repurchase up to 5% of our Class I Shares and Class S Shares outstanding as of December 31, 2024 that commenced on March 25, 2025 and closed on May 1, 2025.

On May 9, 2025, GCRED Funding LLC (“GCRED Funding”), our direct wholly-owned subsidiary, entered into a revolving credit and security agreement (the “BANA Credit Facility”) with GCRED, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral custodian. Under the BANA Credit Facility, the lenders have agreed to extend credit to GCRED Funding in an aggregate principal amount of up to $500.0 million. The period during which GCRED Funding may request drawdowns under the BANA Credit Facility will continue through May 9, 2028 and will mature on May 9, 2031, the sixth anniversary of the closing date of the BANA Credit Facility. Borrowings under the BANA Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin, which is based on the composition of the portfolio and ranges from a floor of 1.70% per annum to 1.95% per annum.

On May 2, 2025, Joshua M. Levinson resigned from his position as our Chief Compliance Officer and Secretary. Mr. Levinson’s resignation was not a result of any dispute or disagreement with the Company. Mr. Levinson remains with Golub Capital and was promoted to Chief Operating Officer and Chief Legal Officer of Golub Capital in 2024.

On May 2, 2025, our Board appointed Wu-Kwan Kit as our Chief Compliance Officer and Secretary effective immediately. Ms. Kit has served as Senior BDC Counsel to Golub Capital since September 2024 and will continue in that role concurrent to her position as Chief Compliance Officer and Secretary. Prior to joining Golub Capital,

Ms. Kit was Senior Vice President and Senior Counsel at PIMCO, where she primarily supported its registered funds. Prior to this position, she worked at Van Eck Associates as Assistant General Counsel. Prior to that, Ms. Kit worked as an Associate at Schulte Roth & Zabel’s Investment Management Group. Ms. Kit earned her BA degree cum laude from the University of Pennsylvania. She received a JD from the University of Pennsylvania Law School. Ms. Kit (i) does not have a family relationship with any of the Board or other executive officers; (ii) does not have a material interest in any transaction in which we were or are a participant, since the beginning of our last fiscal year; and (iii) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with her appointment as our Chief Compliance Officer and Secretary.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
February 3, 2025	April 30, 2025	May 30, 2025	$0.1875
May 2, 2025	May 31, 2025	June 27, 2025	$0.1875
May 2, 2025	June 30, 2025	July 30, 2025	$0.1875
May 2, 2025	July 31, 2025	August 29, 2025	$0.1875
Class S Distributions
February 3, 2025	April 30, 2025	May 30, 2025	$0.1875
May 2, 2025	May 31, 2025	June 27, 2025	$0.1875
May 2, 2025	June 30, 2025	July 30, 2025	$0.1875
May 2, 2025	July 31, 2025	August 29, 2025	$0.1875

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
Consolidated operating results for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)
Interest income	$97,279	$85,469	$11,810	$182,748	$81,928	$100,820
Payment-in-kind interest income	4,817	4,657	160	9,474	1,669	7,805
Accretion of discounts and amortization of premiums	3,123	2,738	385	5,861	3,763	2,098
Non-cash dividend income	108	106	2	214	—	214
Fee income	282	277	5	559	201	358
Total investment income	105,609	93,247	12,362	198,856	87,561	111,295
Net expenses	55,370	53,908	1,462	109,278	44,318	64,960
Net investment income - before tax	50,239	39,339	10,900	89,578	43,243	46,335
Excise tax	—	—	—	—	109	(109)
Net investment income - after tax	50,239	39,339	10,900	89,578	43,134	46,444
Net realized gain (loss) on investment transactions	145	(583)	728	(438)	65	(503)
Net change in unrealized appreciation (depreciation) on investment transactions	(7,673)	10,683	(18,356)	3,010	6,438	(3,428)
Net increase in net assets resulting from operations	$42,711	$49,439	$(6,728)	$92,150	$49,637	$42,513
Average earning portfolio company investments, at fair value	$4,287,227	$3,508,554	$778,673	$3,895,891	$1,443,460	$2,452,431
Average earning preferred equity investments, at fair value	$3,536	$3,421	$115	$3,479	$—	$3,479

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

Investment Income

Investment income increased from the three months ended December 31, 2024 to the three months ended March 31, 2025 by $12.4 million, primarily due to (i) an increase in interest due to an increase in the average earning debt investments balance of $778.7 million and, to a lesser extent, (ii) an increase in discount amortization acceleration driven by increased repayments that was partially offset by declining interest base rates primarily due to the timing of resetting interest rate contracts.
Investment income increased from the six months ended March 31, 2024 to the six months ended March 31, 2025 by $111.3 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $2,452.4 million that was partially offset by declining interest base rates.
The annualized income yield by debt security type for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Senior secured	8.1%	8.6%	8.4%	10.0%
One stop	10.0%	10.5%	10.2%	11.8%
Second lien	13.2%	13.2%	13.2%	—%
Subordinated debt	11.5%	11.1%	11.3%	14.0%

The income yield on senior secured and one stop loans decreased for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 and the six months ended March 31, 2025 as compared to the six months ended March 31, 2024 primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 95.3% of our loan portfolio at fair value as of March 31, 2025 is subject to an interest rate floor. As of March 31, 2025 and September 30, 2024, the weighted average base floor of our loans was 0.62% and 0.67%, respectively.

As of March 31, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)
Interest expense and other debt financing expenses	$35,263	$34,882	$381	$70,145	$27,019	$43,126
Amortization of deferred debt issuance costs	1,687	1,487	200	3,174	868	2,306
Base management fee	7,055	6,062	993	13,117	5,156	7,961
Income incentive fee	7,074	5,827	1,247	12,901	6,300	6,601
Capital gain incentive fee accrual under GAAP	(945)	1,273	(2,218)	328	748	(420)
Professional fees	3,553	3,054	499	6,607	3,171	3,436
Administrative service fee	1,269	977	292	2,246	618	1,628
General and administrative expenses	184	174	10	358	220	138
Distribution and shareholder servicing fees	230	172	58	402	—	402
Expense support	—	—	—	—	(667)	667
Expense support recoupment	—	—	—	—	885	(885)
Net expenses	$55,370	$53,908	$1,462	$109,278	$44,318	$64,960
Average debt outstanding	$2,124,666	$1,715,667	$408,999	$1,925,556	$686,082	$1,239,474

Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased modestly by $0.6 million from the three months ended December 31, 2024 to the three months ended March 31, 2025 primarily due to increased interest expense due to an increase in average debt outstanding of $409.0 million that was partially offset by (i) lower interest base rates due to the timing of resetting interest rate contracts and (ii) $0.4 million of net unrealized gains related to the fair value hedge of the interest rate swaps on the 2027 and 2029 Notes recognized during the three months ended March 31, 2025 compared to $3.2 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2027 and 2029 Notes recognized during the three months ended December 31, 2024.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $45.4 million from the six months ended March 31, 2024 to the six months ended March 31, 2025, primarily due to increased interest expense due to an increase in average debt outstanding of $1,239 million that was partially offset by decreasing interest base rates on borrowings from our floating debt facilities. For more information about our outstanding borrowings for the six months ended March 31, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended March 31, 2025 and December 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, on our total debt was 7.1% and 7.7%, respectively. For the six months ended March 31, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, on our total debt was 7.4% and 8.1%, respectively.
The effective average interest rate decreased from the three months ended March 31, 2025 compared to the three months ended December 31, 2024 as well as the six months ended March 31, 2025 compared to the six months ended March 31, 2024 primarily due to declining interest base interest rates on our borrowings.
Management Fees
The base management fee increased as a result of an increase in average gross assets for the three months ended December 31, 2024 to the three months ended March 31, 2025 and the six months ended March 31, 2024 to the six months ended March 31, 2025.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased from the three months ended March 31, 2025 compared to the three months ended December 31, 2024 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $778.7 million. The Income Incentive Fee increased from the six months ended March 31, 2024 compared to the six months ended March 31, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $2.5 billion. For each of the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement.

As of March 31, 2025 and September 30, 2024, there was $1.1 million and $0.8 million, respectively, of capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the three months ended March 31, 2025, we recorded a reversal of capital gain incentive fee under GAAP of $0.9 million that was primarily due to $7.5 million of net unrealized and realized losses during the period. For the three months ended December 31, 2024, the accrual of capital gain incentive fee under GAAP of $1.3 million was primarily due to $10.1 million of net unrealized and realized gains recognized during the period. For the six months ended March 31, 2025, the accrual of capital gain incentive fee under GAAP of $0.3 million was primarily due to $2.6 million of net unrealized and realized gains recognized during the period. For the six months ended March 31, 2024, the accrual of capital gain incentive fee under GAAP of $0.7 million was primarily due to $6.5 million of net unrealized and realized gains recognized during the period.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2025 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

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
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.8 million from the three months ended December 31, 2024 to the three months ended March 31, 2025 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $5.2 million from the six months ended March 31, 2024 to the six months ended March 31, 2025 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2025 and December 31, 2024 were $3.2 million and $2.8 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2025 and 2024 were $6.0 million and $0.2 million, respectively.

As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities were $4.3 million and $3.8 million, respectively (which includes $1.0 million of unreimbursed Expense Support Payments as of both March 31, 2025 and September 30, 2024), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)
Net realized gain (loss) on investments	$2	$(5)	$7	$(3)	$(40)	$37
Net realized gain (loss) on foreign currency transactions	143	(578)	721	(435)	105	(540)
Net realized gain (loss) on investment transactions	$145	$(583)	$728	$(438)	$65	$(503)
Unrealized appreciation from investments	$9,686	$16,054	$(6,368)	$19,192	$10,854	$8,338
Unrealized (depreciation) from investments	(18,119)	(5,142)	(12,977)	(16,713)	(4,336)	(12,377)
Unrealized appreciation (depreciation) from forward currency contracts	(1,897)	1,599	(3,496)	(298)	—	(298)
Unrealized appreciation (depreciation) on foreign currency translation	2,657	(1,828)	4,485	829	(80)	909
Net change in unrealized appreciation (depreciation) on investment transactions	$(7,673)	$10,683	$(18,356)	$3,010	$6,438	$(3,428)

During the three months ended March 31, 2025, we had a net realized gain of $0.1 million, primarily driven by a net realized gain on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2024, we had a net realized loss of $0.6 million primarily driven by a net realized loss on the translation of foreign currency amounts and transactions into U.S. dollars.

During the six months ended March 31, 2025, we had a net realized loss of $0.4 million primarily driven by a net realized loss on the translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2024, we had a net realized gain of $0.1 million, primarily driven by a net realized gain on the translation of foreign currency amounts and transactions into U.S. dollars, which was partially offset by realized losses on the partial sale of BSL loans.

For the three months ended March 31, 2025, we had $9.7 million in unrealized appreciation on 67 portfolio company investments, which was offset by $18.1 million in unrealized depreciation on 254 portfolio company investments. For the three months ended December 31, 2024, we had $16.1 million in unrealized appreciation on 149 portfolio company investments, which was offset by $5.1 million in unrealized depreciation on 129 portfolio company investments. For the six months ended March 31, 2025, we had $19.2 million in unrealized appreciation on 118 portfolio company investments, which was offset by $16.7 million in unrealized depreciation on 203 portfolio company investments. For the six months ended March 31, 2024, we had $10.9 million in unrealized appreciation on 154 portfolio company investments, which was offset by $4.3 million in unrealized depreciation on 58 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2025 and December 31, 2024 primarily resulted from fair valuing recent originations up to or near par and solid borrower credit trends across our portfolio. Unrealized appreciation for the six months ended March 31, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the three months ended March 31, 2025 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the three months ended December 31, 2024 primarily resulted from amortization of discounts on originated loans during the year and isolated deterioration in the credit performance of certain portfolio companies. Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from amortization of discounts on originated loans during the year, isolated deterioration in the credit performance of certain portfolio companies and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from the amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2025, we experienced a net decrease in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $110.2 million. During the period, cash used in operating activities was $1,429.2 million, primarily as a result of purchases and fundings of portfolio investments of $1,877.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $224.3 million. During the same period, cash provided by financing activities was $1,319.0 million, primarily driven by borrowings on debt of $1,795.8 million and proceeds from the issuance of common shares of $711.4 million, that were partially offset by repayments of debt of $1,097.4 million and distributions paid of $60.9 million.

For the six months ended March 31, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $38.0 million. During the period, cash used in operating activities was $588.4 million, primarily as a result of purchases and fundings of portfolio investments of $748.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $93.1 million. During the same period, cash provided by financing activities was $626.4 million, primarily driven by borrowings on debt of $563.5 million and proceeds from the issuance of common shares of $383.2 million, that were partially offset by repayments of debt of $288.6 million and distributions paid of $29.1 million.

As of March 31, 2025 and September 30, 2024, we had cash and cash equivalents of $44.1 million and $170.6 million, respectively. In addition, as of March 31, 2025 and September 30, 2024, we had foreign currencies of $4.3 million and $2.6 million, respectively, and restricted cash and cash equivalents of $30.9 million and $16.4 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility, which, as of March 31, 2025, allowed us to borrow up to $1,440.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2025 and September 30, 2024, we had outstanding debt under the SMBC Credit Facility of $423.4 million and $223.9 million, respectively. As of March 31, 2025 and September 30, 2024, subject to leverage and borrowing base restrictions, we had $1,016.6 million and $891.1 million, respectively, of remaining commitments and $1,016.6 million and $677.2 million, respectively, of availability on the SMBC Credit Facility. On March 5, 2025, we entered into an agreement with new lenders to increase aggregate commitments under the SMBC Credit Facility from $1,240.0 million to $1,440.0 million through the accordion feature under the SMBC Credit Facility, which includes a term loan commitment that was increased from $37.5 million to $50.0 million.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of March 31, 2025, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of March 31, 2025 and September 30, 2024, we had no amounts outstanding under the Adviser Revolver.

Debt Securitizations
2023 Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. On September 9, 2024, we sold the previously retained Class A-2 Notes to a third party. The Class A-1 and Class A-2 Notes are included in the March 31, 2025 and September 30, 2024 Consolidated Statements of Financial Condition as our debt. The Subordinated 2023 Notes were eliminated in consolidation. As of March 31, 2025 and September 30, 2024, we had outstanding debt under the 2023 Debt Securitization of $433.0 million and $432.9 million, respectively.

2027 Notes

On May 22, 2024, we entered into a master note purchase agreement governing the issuance of the 2027 Notes. Each of the 2027 Tranche A Notes, 2027 Tranche B Notes and 2027 Tranche C Notes remained outstanding as our debt as of March 31, 2025 and September 30, 2024.

On May 8, 2024, we entered into interest rate swaps on the 2027 Tranche A Notes pursuant to which we agreed to (i) receive a fixed interest rate of 7.12% and pay a floating interest rate of three-month Term SOFR plus 2.5975% on the first $225.0 million of the 2027 Tranche A Notes and (ii) receive a fixed interest rate of 7.12% and pay a floating interest rate of three-month Term SOFR plus 2.644% on the second $75.0 million of the 2027 Tranche A Notes. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2027 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

2029 Notes

On May 12, 2024, we issued $500.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of March 31, 2025 and September 30, 2024.

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

2030 Notes

On February 24, 2025, we issued $500.0 million in aggregate principal amount of the 2030 Notes, all of which remained outstanding as our debt as of March 31, 2025.

On February 19, 2025, we entered into interest rate swaps on the 2030 Notes pursuant to which we agreed to (i) receive a fixed interest rate of 5.875% and pay a floating interest rate of SOFR plus 1.727% on the first $350.0 million of the 2030 Notes and (ii) receive a fixed interest rate of 5.875% and pay a floating interest rate of SOFR plus 1.745% on the second $150.0 million of the 2030 Notes. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2030 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 207.0% and 0.93x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 0.91x as of March 31, 2025.

As of March 31, 2025 and September 30, 2024, we had outstanding commitments to fund investments totaling $1,229.7 million and $676.6 million, respectively. As of March 31, 2025, total commitments included $283.3 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2025, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2025 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2025. As of March 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding derivatives as of March 31, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2025 and September 30, 2024, we had investments in 307 and 249 portfolio companies, respectively, with a total fair value of $4,941.5 million and $3,265.3 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended				Six months ended
	March 31, 2025		December 31, 2024		March 31, 2025		March 31, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$431,839	32.2%	$169,356	15.2%	$601,195	24.4%	$263,561	25.9%
One stop	902,029	67.4	924,570	82.5	1,826,599	74.3	753,459	74.0
Second lien	—	—	22,696	2.0	22,696	0.9	100	0.0 *
Subordinated debt	—	—	—	—	—	—	—	—
Equity	5,425	0.4	3,531	0.3	8,956	0.4	1,007	0.1
Total new investment commitments	$1,339,293	100.0%	$1,120,153	100.0%	$2,459,446	100.0%	$1,018,127	100.0%

* Represents an amount less than 0.1%

For the six months ended March 31, 2025, we had approximately $224.3 million in proceeds from principal payments and sales of portfolio investments.

For the six months ended March 31, 2024, we had approximately $93.1 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$1,236,326	$1,235,776	$1,227,358	$728,440	$727,390	$726,380
One stop	3,680,412	3,634,807	3,658,669	2,538,097	2,498,133	2,517,780
Second lien	30,518	30,273	30,518	5,937	5,895	5,937
Subordinated debt	3,890	3,849	3,890	3,794	3,651	3,758
Equity	N/A	20,061	21,057	N/A	11,355	11,443
Total	$4,951,146	$4,924,766	$4,941,492	$3,276,268	$3,246,424	$3,265,298

(1)As of March 31, 2025, $499.1 million and $499.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2024, $383.9 million and $384.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of March 31, 2025 and September 30, 2024, we had no loans on non-accrual status. As of March 31, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.4% and 99.3%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate investments and fees of middle-market (“MM”) investments originated and weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average rate of new MM investment fundings	9.7%	9.5%	9.6%	11.0%
Weighted average spread over the applicable base rate of new floating rate MM investment fundings	5.4%	5.0%	5.2%	5.7%
Weighted average fees of new MM investment fundings	0.8%	0.9%	0.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	9.0%	11.1%	9.9%	9.3%

As of March 31, 2025, 95.3% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 96.1% and 96.0% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $80.8 million and $75.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our Board review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025			As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$46,593		1.0%	$10,543	0.3%
4	4,804,789		97.2	3,169,294	97.1
3	90,110		1.8	85,461	2.6
2	0	*	0.0 ^	—	—
1	—		—	—	—
Total	$4,941,492		100.0%	$3,265,298	100.0%

* Represents an amount less than $1.
^ Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2025 and September 30, 2024.

	Average Price[1]
Category	As of March 31, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.5%	99.5%
Internal Performance Rating 3 (Performing Below Expectations)	91.8	91.7
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.4%	99.3%

(1)Includes only debt investments held as of March 31, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

Distributions

We have made and intend to make periodic regular and variable special distributions to our shareholders as determined by our Board. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed. There is no assurance we will pay distributions in any particular amount, if at all. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements included in this Quarterly Report.

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
•On July 3, 2023, we entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. As of March 31, 2025, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver.
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
•On March 1, 2025, an affiliate of the Investment Adviser indirectly purchased $6.6 million of Class I Shares through its ownership of a feeder vehicle.
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates. For further information on our significant accounting policies, see Note 2 to our consolidated financial statements included in this Quarterly Report.

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith.

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our Board, as permitted, has designated GC Advisors as the our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of the Board.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the six months ended March 31, 2025, certain debt investments with a fair value of $8.0 million transferred from Level 3 to Level 2 of the fair value hierarchy. During the six months ended March 31, 2024, certain debt investments with a fair value of $5.7 million transferred from Level 2 to Level 3 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2025, $1,071.5 million and $3,870.0 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, $615.7 million and $2,649.6 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of March 31, 2025 and September 30, 2024, all interest rate swaps were valued using Level 2 inputs and all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs. As of March 31, 2025, all forward currency contracts were valued using Level 2 inputs.

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

Valuation of Other Financial Assets and Liabilities

The fair value of the 2029 Notes and 2030 Notes are based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of our remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

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

Non-accrual loans: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2025 and September 30, 2024, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2025, we did not record any U.S. federal excise tax. For the three and six months ended March 31, 2024, we recorded $0.1 million for U.S. federal excise tax.

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

Valuation Risk. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Investment Adviser, as our Valuation Designee, subject to the oversight of our Board based on, among other things, the input of independent third-party valuation firms engaged at the direction of the Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments could fluctuate from period to period, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.62% and 0.67%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 7 of our consolidated financial statements), the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A-1 Notes and Class A-2 Notes issued in connection with the 2023 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the 2027 Tranche B Notes and 2027 Tranche C Notes have floating rate interest provisions based on SOFR and EURIBOR, respectively. We have entered into two interest rate swaps on the 2027 Tranche A Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.5975% and three-month SOFR plus a spread of 2.644%. We have entered into two interest rate swaps on the 2029 Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.7875% and three-month SOFR plus a spread of 2.770%. We have entered into two interest rate swaps on the 2030 Notes which have floating rate provisions based on SOFR plus a spread of 1.727% and SOFR plus a spread of 1.745%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(98,041)	$(43,128)	$(54,913)
Down 150 basis points	(73,738)	(32,346)	(41,392)
Down 100 basis points	(49,217)	(21,564)	(27,653)
Down 50 basis points	(24,608)	(10,782)	(13,826)
Up 50 basis points	24,608	10,782	13,826
Up 100 basis points	49,217	21,564	27,653
Up 150 basis points	73,825	32,346	41,479
Up 200 basis points	98,432	43,128	55,304

(1) Assumes applicable three-month base rate as of March 31, 2025, with the exception of SONIA and Prime that utilize the March 31, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the Adviser Revolver, the 2023 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.1	Indenture, dated as of September 12, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 13, 2024).
4.2	Second Supplemental Indenture, dated as of February 24, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 24, 2025).
4.3	Form of Global Note with respect to 5.875% notes due 2030 sold in reliance on Rule 144A under the Securities Act (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 24, 2025).
4.4	Form of Global Note with respect to 5.875% notes due 2030 sold in reliance on Regulation S under the Securities Act (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 24, 2025).
4.5	Registration Rights Agreement, dated as of February 24, 2025, by and among the Company and Wells Fargo Securities, LLC, Mizuho Securities USA LLC, Natixis Securities Americas LLC and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on February 24, 2025).
10.1	Response to Notice of Commitment Increase Request, dated as of March 5, 2025, by and among Golub Capital Private Credit Fund, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 11, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: May 15, 2025	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)