Form 10-Q
period 2025-06-30
Golub Capital Private Credit Fund
filed 2025-08-12
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 12, 2025, the Registrant had outstanding Class I and Class S common shares of beneficial interest, $0.01 par value, outstanding of 136,747,312 and 6,418,843, respectively. Common shares of beneficial interest outstanding excludes August 1, 2025 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2025	September 30, 2024
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $6,600,088 and $3,246,424, respectively)	$6,670,343	$3,265,298
Cash and cash equivalents	71,621	170,615
Foreign currencies (cost of $4,778 and $2,324, respectively)	4,750	2,620
Restricted cash and cash equivalents	27,288	16,408
Interest receivable	51,541	32,459
Receivable for investments	3,960	9,201
Deferred offering costs	1,614	2,775
Net unrealized appreciation on derivatives	19,078	12,624
Other assets	1,309	1,521
Total Assets	$6,851,504	$3,513,521
Liabilities
Debt	$3,630,493	$1,588,492
Less unamortized debt issuance costs	(32,671)	(18,999)
Debt less unamortized debt issuance costs	3,597,822	1,569,493
Other short-term borrowings	27,707	—
Interest payable	27,250	10,673
Distributions payable	22,529	15,135
Management and income incentive fees payable	18,478	10,899
Payable for investments purchased	91,208	165,315
Accrued trustee fees	201	225
Net unrealized depreciation on derivatives	15,707	1,963
Accounts payable and other liabilities	11,268	7,476
Total Liabilities	3,812,170	1,781,179
Commitments and Contingencies (Note 8)
Net Assets
Common shares, par value $0.01 per share, unlimited shares authorized, 120,725,633.899 and 69,008,371.263 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively.	1,207	690
Paid in capital in excess of par	3,024,372	1,727,522
Distributable earnings (losses)	13,755	4,130
Total Net Assets	3,039,334	1,732,342
Total Liabilities and Total Net Assets	$6,851,504	$3,513,521

Net Asset Value Per Share
Class I Shares:
Net assets	$2,888,342	$1,666,227
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	114,728,035.032	66,374,648.607
Net asset value per common share	$25.18	$25.10
Class S Shares:
Net assets	$150,992	$66,115
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	5,997,598.867	2,633,722.656
Net asset value per common share	$25.18	$25.10

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Investment income
Interest income	$136,300	$59,090	$324,909	$144,781
Payment-in-kind interest income	5,748	2,103	15,222	3,772
Dividend income	436	—	650	—
Fee income	696	150	1,255	351
Total investment income	143,180	61,343	342,036	148,904
Expenses
Interest and other debt financing expenses	52,467	19,423	125,786	47,310
Base management fee	8,873	3,968	21,990	9,124
Incentive fee	11,270	4,368	24,499	11,416
Professional fees	3,332	1,870	9,939	5,041
Administrative service fee	1,507	595	3,753	1,213
General and administrative expenses	163	102	521	322
Distribution and shareholder servicing fees
Class S	302	59	704	59
Total expenses	77,914	30,385	187,192	74,485
Expense support (Note 3)	—	—	—	(667)
Expense support recoupment (Note 3)	—	—	—	885
Net expenses	77,914	30,385	187,192	74,703
Net investment income - before tax	65,266	30,958	154,844	74,201
Excise tax	—	—	—	109
Net investment income - after tax	65,266	30,958	154,844	74,092
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	2	(567)	(1)	(607)
Foreign currency transactions	(1,457)	(385)	(1,892)	(280)
Net realized gain (loss) on investment transactions	(1,455)	(952)	(1,893)	(887)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	13,223	131	15,702	6,649
Forward currency contracts	(12,446)	—	(12,744)	—
Translation of assets and liabilities in foreign currencies	14,022	396	14,851	316
Net change in unrealized appreciation (depreciation) on investment transactions	14,799	527	17,809	6,965
Net gain (loss) on investment transactions	13,344	(425)	15,916	6,078
Net increase (decrease) in net assets resulting from operations	$78,610	$30,533	$170,760	$80,170
Per Common Share Data
Class I Shares:
Earnings available to shareholders	$75,013	$29,949	$163,462	$79,586
Basic and diluted weighted average common shares outstanding (Note 11)	108,311,465	49,746,544	89,605,075	38,574,063
Basic and diluted earnings per common share (Note 11)	$0.69	$0.60	$1.82	$2.06
Class S Shares:
Earnings available to shareholders	$3,597	$584	$7,298	$584
Basic and diluted weighted average common shares outstanding (Note 11)	5,638,955	1,098,972	4,383,384	1,098,972
Basic and diluted earnings per common share (Note 11)	$0.64	$0.53	$1.66	$0.53

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

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited) - (continued)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	69,008,371.263	$690	$1,727,522	$4,130	$1,732,342
Issuance of common shares
Class I	47,812,602.282	478	1,198,773	—	1,199,251
Class S	3,348,255.511	34	83,979	—	84,013
Repurchase of common shares, net of early repurchase deduction
Class I	(1,491,405.352)	(15)	(37,265)	—	(37,280)
Class S	(122,890.417)	(1)	(3,070)	—	(3,071)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	154,844	154,844
Net realized gain (loss) on investment transactions	—	—	—	(1,893)	(1,893)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	17,809	17,809
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	2,032,189.495	20	50,960	—	50,980
Class S	138,511.117	1	3,473	—	3,474
Distributions from distributable earnings (losses)
Class I	—	—	—	(132,787)	(132,787)
Class S	—	—	—	(5,819)	(5,819)
Distributions declared and payable
Class I	—	—	—	(21,511)	(21,511)
Class S	—	—	—	(1,018)	(1,018)
Total increase (decrease) for the nine months ended June 30, 2025	51,717,262.636	517	1,296,850	9,625	1,306,992
Balance at June 30, 2025	120,725,633.899	$1,207	$3,024,372	$13,755	$3,039,334
Balance at March 31, 2025	97,901,884.737	$979	$2,452,500	$(916)	$2,452,563
Issuance of common shares
Class I	21,602,839.900	215	541,146	—	541,361
Class S	1,215,679.546	13	30,463	—	30,476
Repurchase of common shares, net of early repurchase deduction
Class I	(726,760.014)	(7)	(18,084)	—	(18,091)
Class S	(118,979.263)	(1)	(2,974)	—	(2,975)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	65,266	65,266
Net realized gain (loss) on investment transactions	—	—	—	(1,455)	(1,455)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	14,799	14,799
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	790,238.568	8	19,800	—	19,808
Class S	60,730.425	—	1,521	—	1,521
Distributions from distributable earnings (losses)
Class I	—	—	—	(39,547)	(39,547)
Class S	—	—	—	(1,863)	(1,863)
Distributions declared and payable
Class I	—	—	—	(21,511)	(21,511)
Class S	—	—	—	(1,018)	(1,018)
Total increase (decrease) for the three months ended June 30, 2025	22,823,749.162	228	571,872	14,671	586,771
Balance at June 30, 2025	120,725,633.899	$1,207	$3,024,372	$13,755	$3,039,334
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$170,760	$80,170
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	5,305	1,576
Amortization of deferred offering costs	1,597	1,190
Amortization of discounts on issued debt securities	1,246	—
Accretion of discounts and amortization of premiums on investments	(9,747)	(5,722)
Net realized (gain) loss on investments	1	607
Net realized (gain) loss on foreign currency transactions	1,892	280
Net change in unrealized (appreciation) depreciation on investments	(15,702)	(6,649)
Net change in unrealized (appreciation) depreciation on forward currency contracts	12,744	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(14,851)	(316)
Net change in unrealized (appreciation) depreciation on interest rate swaps	2,487	232
Proceeds from (fundings of) revolving loans, net	(8,896)	(2,173)
Purchases and fundings of investments	(3,688,176)	(1,593,533)
Proceeds from principal payments and sales of portfolio investments	368,707	282,827
Payment-in-kind interest capitalized	(14,928)	(3,275)
Non-cash dividends capitalized	(649)	—
Changes in operating assets and liabilities:
Interest receivable	(19,082)	(10,648)
Receivable for investments	5,241	(112,155)
Other assets	212	(229)
Interest payable	16,577	8,519
Management and income incentive fees payable	7,579	4,308
Payable for investments purchased	(74,107)	19,776
Accrued trustee fees	(24)	(1)
Accounts payable and other liabilities	3,792	1,407
Net cash provided by (used in) operating activities	(3,248,022)	(1,333,809)
Cash flows from financing activities
Borrowings on debt	4,121,157	1,518,872
Repayments of debt	(2,110,736)	(763,717)
Proceeds from other short-term borrowings	27,707	—
Capitalized debt issuance costs	(18,977)	(8,330)
Deferred offering costs	(436)	(1,035)
Proceeds from issuance of common shares	1,283,264	707,650
Repurchased shares, net of early repurchase deduction paid	(40,351)	(670)
Distributions paid	(99,287)	(50,488)
Net cash provided by (used in) financing activities	3,162,341	1,402,282
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	(85,681)	68,473
Effect of foreign currency exchange rates	(303)	173
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	189,643	50,722
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$103,659	$119,368

Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$100,141	$36,983
Distributions declared for the period	161,135	77,022
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with dividend reinvestment plan	$54,454	$19,930
Change in distributions payable	7,394	6,604
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

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2025	September 30, 2024
Cash and cash equivalents	$71,621	$170,615
Foreign currencies (cost of $4,778 and $2,324, respectively)	4,750	2,620
Restricted cash and cash equivalents	27,288	16,408
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows(1)	$103,659	$189,643
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Bleriot US Bidco Inc.^(7)(24)	Senior secured	SF +	2.75%	(h)	7.05%		10/2030	$15,162	$15,199	0.5%	$15,214
Element Materials Technology^(7)(24)	Senior secured	SF +	3.75%	(h)	8.05%		06/2029	18,437	18,416	0.6	18,517
Kaman Corporation#(24)	Senior secured	SF +	2.75%	(h)(i)	7.05%		02/2032	914	897	—	914
Kaman Corporation#(5)(24)	Senior secured	SF +	2.75%		N/A(6)		02/2032	—	(2)	—	—
LSF11 Trinity Bidco, Inc.^	Senior secured	SF +	3.00%	(g)	7.32%		06/2030	11,835	11,861	0.4	11,894
Propulsion Newco LLC^(7)(24)	Senior secured	SF +	3.25%	(h)	7.55%		09/2029	14,201	14,214	0.5	14,254
Signia Aerospace, LLC^#	Senior secured	SF +	3.00%	(h)	7.30%		12/2031	8,286	8,285	0.3	8,339
Signia Aerospace, LLC^#	Senior secured	SF +	3.00%		N/A(6)		12/2031	—	—	—	4
SMX Technologies^#	Senior secured	SF +	4.50%	(h)	8.80%		02/2032	4,689	4,680	0.1	4,706
Transdigm, Inc.^(7)(24)	Senior secured	SF +	2.75%	(h)	7.05%		03/2030	10,447	10,448	0.3	10,497
Transdigm, Inc.^(7)(24)	Senior secured	SF +	2.75%	(h)	7.05%		08/2028	4,987	4,940	0.2	5,011
								88,958	88,938	2.9	89,350
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(h)	9.30%		11/2031	49,796	48,866	1.6	49,796
RJW Group Holdings, Inc.^(5)	One stop	SF +	5.00%		N/A(6)		11/2031	—	(34)	—	—
								49,796	48,832	1.6	49,796
Airlines
Accelya Lux Finco S.A.R.L.*(7)(17)(23)	One stop	SF +	6.00%	(h)	10.40%		12/2026	1,586	1,554	—	1,586
Brown Group Holding, LLC ^(7)(9)(24)	Senior secured	SF +	2.50%	(g)(h)	6.83%		07/2031	2,955	2,954	0.1	2,962
Brown Group Holding, LLC ^(7)(9)(24)	Senior secured	SF +	2.50%	(g)	6.83%		07/2031	1,796	1,797	0.1	1,800
KKR Apple Bidco, LLC^(24)	Senior secured	SF +	2.50%	(g)	6.83%		09/2031	9,093	9,098	0.3	9,088
								15,430	15,403	0.5	15,436
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(i)	8.97%		11/2030	4,810	4,767	0.2	4,762
Arnott, LLC^	One stop	SF +	4.75%	(i)	8.97%		11/2030	136	129	—	128
Collision SP Subco, LLC*^	One stop	SF +	4.75%	(h)	9.03%		01/2030	16,074	15,866	0.5	16,074
Collision SP Subco, LLC^	One stop	SF +	4.75%	(h)(i)	9.02%		01/2030	8,256	8,178	0.3	8,256
Collision SP Subco, LLC^(5)	One stop	SF +	4.75%		N/A(6)		01/2030	—	(35)	—	—
Collision SP Subco, LLC^	One stop	SF +	4.75%	(h)	9.03%		01/2030	1,216	1,205	—	1,216
Collision SP Subco, LLC^(5)	One stop	SF +	4.75%		N/A(6)		01/2030	—	(144)	—	—
OEConnection, LLC^	One stop	SF +	5.25%	(g)	9.58%		04/2031	40,544	40,208	1.3	40,544
OEConnection, LLC^	One stop	SF +	5.25%	(g)	9.58%		04/2031	7,074	7,012	0.2	7,074
OEConnection, LLC^(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(37)	—	—
OEConnection, LLC^(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(33)	—	—
RC Buyer, Inc.^(24)	Senior secured	SF +	3.50%	(g)	7.94%		07/2028	9,334	9,340	0.3	9,154
RealTruck Group, Inc.^(7)(24)	Senior secured	SF +	3.75%	(g)	8.19%		01/2028	10,209	10,132	0.3	9,176
Wand NewCo 3, Inc.^(7)(24)	Senior secured	SF +	2.50%	(g)	6.83%		01/2031	14,353	14,383	0.5	14,305
								112,006	110,971	3.6	110,689
Automobiles
Belron Finance US, LLC^(7)(24)	Senior secured	SF +	2.75%	(h)	7.05%		10/2031	4,987	4,987	0.2	5,016
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(h)	9.54%		06/2030	28,819	28,464	1.0	28,819
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(h)	9.56%		06/2030	2,933	2,889	0.1	2,933
Denali Midco 2, LLC^(23)	Second lien	N/A			13.00%	PIK	12/2029	24,990	24,795	0.8	24,990
Denali Midco 2, LLC*#	One stop	SF +	5.25%	(g)	9.58%		12/2028	16,886	16,573	0.6	16,886
Driven Holdings, LLC^(7)	Senior secured	SF +	3.00%	(g)	7.44%		12/2028	1,272	1,268	—	1,272
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.55%		12/2029	601	592	—	601
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.55%		12/2029	125	123	—	125
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.55%		12/2029	106	103	—	106
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.55%		12/2029	18	15	—	18
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JHCC Holdings LLC*	One stop	SF +	5.25%	(h)	9.55%				09/2027	$9,432	$9,359	0.3%	$9,432
JHCC Holdings LLC^	One stop	SF +	5.25%	(h)	9.55%				09/2027	3,791	3,759	0.1	3,791
JHCC Holdings LLC*	One stop	SF +	5.25%	(h)	9.55%				09/2027	2,584	2,578	0.1	2,584
Mavis Tire Express Services Topco, Corp.^(7)(24)	Senior secured	SF +	3.00%	(h)	7.33%				05/2028	13,152	13,173	0.4	13,162
Mister Car Wash Holdings, Inc.^(7)(24)	Senior secured	SF +	2.50%	(g)	6.83%				03/2031	12,587	12,619	0.4	12,627
National Express Wash Parent Holdco, LLC^#	One stop	SF +	5.00%	(h)	9.30%				07/2029	37,889	37,277	1.3	37,889
National Express Wash Parent Holdco, LLC^(5)	One stop	SF +	5.00%		N/A(6)				07/2029	—	(43)	—	—
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	9.24%				07/2029	13,760	13,559	0.5	13,760
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(h)	9.30%				07/2029	12,182	12,123	0.4	12,182
Paint Intermediate III, LLC^(24)	Senior secured	SF +	3.00%	(h)	7.30%				10/2031	11,970	11,955	0.4	11,895
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(g)	9.08%				06/2031	2,387	2,370	0.1	2,378
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(g)	9.07%				06/2031	186	184	—	185
Quick Quack Car Wash Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	(1)
Quick Quack Car Wash Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(24)	—	(24)
TWAS Holdings, LLC^#	One stop	SF +	6.00%	(g)	10.43%				12/2026	22,765	22,570	0.7	22,765
Yorkshire Parent, Inc.*^	One stop	SF +	5.50%	(h)	9.80%				12/2029	12,829	12,698	0.4	12,860
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(h)	9.28%				12/2029	11,999	11,944	0.4	11,999
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(h)	9.79%				12/2029	3,554	3,519	0.1	3,563
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(h)	9.80%				12/2029	738	700	—	738
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(h)	9.28%				12/2029	384	247	—	384
										252,926	250,374	8.3	252,935
Banks
Empyrean Solutions, LLC^	One stop	SF +	4.50%	(h)	8.80%				11/2031	9,959	9,913	0.3	9,959
Empyrean Solutions, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2031	—	(7)	—	—
Empyrean Solutions, LLC^(5)	One stop	SF +	4.75%		N/A(6)				11/2031	—	(18)	—	—
OSP Hamilton Purchaser, LLC*	One stop	SF +	4.75%	(h)	9.03%				12/2029	2,783	2,757	0.1	2,769
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(h)	9.01%				12/2029	1,234	1,209	0.1	1,220
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(h)	9.03%				12/2029	281	277	—	278
OSP Hamilton Purchaser, LLC^(5)	One stop	SF +	4.75%		N/A(6)				12/2029	—	(34)	—	(34)
										14,257	14,097	0.5	14,192
Beverages
Spindrift Beverage Co. Inc.^	One stop	SF +	5.25%	(h)	9.53%				02/2032	22,323	22,058	0.7	22,323
Spindrift Beverage Co. Inc.^	One stop	SF +	5.25%	(h)	9.53%				02/2032	306	255	—	306
Spindrift Beverage Co. Inc.^(5)	One stop	SF +	5.25%		N/A(6)				02/2032	—	(15)	—	—
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(g)	10.68%				12/2027	15,304	15,247	0.5	13,314
										37,933	37,545	1.2	35,943
Building Products
Beacon Roofing Supply, Inc.^(7)(24)	Senior secured	SF +	3.00%	(h)	7.30%				04/2032	1,889	1,870	0.1	1,904

Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(h)	9.55%				01/2031	23,916	23,805	0.8	23,916
BlueMatrix Holdings, LLC*	One stop	SF +	5.25%	(h)	9.55%				01/2031	10,609	10,535	0.4	10,609
BlueMatrix Holdings, LLC^(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(13)	—	—
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(h)	9.55%				01/2031	1,158	1,134	—	1,158
Edelman Financial Center, LLC^#(24)	Senior secured	SF +	3.00%	(g)	7.33%				04/2028	17,820	17,860	0.6	17,860
										53,503	53,321	1.8	53,543
Chemicals
AP Adhesives Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(89)	—	(92)
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(g)	9.07%				04/2031	367	323	—	321
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(h)	8.80%				04/2032	55,067	54,800	1.8	54,791
INEOS US Finance LLC and INEOS Finance PLC^(7)(9)(24)	Senior secured	SF +	3.25%	(g)	7.58%				02/2030	9,702	9,618	0.3	9,323
Inhance Technologies Holdings, LLC^(23)	One stop	SF +	6.50%	(h)	6.95%	cash/	4.00%	PIK	08/2025	10,541	10,541	0.3	8,749
Inhance Technologies Holdings, LLC^(23)	One stop	SF +	6.50%	(h)	6.95%	cash/	4.00%	PIK	08/2025	5,207	5,207	0.1	4,322
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Innophos Holdings, Inc.^(7)(24)	Senior secured	SF +	4.25%	(g)	8.69%	03/2029	$5,375	$5,345	0.2%	$5,403
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(g)	9.08%	03/2029	8,645	8,574	0.3	8,645
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(g)	9.08%	03/2029	42	18	—	42
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(g)	9.06%	03/2029	1,730	1,686	—	1,730
W.R. Grace & Co^(7)(24)	Senior secured	SF +	3.25%	(h)	7.55%	08/2028	16,892	16,701	0.6	16,937
Windsor Holdings III, LLC^#(7)(24)	Senior secured	SF +	2.75%	(g)	7.07%	08/2030	16,848	16,838	0.6	16,872
							130,416	129,562	4.2	127,043
Commercial Services & Supplies
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(h)	9.28%	10/2029	16,047	15,788	0.5	16,047
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(h)	9.32%	10/2029	156	147	—	156
CHA Vision Holdings, Inc.*^	One stop	SF +	5.00%	(h)	9.27%	01/2031	18,239	18,073	0.6	18,239
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(h)	9.29%	01/2031	3,587	3,533	0.1	3,587
CHA Vision Holdings, Inc.^(5)	One stop	SF +	5.00%		N/A(6)	01/2030	—	(13)	—	—
Energize Holdco, LLC^(24)	Senior secured	SF +	3.00%	(g)	7.33%	12/2028	7,960	7,993	0.3	7,953
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(h)	9.28%	09/2030	1,805	1,762	0.1	1,805
Kleinfelder Intermediate, LLC^(5)	One stop	SF +	5.00%		N/A(6)	09/2028	—	(3)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(h)	9.28%	09/2030	196	193	—	196
OMNIA Partners, LLC^(24)	Senior secured	SF +	2.75%	(h)	7.03%	07/2030	5,061	5,023	0.2	5,076
PSC Parent, Inc.^	One stop	SF +	5.25%	(g)	9.56%	04/2031	1,443	1,431	—	1,443
PSC Parent, Inc.^	One stop	SF +	5.25%	(g)	9.58%	04/2031	240	239	—	240
PSC Parent, Inc.^	One stop	SF +	5.25%	(g)	9.57%	04/2030	107	105	—	107
PSC Parent, Inc.^	One stop	SF +	5.25%	(g)	9.56%	04/2031	151	150	—	151
Radwell Parent, LLC*	One stop	SF +	5.50%	(h)	9.80%	03/2029	15,638	15,638	0.5	15,638
Radwell Parent, LLC^	One stop	SF +	5.50%	(h)	9.80%	03/2029	1,375	1,053	0.1	1,375
Thermostat Purchaser III, Inc.^	Senior secured	SF +	4.25%	(h)	8.55%	08/2028	11,955	11,937	0.4	11,995
WRE Holding Corp.^	One stop	SF +	5.00%	(i)	9.22%	07/2031	31,410	31,140	1.0	31,410
WRE Holding Corp.^	One stop	SF +	5.00%	(h)(i)	9.17%	07/2031	566	559	—	566
WRE Holding Corp.^(5)	One stop	SF +	5.00%		N/A(6)	07/2030	—	(38)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(i)	9.17%	07/2031	3,448	3,433	0.1	3,448
WRE Holding Corp.^	One stop	SF +	5.00%	(i)	9.13%	07/2031	2,078	2,069	0.1	2,078
WRE Holding Corp.^	One stop	SF +	5.00%	(i)	9.12%	07/2031	1,616	1,609	0.1	1,616
							123,078	121,821	4.1	123,126
Construction & Engineering
Belfor USA Group Inc.^	Senior secured	SF +	3.00%	(g)	7.33%	11/2030	9,884	9,868	0.3	9,909
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(h)	8.80%	05/2031	1,415	1,409	0.1	1,415
Consor Intermediate II, LLC^(5)	One stop	SF +	4.50%		N/A(6)	05/2031	—	(4)	—	—
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(h)	8.80%	05/2031	234	232	—	234
DCCM, LLC#	One stop	SF +	4.75%	(h)	9.07%	06/2032	4,040	4,020	0.1	4,020
DCCM, LLC^(5)	One stop	SF +	4.75%		N/A(6)	06/2032	—	(4)	—	(4)
DCCM, LLC^(5)	One stop	SF +	4.75%		N/A(6)	06/2032	—	(10)	—	(10)
Pike Corporation^(7)(24)	Senior secured	SF +	3.00%	(g)	7.44%	01/2028	10,515	10,492	0.4	10,592
Royal Holdco Corporation^	One stop	SF +	4.50%	(h)	8.81%	12/2030	27,794	27,532	0.9	27,794
Royal Holdco Corporation^(5)	One stop	SF +	4.50%		N/A(6)	12/2030	—	(23)	—	—
Royal Holdco Corporation^	One stop	SF +	4.50%	(h)	8.83%	12/2030	1,115	1,070	—	1,115
Service Logic Acquisition, Inc.^#	Senior secured	SF +	3.00%	(h)	7.28%	10/2027	12,887	12,907	0.4	12,920
							67,884	67,489	2.2	67,985
Construction Materials
Star Holding, LLC^(7)(24)	Senior secured	SF +	4.50%	(g)	8.83%	07/2031	17,252	17,092	0.5	16,492

Consumer Finance
Ascensus Group Holdings^#(24)	Senior secured	SF +	3.00%	(g)	7.33%	08/2028	21,174	21,153	0.7	21,241

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC ^#(24)	Senior secured	SF +	3.25%	(g)	7.69%	03/2028	6,173	6,141	0.2	6,174
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chase Intermediate*#	One stop	SF +	4.75%	(h)	9.03%				10/2028	$14,610	$14,427	0.5%	$14,610
Chase Intermediate^	One stop	SF +	4.75%	(g)	9.07%				10/2028	3,449	3,215	0.1	3,449
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%	(h)	9.02%				01/2032	28,074	28,009	0.9	28,074
Packaging Coordinators Midco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(7)	—	—
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	—
Pegasus BidCo^(7)(13)	Senior secured	SF +	3.25%	(h)	7.58%				07/2029	17,348	17,348	0.6	17,478
Technimark, LLC^	Senior secured	SF +	3.25%	(g)	7.57%				04/2031	10,770	10,741	0.3	10,830
WP Deluxe Merger Sub^(24)	Senior secured	SF +	3.50%	(h)	8.06%				05/2028	8,383	8,364	0.3	8,444
										88,807	88,238	2.9	89,059
Diversified Consumer Services
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.55%				05/2030	30,361	29,989	0.9	28,539
Any Hour, LLC^(23)	One stop	N/A			13.00%	PIK			05/2031	5,337	5,260	0.2	4,910
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.54%				05/2030	2,499	2,442	0.1	2,221
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.55%				05/2030	860	805	—	808
Apex Service Partners, LLC*^	One stop	SF +	5.00%	(h)	9.33%				10/2030	17,934	17,533	0.6	17,934
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.31%				10/2030	13,262	13,203	0.4	13,262
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.33%				10/2030	4,269	4,178	0.1	4,269
Apex Service Partners, LLC^(5)	One stop	SF +	5.00%		N/A(6)				10/2029	—	(40)	—	—
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.28%				10/2030	7,685	7,611	0.3	7,685
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.31%				10/2030	9,349	9,239	0.3	9,349
Certus Pest, Inc.^	One stop	SF +	5.00%	(h)	9.45%				08/2027	3,304	3,286	0.1	3,304
Certus Pest, Inc.*	One stop	SF +	5.00%	(h)	9.45%				08/2027	3,091	3,074	0.1	3,091
Certus Pest, Inc.*	One stop	SF +	5.00%	(h)	9.45%				08/2027	2,597	2,582	0.1	2,597
Certus Pest, Inc.*	One stop	SF +	5.00%	(h)	9.45%				08/2027	2,359	2,346	0.1	2,359
Certus Pest, Inc.*	One stop	SF +	5.00%	(h)	9.45%				08/2027	1,427	1,419	0.1	1,427
Certus Pest, Inc.*	One stop	SF +	5.00%	(h)	9.45%				08/2027	1,133	1,127	—	1,133
Certus Pest, Inc.^	One stop	SF +	5.00%	(h)	9.45%				08/2027	448	446	—	448
Certus Pest, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				08/2027	—	(36)	—	—
Certus Pest, Inc.^	One stop	SF +	5.00%	(h)	9.42%				08/2027	2,653	2,642	0.1	2,653
Certus Pest, Inc.^	One stop	SF +	5.00%	(h)	9.46%				08/2027	1,654	1,647	0.1	1,654
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(h)	8.82%				05/2030	1,941	1,916	0.1	1,941
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(h)	8.80%				05/2030	505	499	—	505
CHVAC Services Investment, LLC^(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	—
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(h)	8.80%				05/2030	252	83	—	252
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	766	760	—	766
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	222	217	—	222
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.95%				07/2029	15	14	—	15
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(h)	9.58%				06/2029	7,819	7,715	0.3	7,819
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(h)	9.55%				06/2029	899	896	—	899
Knowledge Universe Education LLC^(7)(24)	Senior secured	SF +	3.25%	(h)	7.55%				06/2030	5,970	5,991	0.2	5,980
Liminex, Inc.^	One stop	SF +	6.25%	(h)	10.68%				11/2026	10,626	10,561	0.4	10,626
Litera Bidco, LLC^	One stop	SF +	5.00%	(g)	9.33%				05/2028	28,369	28,267	0.9	28,369
Litera Bidco, LLC^	One stop	SF +	5.00%	(g)	9.33%				05/2028	11,327	11,305	0.4	11,327
Litera Bidco, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(7)	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
McAfee, LLC^(7)(24)	Senior secured	SF +	3.00%	(g)	7.32%				03/2029	4,975	4,986	0.2	4,842
Project Alpha Intermediate Holdings, Inc.^(24)	Senior secured	SF +	3.25%	(h)	7.55%				10/2030	10,137	10,167	0.3	10,196
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.90%				06/2027	7,426	7,426	0.2	7,129
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.90%				06/2027	3,807	3,807	0.1	3,655
RW AM Holdco LLC*	One stop	SF +	5.25%	(h)	9.65%				04/2028	10,097	9,861	0.3	8,481
Severin Acquisition, LLC^(23)	One stop	SF +	5.00%	(g)	7.08%	cash/	2.25%	PIK	10/2031	34,038	33,740	1.1	33,698
Severin Acquisition, LLC^	One stop	SF +	4.75%	(g)	9.08%				10/2031	1,841	1,803	0.1	1,798
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Severin Acquisition, LLC^(23)	One stop	SF +	5.00%	(g)	7.08%	cash/	2.25%	PIK	10/2031	$933	$902	—%	$863
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(i)	8.72%				02/2031	9,124	9,060	0.3	9,124
Stellar Brands, LLC^(5)	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	(6)	—	—
Virginia Green Acquisition, LLC*	One stop	SF +	5.25%	(i)	9.42%				12/2030	14,952	14,835	0.5	14,952
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(i)	9.48%				12/2030	4,188	4,110	0.1	4,188
Virginia Green Acquisition, LLC^(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(18)	—	—
										280,451	277,642	9.1	275,290
Diversified Financial Services
Apex Group Treasury, LLC^(7)(9)(24)	Senior secured	SF +	3.50%	(g)	7.82%				02/2032	10,947	10,972	0.3	10,923
Avalara, Inc.^(24)	Senior secured	SF +	3.25%	(h)	7.55%				03/2032	12,000	11,977	0.4	12,066
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(g)	9.08%				06/2031	19,434	19,208	0.6	19,483
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	4.50%		N/A(6)				06/2030	—	(53)	—	(54)
Baker Tilly Advisory Group, LP#	One stop	SF +	4.50%	(g)	8.83%				06/2031	12,548	12,486	0.4	12,422
Baker Tilly Advisory Group, LP^(5)	One stop	SF +	4.50%		N/A(6)				06/2031	—	(27)	—	(54)
BCPE Pequod Buyer^(24)	Senior secured	SF +	3.25%	(g)	7.58%				11/2031	11,596	11,568	0.4	11,629
Ceres Groupe SAS & Ceres PikCo^(7)(8)(16)	One stop	E +	5.25%	(d)	7.85%				07/2031	14,300	13,019	0.5	14,300
Ceres Groupe SAS & Ceres PikCo^(7)(8)(16)(23)	Subordinated debt	E +	8.00%	(d)	2.60%	cash/	8.00%	PIK	07/2032	4,133	3,757	0.1	4,133
Ceres Groupe SAS & Ceres PikCo^(7)(8)(16)	One stop	E +	5.25%	(d)	7.51%				07/2031	2,026	1,866	0.1	2,026
Ceres Groupe SAS & Ceres PikCo^(7)(8)(16)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corelogic, Inc.^(7)(24)	Senior secured	SF +	3.50%	(g)	7.94%				06/2028	11,938	11,875	0.4	11,832
Corsair Blade IV S.A R.L.^(7)(12)(23)	One stop	SF +	5.75%	(h)	9.76%	cash/	0.25%	PIK	12/2030	4,386	4,386	0.1	4,386
Corsair Blade IV S.A R.L.^(7)(8)(12)(23)	One stop	SN +	5.75%	(f)	9.72%	cash/	0.25%	PIK	12/2030	1,442	1,065	—	1,442
Equity Methods, LLC^#	One stop	SF +	4.75%	(h)	9.05%				04/2032	48,893	48,655	1.6	48,648
Equity Methods, LLC^(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(43)	—	(44)
Equity Methods, LLC^(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(54)	—	(56)
Evertec, Inc.^(7)	Senior secured	SF +	2.75%	(g)	7.08%				10/2030	12,450	12,396	0.4	12,528
Focus Financial Partners, LLC^#(24)	Senior secured	SF +	2.75%	(g)	7.08%				09/2031	14,840	14,752	0.5	14,825
Finastra USA, Inc.^(7)(9)	One stop	SF +	7.25%	(i)	11.43%				09/2029	20,561	20,273	0.7	20,561
Finastra USA, Inc.^(7)(9)	One stop	SF +	7.25%	(h)	11.57%				09/2029	10	9	—	10
First Eagle Investment Management#(24)	Senior secured	SF +	3.50%	(h)	7.80%				06/2032	7,978	7,858	0.3	7,848
First Eagle Investment Management#(5)	Senior secured	SF +	3.50%		N/A(6)				06/2032	—	—	—	(23)
GTCR Everest Borrower, LLC^(24)	Senior secured	SF +	2.75%	(h)	7.05%				09/2031	4,975	4,986	0.2	4,988
Higginbotham Insurance Agency, Inc.*^	One stop	SF +	4.50%	(g)	8.83%				11/2028	3,408	3,421	0.1	3,373
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.75%	(g)	9.08%				11/2028	3,080	3,058	0.1	3,065
Howden Group Holdings Limited ^#(7)(9)(24)	Senior secured	SF +	3.00%	(g)	7.33%				02/2031	20,904	20,878	0.7	20,993
Howden Group Holdings Limited ^#(7)(9)(24)	Senior secured	SF +	3.50%	(g)	7.83%				04/2030	5,843	5,809	0.2	5,882
Mariner Wealth Advisors, LLC^	Senior secured	SF +	2.50%	(h)	6.80%				12/2030	12,729	12,680	0.4	12,744
Medlar Bidco Limited^(7)(8)(18)	One stop	SN +	5.00%	(f)	9.22%				05/2032	35,952	34,564	1.2	35,952
Medlar Bidco Limited^(5)(7)(8)(18)	One stop	SN +	5.00%		N/A(6)				05/2032	—	(78)	—	—
Medlar Bidco Limited^(7)(8)(18)	One stop	E +	5.00%	(c)	7.14%				05/2032	43,968	41,913	1.4	43,968
Orion Advisor Solutions^(24)	Senior secured	SF +	3.75%	(h)	8.03%				09/2030	14,070	14,026	0.5	14,160
OSTTRA Group, Ltd.#(7)(9)(24)	Senior secured	SF +	3.50%	(h)	7.80%				06/2032	6,600	6,586	0.2	6,628
Shift4 Payments, LLC#(7)(24)	Senior secured	SF +	2.75%	(h)	7.05%				05/2032	500	499	—	504
Wealth Enhancement Group, LLC*	One stop	SF +	5.00%	(h)	9.28%				10/2028	3,791	3,786	0.1	3,791
Wealth Enhancement Group, LLC*	One stop	SF +	5.00%	(h)	9.28%				10/2028	2,734	2,730	0.1	2,734
Wealth Enhancement Group, LLC^(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(3)	—	—
Wealth Enhancement Group, LLC^	One stop	SF +	5.00%	(g)(h)	9.31%				10/2028	1,873	1,836	0.1	1,873
Zebra Buyer LLC^(24)	Senior secured	SF +	3.00%	(h)	7.32%				11/2030	8,768	8,787	0.3	8,828
										378,677	371,423	12.4	378,314
Electric Utilities
Smart Energy Systems, Inc.^(23)	One stop	SF +	7.50%	(h)(i)	8.01%	cash/	3.75%	PIK	01/2030	5,783	5,710	0.2	5,667
Smart Energy Systems, Inc.^(23)	One stop	SF +	7.50%	(i)	7.88%	cash/	3.75%	PIK	01/2030	638	629	—	613
										6,421	6,339	0.2	6,280
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(a)(h)	9.05%	12/2030	$507	$499	—%	$507
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(g)	9.06%	12/2030	7	6	—	7
Wildcat TopCo, Inc.^	One stop	SF +	4.75%	(h)	9.05%	11/2031	24,780	24,554	0.8	24,780
Wildcat TopCo, Inc.^	One stop	P +	3.75%	(a)	11.25%	11/2031	356	315	—	356
Wildcat TopCo, Inc.^(5)	One stop	SF +	5.00%		N/A(6)	11/2031	—	(20)	—	—
							25,650	25,354	0.8	25,650
Food & Staples Retailing
Eagle Parent Corp.^(24)	Senior secured	SF +	4.25%	(h)	8.55%	04/2029	7,378	7,304	0.2	7,329
Inspire International, Inc.^(7)(24)	Senior secured	SF +	2.50%	(g)	6.83%	12/2027	2,978	2,982	0.1	2,981
							10,356	10,286	0.3	10,310
Food Products
Aspire Bakeries Holdings, LLC^	Senior secured	SF +	3.50%	(g)	7.82%	12/2030	6,980	6,981	0.2	7,016
Blast Bidco Inc.^	One stop	SF +	6.00%	(h)	10.30%	10/2030	15,092	14,921	0.5	15,092
Blast Bidco Inc.^(5)	One stop	SF +	6.00%		N/A(6)	10/2029	—	(19)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(h)(i)	9.01%	08/2030	10,632	10,542	0.3	10,632
Eagle Family Foods Group, LLC^(5)	One stop	SF +	5.00%		N/A(6)	08/2030	—	(11)	—	—
Louisiana Fish Fry Products, Ltd.#	One stop	SF +	6.25%	(h)	10.70%	07/2027	8,736	8,466	0.3	8,648
MIC GLEN LLC^(24)	Senior secured	SF +	3.25%	(g)	7.58%	07/2028	19,808	19,834	0.7	19,926
Zullas, L.C.^(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(4)	—	(4)
Zullas, L.C.^	One stop	SF +	4.75%	(h)	9.07%	06/2031	2,992	2,977	0.1	2,977
Zullas, L.C.^(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(15)	—	(15)
							64,240	63,672	2.1	64,272
Healthcare Equipment & Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(g)	10.18%	08/2029	11,455	11,375	0.4	11,455
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.18%	08/2029	7,732	7,671	0.3	7,732
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(g)	10.18%	08/2029	3,696	3,670	0.1	3,696
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.18%	08/2029	5,467	5,424	0.2	5,467
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.18%	08/2029	5,555	5,511	0.2	5,555
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.18%	08/2029	4,787	4,749	0.2	4,787
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.18%	08/2029	4,222	4,189	0.1	4,222
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.18%	08/2029	12,562	12,518	0.4	12,562
Blue River Pet Care, LLC^(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(129)	—	—
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.17%	08/2029	1,388	1,383	—	1,388
CCSL Holdings, LLC*^(7)	One stop	SF +	5.75%	(g)	10.08%	12/2028	11,635	11,491	0.4	11,635
CCSL Holdings, LLC^(7)(8)	One stop	E +	5.75%	(b)	7.68%	12/2028	28,442	26,131	0.9	28,442
CCSL Holdings, LLC^(7)(8)	One stop	E +	5.75%	(b)	7.68%	12/2028	5,572	4,931	0.2	5,572
CCSL Holdings, LLC^(7)	One stop	SF +	5.75%	(g)	10.08%	12/2028	6,839	6,807	0.2	6,839
CCSL Holdings, LLC^(7)	One stop	SF +	5.75%	(g)	10.08%	12/2028	5,443	5,417	0.2	5,443
CMI Parent Inc.*^	One stop	SF +	5.00%	(g)	9.33%	12/2026	18,264	18,207	0.6	18,264
CMI Parent Inc.*	One stop	SF +	5.00%	(g)	9.33%	12/2026	6,704	6,699	0.2	6,704
Confluent Medical Technologies, Inc.^	Senior secured	SF +	3.25%	(h)	7.55%	02/2029	6,413	6,403	0.2	6,426
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(h)	9.83%	06/2031	40,550	40,208	1.3	40,550
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(h)	9.81%	05/2030	267	231	—	267
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(h)	9.80%	06/2031	7,845	7,711	0.3	7,845
NSM Top Holdings Corp.^#	Senior secured	SF +	4.75%	(g)	9.15%	05/2029	3,392	3,384	0.1	3,416
Precision Medicine Group, LLC^(24)	Senior secured	SF +	3.00%	(g)	7.43%	11/2027	9,489	9,457	0.3	9,496
Resonetics, LLC^#(24)	Senior secured	SF +	3.25%	(h)	7.57%	06/2031	23,117	23,147	0.8	23,160
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(g)	8.83%	12/2029	1,637	1,637	0.1	1,637
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%		N/A(6)	12/2029	—	—	—	—
TIDI Legacy Products, Inc.^	One stop	SF +	5.00%		N/A(6)	12/2029	—	—	—	—
YI, LLC*	One stop	SF +	5.75%	(g)	10.06%	12/2029	6,112	6,022	0.2	6,051
YI, LLC^(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(17)	—	(12)
							238,585	234,227	7.9	238,599
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Agiliti Health, Inc.^(24)	Senior secured	SF +	3.00%	(h)(i)	7.24%				05/2030	$9,894	$9,810	0.3%	$9,604
AHP Health Partners, Inc. ^(7)(24)	Senior secured	SF +	2.75%	(g)	7.08%				08/2028	2,842	2,848	0.1	2,855
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(h)	10.43%				03/2027	11,608	11,580	0.4	11,608
Bamboo US Bidco LLC*	One stop	SF +	5.25%	(h)	9.53%				09/2030	8,026	7,855	0.3	8,026
Bamboo US Bidco LLC^(7)(8)	One stop	E +	5.25%	(c)	7.44%				09/2030	5,883	5,153	0.2	5,883
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(h)	9.53%				09/2030	1,228	1,223	—	1,228
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(h)	9.58%				09/2030	122	116	—	122
Bamboo US Bidco LLC^	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC^(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(37)	—	—
Benefit Plan Administrators of Eau Claire, LLC^#	One stop	SF +	5.00%	(h)	9.29%				11/2030	58,924	58,578	1.9	58,924
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(h)	9.29%				11/2030	13,176	13,103	0.4	13,176
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(12)	—	—
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(41)	—	—
BHG Holdings, LLC^#	One stop	SF +	5.50%	(g)	9.83%				04/2032	103,236	102,358	3.4	102,333
BHG Holdings, LLC^(5)	One stop	SF +	5.50%		N/A(6)				04/2032	—	(111)	—	(114)
BHG Holdings, LLC^(5)	One stop	SF +	5.50%		N/A(6)				04/2032	—	(251)	—	(258)
Cotiviti^(24)	Senior secured	SF +	2.75%	(g)	7.07%				05/2031	12,357	12,367	0.4	12,314
Cotiviti#(24)	Senior secured	SF +	2.75%	(g)	7.07%				03/2032	3,000	2,971	0.1	2,989
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(9)	One stop	SF +	5.25%	(i)	9.54%				04/2031	23,296	22,908	0.8	23,296
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(8)(9)	One stop	SN +	5.25%	(f)	9.47%				04/2031	14,814	13,327	0.5	14,814
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(44)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(9)	One stop	SF +	5.25%	(i)	9.54%				10/2030	851	784	—	851
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(8)(9)	One stop	SN +	5.25%	(f)	9.47%				04/2031	167	164	—	167
Electron BidCo, Inc. ^(24)	Senior secured	SF +	2.75%	(g)	7.08%				11/2028	10,406	10,364	0.3	10,444
Hanger, Inc.^(24)	Senior secured	SF +	3.50%	(g)	7.83%				10/2031	8,727	8,732	0.3	8,752
Hanger, Inc.^(24)	Senior secured	SF +	3.50%	(g)	7.83%				10/2031	169	169	—	172
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(g)	8.58%				11/2031	26,953	26,829	0.9	26,953
LOV Acquisition LLC^(5)	Senior secured	SF +	4.25%		N/A(6)				11/2031	—	(13)	—	—
Mamba Purchaser, Inc.^#(24)	Senior secured	SF +	2.75%	(g)	7.08%				10/2028	21,833	21,845	0.7	21,849
New Look Corporation and New Look Vision Group Inc. ^(7)(8)(10)(23)	One stop	CA +	5.50%	(j)	6.50%	cash/	2.00%	PIK	05/2028	11,106	11,076	0.4	11,106
Pharmerica^(24)	Senior secured	SF +	2.50%	(g)	6.83%				02/2031	12,341	12,270	0.4	12,396
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	5.75%	(h)	10.08%				01/2027	19,519	19,489	0.6	19,519
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.08%				01/2027	17,200	17,143	0.6	17,200
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.08%				01/2027	8,408	8,357	0.3	8,408
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.08%				01/2027	1,753	1,747	0.1	1,753
Pinnacle Treatment Centers, Inc.^	One stop	P +	4.50%	(a)	12.00%				01/2027	1,643	1,622	0.1	1,643
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.08%				01/2027	1,087	1,084	—	1,087
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	10.08%				01/2027	822	820	—	822
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(h)	10.08%				08/2029	4,950	4,883	0.2	4,950
PPV Intermediate Holdings, LLC^	One stop	SF +	5.25%	(h)	9.58%				08/2029	4,483	4,416	0.1	4,483
Premise Health Holding Corp.^	One stop	SF +	5.25%	(h)	9.55%				03/2031	29,387	29,030	1.0	29,387
Premise Health Holding Corp.^	One stop	SF +	5.25%	(g)	9.57%				03/2030	229	189	—	229
Southern Veterinary Partners, LLC^#(24)	Senior secured	SF +	3.25%	(h)	7.53%				12/2031	18,467	18,541	0.6	18,510
										468,907	463,242	15.4	467,481
Healthcare Technology
Amberfield Acquisition Co.*	One stop	SF +	5.50%	(h)	9.80%				05/2030	2,180	2,163	0.1	2,180
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(h)	9.80%				05/2030	54	51	—	54
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Amberfield Acquisition Co.^(5)	One stop	SF +	5.50%		N/A(6)				05/2030	$—	$(1)	—%	$—
Athenahealth, Inc.^(7)(24)	Senior secured	SF +	2.75%	(g)	7.08%				02/2029	12,765	12,685	0.4	12,766
ESO Solution, Inc.^	One stop	SF +	6.75%	(h)	11.09%				05/2027	5,250	5,222	0.2	5,250
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(h)	9.05%				12/2031	75,853	75,149	2.5	75,853
GHX Ultimate Parent Corporation^(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(65)	—	—
Imprivata, Inc.^(24)	Senior secured	SF +	3.00%	(h)	7.32%				12/2027	20,001	19,983	0.6	20,116
Kona Buyer, LLC^	One stop	SF +	4.50%	(h)	8.78%				07/2031	13,124	13,010	0.4	13,058
Kona Buyer, LLC^	One stop	SF +	4.50%	(h)	8.78%				07/2031	770	770	—	766
Kona Buyer, LLC^(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(13)	—	(8)
Kona Buyer, LLC^	One stop	SF +	4.50%	(h)	8.80%				07/2031	217	216	—	216
Kona Buyer, LLC^(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(19)
Kona Buyer, LLC^(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(13)
Kona Buyer, LLC^(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(2)
Kona Buyer, LLC^(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(14)
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.75%	(f)	9.97%				02/2031	13,312	12,085	0.4	13,179
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.75%	(f)	9.97%				02/2031	11,055	10,428	0.4	10,878
Lacker Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(36)	—	(30)
Mediware Information Systems, Inc.^#(24)	Senior secured	SF +	3.00%	(g)	7.44%				03/2028	19,405	19,375	0.6	19,450
Modernizing Medicine, Inc.^(23)	One stop	SF +	5.25%	(h)	6.80%	cash/	2.75%	PIK	04/2032	126,432	125,204	4.1	125,168
Modernizing Medicine, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(115)	—	(118)
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(h)	8.80%				09/2030	5,561	5,474	0.2	5,561
Neptune Holdings, Inc.^	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.^#(23)	One stop	SF +	4.95%	(g)	6.83%	cash/	2.45%	PIK	08/2031	58,059	57,561	1.9	58,059
Netsmart Technologies, Inc.^(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(68)	—	—
Netsmart Technologies, Inc.^(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(33)	—	—
PointClickCare Technologies, Inc.^(7)(10)(24)	Senior secured	SF +	3.25%	(i)	7.42%				11/2031	19,915	19,915	0.7	20,027
Stratose Intermediate Holdings II, LLC^(24)	Senior secured	SF +	3.25%	(g)	7.58%				11/2031	4,975	4,967	0.2	4,955
Stratose Intermediate Holdings II, LLC^(24)	Senior secured	SF +	2.75%	(g)	7.08%				09/2029	1,993	1,998	0.1	1,983
Tebra Technologies, Inc.^(23)	One stop	SF +	8.00%	(h)	8.95%	cash/	3.50%	PIK	08/2025	11,105	11,105	0.4	11,216
										402,026	397,030	13.2	400,531
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(h)	9.30%				08/2027	9,798	9,750	0.3	9,798
BJH Holdings III Corp.^	One stop	SF +	5.00%	(h)	9.30%				08/2027	5,328	5,269	0.2	5,328
Crumbl Enterprises, LLC^#	One stop	SF +	4.50%	(h)	8.83%				05/2032	115,778	115,213	3.8	115,199
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(h)	8.83%				05/2032	1,505	1,460	0.1	1,459
Fertitta Entertainment, LLC^(24)	Senior secured	SF +	3.50%	(g)	7.83%				01/2029	15,841	15,719	0.5	15,842
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(h)	10.32%				11/2029	2,600	2,569	0.1	2,600
GFP Atlantic Holdco 2, LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(35)	—	—
Health Buyer, LLC*	Senior secured	SF +	5.25%	(h)	9.55%				04/2029	4,900	4,836	0.2	4,900
Health Buyer, LLC^	Senior secured	SF +	5.50%	(h)	9.80%				04/2029	398	394	—	398
PB Group Holdings, LLC^(23)	One stop	SF +	5.50%	(g)	7.08%	cash/	2.75%	PIK	08/2030	33,116	32,977	1.1	33,116
PB Group Holdings, LLC^	One stop	SF +	5.00%	(g)	9.33%				08/2030	454	437	—	454
QSR Acquisition Co.^	One stop	SF +	4.25%	(h)	8.57%				06/2032	15,254	15,197	0.5	15,197
QSR Acquisition Co.^(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(5)	—	(5)
QSR Acquisition Co.^(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(13)	—	(13)
Rooster BidCo Limited^(7)(8)(9)	One stop	SN +	5.00%	(f)	9.22%				03/2032	45,633	42,622	1.5	45,633
Rooster BidCo Limited^(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				03/2032	—	—	—	—
Rooster BidCo Limited^(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				03/2032	—	(221)	—	—
Scientific Games Holdings LP^#(24)	Senior secured	SF +	3.00%	(h)	7.28%				04/2029	15,004	14,969	0.5	15,008
SDC Holdco, LLC*^	One stop	SF +	4.75%	(h)	9.05%				06/2031	41,351	41,174	1.4	41,351
SDC Holdco, LLC^(23)	Second lien	SF +	8.50%	(h)	12.80%	PIK			06/2032	6,537	6,499	0.2	6,537
SDC Holdco, LLC^(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(16)	—	—
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(h)	9.05%				11/2027	22,680	22,639	0.8	22,680
SSRG Holdings, LLC^	One stop	SF +	4.75%	(h)	9.05%				11/2027	10,137	10,100	0.3	10,137
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
SSRG Holdings, LLC^	One stop	SF +	4.75%	(h)	9.05%		11/2027	$979	$976	—%	$979
Tacala LLC^#(24)	Senior secured	SF +	3.50%	(g)	7.83%		01/2031	19,550	19,566	0.6	19,670
Super REGO, LLC^(23)	Subordinated debt	N/A			15.00%	PIK	03/2030	36	35	—	36
YE Brands Holding, LLC*	One stop	SF +	4.75%	(h)	9.05%		10/2027	6,284	6,243	0.2	6,284
YE Brands Holding, LLC^	One stop	SF +	4.75%	(h)	9.05%		10/2027	833	825	—	833
YE Brands Holding, LLC^	One stop	SF +	4.75%		N/A(6)		10/2027	—	—	—	—
								373,996	369,179	12.3	373,421
Household Durables
Groundworks, LLC^(24)	Senior secured	SF +	3.00%	(g)	7.32%		03/2031	3,352	3,367	0.1	3,355
Groundworks, LLC^(24)	Senior secured	SF +	3.00%	(g)	7.32%		03/2031	99	102	—	99
								3,451	3,469	0.1	3,454
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(h)	9.05%		04/2032	21,573	21,469	0.7	21,466
WU Holdco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)		04/2032	—	(8)	—	(8)
WU Holdco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)		04/2032	—	(13)	—	(26)
								21,573	21,448	0.7	21,432
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(h)	9.15%		04/2026	6,672	6,636	0.2	6,606
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(h)	9.15%		04/2026	4,337	4,314	0.2	4,294
CPM Holdings, Inc.^#(24)	Senior secured	SF +	4.50%	(g)	8.82%		09/2028	3,985	3,937	0.1	3,909
EAB Global, Inc. ^(24)	Senior secured	SF +	3.00%	(g)	7.33%		08/2030	13,531	13,524	0.5	13,311
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(h)	9.28%		06/2031	40,923	40,574	1.3	40,514
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(h)	9.33%		06/2030	602	560	—	564
Essential Services Holdings Corporation^(5)	One stop	SF +	5.00%		N/A(6)		06/2031	—	(34)	—	(80)
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.25%	(b)	7.18%		08/2029	16,122	14,838	0.5	16,122
Excelitas Technologies Corp.^(5)	One stop	SF +	5.25%		N/A(6)		08/2029	—	(15)	—	—
Madison IAQ LLC^(7)(24)	Senior secured	SF +	2.50%	(i)	6.61%		06/2028	4,893	4,893	0.2	4,902
								91,065	89,227	3.0	90,142
Insurance
Acrisure, LLC^(24)	Senior secured	SF +	3.00%	(g)	7.33%		11/2030	19,835	19,751	0.6	19,811
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.65%		07/2027	7,700	7,661	0.2	7,700
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.65%		07/2027	3,497	3,479	0.1	3,497
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.65%		07/2027	3,087	3,071	0.1	3,087
AssuredPartners Capital, Inc.^(7)(24)	Senior secured	SF +	3.50%	(g)	7.83%		02/2031	26,306	26,349	0.9	26,401
Bellwether Buyer, LLC^(5)	One stop	SF +	4.50%		N/A(6)		04/2032	—	(48)	—	(25)
Bellwether Buyer, LLC^#	One stop	SF +	4.50%	(g)	8.81%		04/2032	47,769	47,537	1.6	47,649
Bellwether Buyer, LLC^(5)	One stop	SF +	4.50%		N/A(6)		04/2032	—	(60)	—	(62)
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(h)	9.78%		03/2028	7,826	7,720	0.3	7,826
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(h)	9.83%		03/2028	5,262	5,262	0.2	5,262
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(h)	9.82%		03/2028	6,477	6,372	0.2	6,477
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(h)	9.80%		03/2028	1,349	1,343	—	1,349
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(g)	8.83%		07/2029	16,934	16,934	0.6	16,934
Captive Resources Midco, LLC^	One stop	SF +	4.50%		N/A(6)		07/2028	—	—	—	—
Compass Investors, Inc. ^(24)	Senior secured	SF +	2.25%	(h)	6.55%		11/2029	4,910	4,917	0.2	4,908
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.55%		12/2030	10,648	10,565	0.4	10,648
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.55%		12/2030	10,031	9,951	0.3	10,031
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.55%		12/2029	278	260	—	278
Doxa Insurance Holdings LLC^(5)	One stop	SF +	5.00%		N/A(6)		12/2030	—	(143)	—	—
Galway Borrower LLC*	One stop	SF +	4.50%	(h)	8.80%		09/2028	4,873	4,783	0.2	4,873
Gimlet Bidco GMBH^(7)(8)(15)	One stop	E +	5.75%	(c)	7.94%		04/2031	1,767	1,571	0.1	1,767
Gimlet Bidco GMBH^(7)(8)(15)	One stop	E +	5.75%	(b)(c)	7.90%		04/2031	501	454	—	501
Hub International Limited^(7)(24)	Senior secured	SF +	2.50%	(h)	6.77%		06/2030	9,029	9,048	0.3	9,066
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(g)	9.08%		07/2030	6,840	6,791	0.2	6,840
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	4.75%		N/A(6)		07/2029	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrated Specialty Coverages, LLC^(5)	One stop	SF +	4.75%		N/A(6)				07/2030	$—	$(8)	—%	$—
Integrity Marketing Acquisition, LLC*^	One stop	SF +	5.00%	(h)	9.33%				08/2028	27,461	27,246	0.9	27,461
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(3)	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(5)	—	—
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(h)	9.95%				06/2028	19,708	19,529	0.6	19,708
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(h)	9.95%				06/2028	7,805	7,605	0.3	7,805
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(h)	9.95%				06/2028	35	34	—	35
Majesco*^	One stop	SF +	4.75%	(h)	9.05%				09/2028	44,616	44,578	1.5	44,616
Majesco^(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(2)	—	—
MRH Trowe Germany GMBH^(5)(7)(8)(15)	One stop	E +	5.00%		N/A(6)				11/2031	—	(27)	—	(29)
MRH Trowe Germany GMBH^(7)(8)(15)	One stop	E +	5.00%	(c)	7.14%				08/2025	65,249	61,331	2.1	64,923
MRH Trowe Germany GMBH^(5)(7)(8)(15)	One stop	E +	5.00%		N/A(6)				05/2032	—	—	—	(109)
Oakbridge Insurance Agency LLC*^	One stop	SF +	5.75%	(g)	10.06%				11/2029	6,546	6,499	0.2	6,563
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(g)	10.06%				11/2029	2,724	2,701	0.1	2,732
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(g)	10.06%				11/2029	75	68	—	75
Oakbridge Insurance Agency LLC^(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(34)	—	(68)
OneDigital Borrower LLC^(24)	Senior secured	SF +	3.00%	(g)	7.33%				07/2031	13,422	13,439	0.4	13,418
Truist Insurance Holdings, LLC^#(7)(24)	Senior secured	SF +	2.75%	(h)	7.05%				05/2031	6,677	6,669	0.2	6,689
Wasabi Lower Holdco, LLC^(5)	Senior secured	SF +	4.50%		N/A(6)				06/2032	—	(23)	—	(23)
Wasabi Lower Holdco, LLC^	Senior secured	SF +	4.50%	(h)	8.80%				06/2032	6,950	6,858	0.2	6,857
World Insurance Associates, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(73)	—	—
World Insurance Associates, LLC^(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(10)	—	—
										396,187	389,939	13.0	395,471
IT Services
Acquia, Inc.^	One stop	SF +	7.00%	(h)	11.41%				10/2026	9,956	9,933	0.3	9,956
CE Intermediate I, LLC^#	Senior secured	SF +	3.00%	(h)	7.45%				03/2032	7,962	7,925	0.3	7,973
Dcert Buyer, Inc.^(24)	Senior secured	SF +	4.00%	(g)	8.33%				10/2026	9,089	8,988	0.3	9,023
Delinea Inc.^	One stop	SF +	5.75%	(h)	10.20%				03/2028	32,755	32,532	1.1	32,755
Delinea Inc.*	One stop	SF +	5.75%	(h)	10.20%				03/2028	8,793	8,592	0.3	8,793
Delinea Inc.*	One stop	SF +	5.75%	(h)	10.20%				03/2028	4,808	4,698	0.2	4,808
E2open, LLC^(7)(24)	Senior secured	SF +	3.50%	(g)	7.94%				02/2028	15,975	15,983	0.5	16,050
LEIA FINCO US^(7)(9)(24)	Senior secured	SF +	3.25%	(h)	7.46%				10/2031	11,970	11,897	0.4	11,995
Maverick Bidco Inc.^	Senior secured	SF +	3.75%	(h)	8.18%				05/2028	4,974	4,974	0.2	4,998
Maverick Bidco Inc.^	Senior secured	SF +	4.75%	(h)	9.13%				05/2028	37,155	37,155	1.2	37,155
Maverick Bidco Inc.^	Senior secured	SF +	5.00%	(h)	9.38%				05/2028	56,515	56,515	1.8	56,515
Netwrix Corporation*	One stop	SF +	4.75%	(h)	9.08%				06/2029	8,644	8,529	0.3	8,644
Particle Investments^	Senior secured	SF +	3.75%	(g)	8.08%				03/2031	2,992	2,992	0.1	3,015
PDQ Intermediate, Inc.^(23)	Subordinated debt	N/A			13.75%	PIK			10/2031	63	62	—	63
ReliaQuest Holdings, LLC^(23)	One stop	SF +	6.00%	(h)	7.03%	cash/	3.25%	PIK	04/2031	41,119	40,856	1.3	40,914
ReliaQuest Holdings, LLC^(5)	One stop	SF +	6.00%		N/A(6)				04/2031	—	(23)	—	(17)
ReliaQuest Holdings, LLC^(5)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(50)	—	(49)
ReliaQuest Holdings, LLC^(23)	One stop	SF +	6.00%	(h)	7.03%	cash/	3.25%	PIK	04/2031	56,892	56,617	1.9	56,607
Saturn Borrower Inc.*	One stop	SF +	6.00%	(h)	10.30%				11/2028	8,190	7,929	0.3	8,190
Saturn Borrower Inc.^	One stop	SF +	6.00%	(g)	10.32%				11/2028	96	83	—	96
UKG Inc.^(24)	Senior secured	SF +	3.00%	(g)	7.31%				02/2031	25,375	25,286	0.8	25,500
VS Buyer, LLC^	Senior secured	SF +	2.75%	(h)	7.02%				04/2031	11,940	11,948	0.4	12,015
WPEngine, Inc.^	One stop	SF +	5.75%	(h)	10.07%				08/2029	953	939	—	953
WPEngine, Inc.^	One stop	SF +	5.75%		N/A(6)				08/2029	—	—	—	—
										356,216	354,360	11.7	355,952
Leisure Products
Cast & Crew Payroll, LLC^(24)	Senior secured	SF +	3.75%	(g)	8.08%				12/2028	5,440	5,457	0.2	5,156
Crunch Holdings, LLC#	One stop	SF +	4.75%	(g)	9.06%				09/2031	17,647	17,603	0.6	17,603
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Crunch Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)	09/2031	$—	$(6)	—%	$(6)
EP Purchaser, LLC^(24)	Senior secured	SF +	3.50%	(h)	8.06%	11/2028	4,914	4,892	0.1	4,839
Movement Holdings, LLC*^(7)(9)	One stop	SF +	5.25%	(g)	9.58%	03/2030	22,080	21,905	0.7	22,080
Movement Holdings, LLC^(5)(7)(9)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(29)	—	—
Movement Holdings, LLC^(5)(7)(9)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(117)	—	—
							50,081	49,705	1.6	49,672
Life Sciences Tools & Services
Graphpad Software, LLC^	One stop	P +	3.75%	(a)	11.25%	06/2031	31,287	31,153	1.0	31,287
Graphpad Software, LLC^(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(13)	—	—
Graphpad Software, LLC^	One stop	P +	3.75%	(a)	11.25%	06/2031	782	748	—	782
PAS Parent Inc.*^	One stop	SF +	4.75%	(g)	9.08%	12/2028	19,503	19,255	0.7	19,503
PAS Parent Inc.^(5)	One stop	SF +	4.75%		N/A(6)	12/2028	—	(54)	—	—
							51,572	51,089	1.7	51,572
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(g)	8.83%	08/2031	9,302	9,221	0.3	9,302
AI Titan Parent, Inc.^(5)	One stop	SF +	4.50%		N/A(6)	08/2031	—	(8)	—	—
AI Titan Parent, Inc.^(5)	One stop	SF +	4.50%		N/A(6)	08/2031	—	(10)	—	—
Blackbird Purchaser, Inc.*^	One stop	SF +	5.50%	(h)	9.80%	12/2030	17,996	17,855	0.6	17,996
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(h)	9.80%	12/2030	1,992	1,964	0.1	1,992
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(g)(h)	9.80%	12/2029	1,207	1,188	0.1	1,207
Filtration Group Corp.^(24)	Senior secured	SF +	3.00%	(g)	7.33%	10/2028	14,815	14,845	0.5	14,888
Thermogenics, Inc.^(7)(8)(10)	One stop	CA +	4.25%	(j)	6.93%	06/2032	910	902	—	906
Thermogenics, Inc.^(5)(7)(10)	One stop	SF +	4.25%		N/A(6)	06/2032	—	(4)	—	(4)
Thermogenics, Inc.^(7)(10)	One stop	SF +	4.25%	(h)	8.55%	06/2032	1,157	1,151	—	1,151
Thermogenics, Inc.^(5)(7)(10)	One stop	SF +	4.25%		N/A(6)	06/2032	—	(18)	—	(18)
Wireco Worldgroup Inc.^	Senior secured	SF +	3.75%	(h)	8.02%	11/2028	6,231	6,243	0.2	5,935
							53,610	53,329	1.8	53,355
Media
Ascend Learning, LLC^#(24)	Senior secured	SF +	3.00%	(g)	7.33%	12/2028	13,965	13,910	0.4	13,979
Lotus Topco, Inc.*	One stop	SF +	4.75%	(h)	9.05%	06/2030	1,689	1,678	—	1,689
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	06/2030	—	(2)	—	—
Lotus Topco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)	06/2030	—	(5)	—	—
Shout! Factory, LLC^	One stop	SF +	5.25%	(h)	9.55%	06/2031	17,895	17,761	0.6	17,626
Shout! Factory, LLC^(5)	One stop	SF +	5.25%		N/A(6)	06/2031	—	(16)	—	(32)
Triple Lift, Inc.*	One stop	SF +	5.75%	(h)	10.22%	05/2028	8,704	8,499	0.3	8,355
Triple Lift, Inc.*	One stop	SF +	5.75%	(h)	10.22%	05/2028	2,553	2,493	0.1	2,451
							44,806	44,318	1.4	44,068
Oil, Gas & Consumable Fuels
Envernus, Inc.#	One stop	SF +	5.50%	(g)	9.83%	12/2029	12,326	12,190	0.4	12,326
Envernus, Inc.^	One stop	SF +	5.50%	(g)	9.82%	12/2029	71	60	—	71
Envernus, Inc.^(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(1)	—	—
							12,397	12,249	0.4	12,397
Paper & Forest Products
Ranpak Corporation^#(7)	Senior secured	SF +	4.50%	(h)	8.80%	12/2031	3,649	3,647	0.1	3,631
Ranpak Corporation^#(7)	Senior secured	SF +	4.50%	(h)	8.80%	12/2031	2,335	2,334	0.1	2,323
							5,984	5,981	0.2	5,954
Personal Products
Knowlton Development Corporation, Inc.^(7)(10)(24)	Senior secured	SF +	4.00%	(g)	8.33%	08/2028	11,000	11,028	0.4	11,025

Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)	One stop	SF +	5.00%	(h)	9.30%	05/2029	19,548	19,160	0.6	19,548
Certara Holdco, Inc. and Certara USA, Inc.^(7)	Senior secured	SF +	3.00%	(h)	7.30%	06/2031	10,962	10,944	0.4	11,003
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Creek Parent, Inc.^	One stop	SF +	5.25%	(g)	9.57%				12/2031	$79,797	$78,507	2.6%	$79,797
Creek Parent, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(180)	—	—
										110,307	108,431	3.6	110,348
Professional Services
Citrin Cooperman Advisors LLC^(24)	Senior secured	SF +	3.00%	(h)	7.30%				03/2032	3,758	3,734	0.1	3,761
Citrin Cooperman Advisors LLC^(5)(24)	Senior secured	SF +	3.00%		N/A(6)				03/2032	—	(2)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(g)	9.06%				09/2031	12,644	12,532	0.4	12,644
Eclipse Buyer, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(54)	—	—
Eclipse Buyer, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(9)	—	—
Eliassen Group, LLC*	One stop	SF +	5.75%	(h)	10.05%				04/2028	4,818	4,818	0.2	4,722
Geosyntec Consultants, Inc.^#	Senior secured	SF +	3.50%	(g)	7.83%				07/2031	11,325	11,336	0.4	11,397
IG Investments Holdings, LLC*^	One stop	SF +	5.00%	(h)	9.28%				09/2028	22,797	22,772	0.7	22,797
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.50%	(h)	9.93%				11/2028	15,558	15,266	0.5	14,625
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(h)	9.95%				11/2028	2,790	2,774	0.1	2,623
Outcomes Group Holdings, Inc.^(24)	Senior secured	SF +	3.75%	(g)	8.08%				05/2031	12,955	12,933	0.4	13,048
PGA Holdings, Inc.^(24)	Senior secured	SF +	3.25%	(g)	7.58%				04/2031	25,839	25,788	0.9	25,917
Varicent Intermediate Holdings Corporation^(7)(10)(23)	One stop	SF +	5.75%	(h)	6.93%	cash/	3.13%	PIK	08/2031	43,091	42,555	1.4	43,091
Varicent Intermediate Holdings Corporation^(5)(7)(10)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(69)	—	—
Varicent Intermediate Holdings Corporation^(5)(7)(10)	One stop	SF +	5.75%		N/A(6)				08/2031	—	(52)	—	—
										155,575	154,322	5.1	154,625
Real Estate Management & Development
RealPage, Inc.^(24)	Senior secured	SF +	3.00%	(h)	7.56%				04/2028	4,923	4,911	0.2	4,895

Road & Rail
Kenan Advantage Group, Inc.^(24)	Senior secured	SF +	3.25%	(g)	7.58%				01/2029	21,772	21,735	0.7	21,500

Software
Anaplan, Inc.^	One stop	SF +	4.50%	(h)	8.83%				06/2029	9,950	9,884	0.3	9,950
Appfire Technologies, LLC*	One stop	SF +	5.00%	(h)	9.30%				03/2028	10,101	9,999	0.3	10,000
Appfire Technologies, LLC^(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(82)	—	(225)
Apttus Corporation^(24)	Senior secured	SF +	3.50%	(h)	7.78%				05/2028	16,451	16,444	0.5	16,529
AQA Acquisition Holding, Inc. ^(24)	Senior secured	SF +	4.00%	(h)	8.28%				03/2028	25,620	25,635	0.9	25,754
Artifact Bidco, Inc.^	One stop	SF +	4.25%	(h)	8.55%				05/2031	5,024	4,981	0.2	5,024
Artifact Bidco, Inc.^(5)	One stop	SF +	4.25%		N/A(6)				05/2031	—	(5)	—	—
Artifact Bidco, Inc.^(5)	One stop	SF +	4.25%		N/A(6)				05/2030	—	(2)	—	—
Artifact Bidco, Inc.^(5)	One stop	SF +	4.25%		N/A(6)				05/2030	—	(5)	—	—
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(h)	8.95%				04/2027	3,000	3,000	0.1	3,000
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(g)	10.33%				03/2031	17,541	17,320	0.6	17,541
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.00%	(g)	10.33%				03/2031	7,718	7,624	0.3	7,718
Azurite Intermediate Holdings, Inc.^(5)	One stop	SF +	6.00%		N/A(6)				03/2031	—	(35)	—	—
Baxter Planning Systems, LLC^(23)	One stop	SF +	6.25%	(h)	7.16%	cash/	3.38%	PIK	05/2031	11,932	11,859	0.4	11,932
Baxter Planning Systems, LLC^(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(13)	—	—
Baxter Planning Systems, LLC^(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(15)	—	—
BestPass, Inc.*^	One stop	SF +	4.75%	(g)	9.08%				08/2031	36,326	36,167	1.2	36,326
BestPass, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(16)	—	—
BestPass, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(21)	—	—
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	10.30%				12/2029	10,189	10,113	0.3	10,189
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	10.30%				12/2029	1,019	996	—	1,019
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	10.32%				12/2029	570	553	—	570
Blue Bidco Limited^(7)(8)(9)	One stop	E +	5.00%	(d)	7.04%				06/2032	13,217	12,647	0.4	13,085
Blue Bidco Limited^(7)(8)(9)	One stop	SN +	5.00%	(f)	9.22%				06/2032	23,337	22,690	0.8	23,104
Blue Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				06/2032	—	(56)	—	(114)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue Bidco Limited^(7)(9)	One stop	SF +	5.00%	(i)	9.26%				06/2032	$3,300	$3,283	0.1%	$3,267
Bottomline Technologies, Inc.*	One stop	SF +	4.50%	(h)	8.80%				05/2029	4,887	4,791	0.2	4,887
Bullhorn, Inc.*	One stop	SF +	5.00%	(g)	9.33%				10/2029	3,959	3,938	0.1	3,919
Bullhorn, Inc.*	One stop	SF +	5.00%	(g)	9.33%				10/2029	3,959	3,939	0.1	3,920
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(f)	9.72%				08/2030	4,920	4,491	0.2	4,920
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(f)	9.72%				08/2030	697	614	—	697
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	5.50%	(e)	9.16%				08/2030	292	283	—	292
Camelia Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(17)	—	—
Capstone Borrower^(7)(24)	Senior secured	SF +	2.75%	(h)	7.05%				06/2030	6,965	7,006	0.2	6,975
CB Buyer, Inc.^#	One stop	SF +	5.25%	(h)	9.55%				07/2031	36,381	36,086	1.2	36,381
CB Buyer, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(31)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(h)	9.55%				07/2031	1,104	1,056	—	1,104
ConnectWise, LLC^#(24)	Senior secured	SF +	3.50%	(h)	8.06%				10/2028	28,615	28,562	1.0	28,798
Conservice Midco, LLC^#(24)	Senior secured	SF +	3.00%	(g)	7.33%				05/2030	5,980	5,955	0.2	5,994
Cornerstone OnDemand, Inc.^(24)	Senior secured	SF +	3.75%	(g)	8.19%				10/2028	9,436	9,271	0.3	8,879
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(g)	11.08%				11/2030	28,617	28,290	0.9	28,617
Crewline Buyer, Inc.^(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(29)	—	—
Daxko Acquisition Corporation*	One stop	SF +	4.75%	(g)	9.08%				10/2028	11,604	11,316	0.4	11,604
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(g)	9.08%				10/2028	473	416	—	473
Daxko Acquisition Corporation^(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(25)	—	—
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.00%	(c)	6.98%				08/2030	4,103	3,651	0.1	4,103
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	5.00%	(f)	9.22%				08/2030	2,383	2,154	0.1	2,383
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.00%	(c)	6.98%				08/2030	830	735	—	830
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.00%	(c)	6.98%				08/2030	592	537	—	592
Denali Bidco Limited^(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				08/2030	—	(32)	—	—
ECI Macola/Max Holding, LLC^(24)	Senior secured	SF +	3.25%	(h)	7.55%				05/2030	14,684	14,699	0.5	14,775
Einstein Parent, Inc.^	One stop	SF +	6.50%	(h)	10.77%				01/2031	40,574	39,821	1.3	40,168
Einstein Parent, Inc.^(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(78)	—	(42)
Espresso Bidco, Inc.^(23)	One stop	SF +	5.75%	(h)	7.17%	cash/	2.88%	PIK	03/2032	36,232	35,714	1.2	36,232
Espresso Bidco, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(72)	—	—
Espresso Bidco, Inc.^(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(64)	—	—
EverCommerce Solutions, Inc.^(7)(24)	Senior secured	SF +	2.50%	(g)	6.83%				07/2028	8,080	8,097	0.3	8,108
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(h)	9.05%				09/2030	11,706	11,436	0.4	11,706
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(h)	9.05%				09/2030	3,654	3,623	0.1	3,654
Evergreen IX Borrower 2023, LLC^(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(29)	—	—
Gurobi Optimization, LLC^#	One stop	SF +	4.50%	(h)	8.80%				09/2031	44,762	44,366	1.5	44,762
Gurobi Optimization, LLC^(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(34)	—	—
Hornet Security Holding GMBH^(7)(8)(15)	One stop	E +	4.75%	(d)	7.21%				02/2031	16,013	14,512	0.5	16,173
Hornet Security Holding GMBH^(7)(8)(15)	One stop	E +	4.75%	(d)	7.21%				02/2031	10,673	9,672	0.4	10,780
Hornet Security Holding GMBH^(7)(8)(15)	One stop	E +	4.75%	(b)	6.64%				08/2030	260	211	—	260
Hornet Security Holding GMBH^(7)(8)(15)	One stop	E +	4.75%	(d)	6.80%				02/2031	2,218	2,121	0.1	2,270
Hyland Software, Inc.^#	One stop	SF +	5.00%	(g)	9.33%				09/2030	28,258	27,942	0.9	28,258
Hyland Software, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.^	One stop	SF +	5.75%	(h)	10.03%				01/2030	22,333	21,993	0.7	22,333
Icefall Parent, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				01/2030	—	(32)	—	—
Instructure Holdings, Inc.^#(24)	Senior secured	SF +	3.00%	(i)	7.21%				11/2031	11,477	11,449	0.4	11,502
iSolved, Inc.^(24)	Senior secured	SF +	3.00%	(g)	7.33%				10/2030	17,454	17,469	0.6	17,544
Javelin Buyer, Inc.^(24)	Senior secured	SF +	3.00%	(h)	7.33%				12/2031	14,963	15,005	0.5	15,042
Kaseya Inc.^(24)	Senior secured	SF +	3.25%	(g)	7.58%				03/2032	14,813	14,739	0.5	14,888
LeadsOnline, LLC*	One stop	SF +	4.50%	(h)	8.79%				02/2028	4,384	4,311	0.2	4,384
LeadsOnline, LLC*	One stop	SF +	4.50%	(h)	8.80%				02/2028	2,236	2,228	0.1	2,236
LeadsOnline, LLC^	One stop	SF +	4.50%	(h)	8.79%				02/2028	774	761	—	774
LeadsOnline, LLC^(5)	One stop	SF +	4.50%		N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH^(7)(8)(15)	One stop	E +	5.00%	(c)	6.98%				12/2031	26,761	23,555	0.9	26,761
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Lighthouse Bidco GMBH^(5)(7)(8)(15)	One stop	E +	5.00%		N/A(6)				06/2031	$—	$(41)	—%	$—
Lighthouse Bidco GMBH^(5)(7)(8)(15)	One stop	E +	5.00%		N/A(6)				12/2031	—	(133)	—	—
LogicMonitor, Inc.^	One stop	SF +	5.50%	(h)	9.78%				11/2031	45,630	45,369	1.5	45,630
LogicMonitor, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(33)	—	—
Matrix42 Holding GMBH^(7)(8)(15)	One stop	E +	6.25%	(d)	8.90%				12/2029	192	175	—	192
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(8)(14)	One stop	E +	5.25%	(c)	7.26%				11/2031	14,714	13,015	0.5	14,714
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(14)	One stop	SF +	5.25%	(h)	9.58%				11/2031	9,353	9,224	0.3	9,353
Metatiedot Bidco Oy & Metatiedot US, LLC^(7)(8)(14)	One stop	E +	5.25%	(c)	7.26%				11/2031	119	78	—	119
Metatiedot Bidco Oy & Metatiedot US, LLC^(5)(7)(8)(14)	One stop	E +	5.25%		N/A(6)				11/2030	—	(36)	—	—
Modena Buyer, LLC^(24)	Senior secured	SF +	4.50%	(h)	8.78%				07/2031	9,950	9,683	0.3	9,608
Motus Group, LLC^	Senior secured	SF +	3.75%	(h)	8.05%				12/2028	8,807	8,832	0.3	8,815
MYOB Invest Co Pty Ltd^(7)(8)(11)	One stop	A +	5.50%	(e)	9.21%				06/2030	164,772	160,977	5.4	163,124
Navex TopCo, Inc.*^	One stop	SF +	5.25%	(g)	9.57%				11/2030	22,871	22,521	0.8	22,871
Navex TopCo, Inc.^(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(27)	—	—
Onit, Inc.^	One stop	SF +	4.75%	(h)	9.03%				01/2032	18,763	18,588	0.6	18,763
Onit, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(26)	—	—
Onit, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(38)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(7)(8)(13)	One stop	E +	5.75%	(c)	7.73%				11/2029	10,170	9,119	0.3	10,246
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(7)(8)(13)	One stop	E +	5.00%	(c)	6.98%				11/2029	739	606	—	739
Panzura, LLC^(23)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	64	61	—	58
Personify, Inc.#	One stop	SF +	4.75%	(h)	9.05%				09/2028	19,880	19,795	0.7	19,880
Personify, Inc.*	One stop	SF +	4.75%	(h)	9.05%				09/2028	7,395	7,345	0.2	7,395
Pineapple German Bidco GMBH^(7)(8)(15)(23)	One stop	E +	5.25%	(c)	7.19%				01/2031	21,323	19,337	0.7	21,057
Pineapple German Bidco GMBH^(7)(15)(23)	One stop	SF +	5.25%	(h)	9.54%				01/2031	16,990	16,836	0.6	16,778
Pineapple German Bidco GMBH^(7)(8)(15)(23)	One stop	E +	5.50%	(c)	7.44%				01/2031	6,608	5,933	0.2	6,526
Pineapple German Bidco GMBH^(7)(8)(15)(23)	One stop	E +	5.50%	(c)	7.44%				01/2031	6,008	5,133	0.2	5,746
Pineapple German Bidco GMBH^(7)(15)(23)	One stop	SF +	5.25%	(h)	9.54%				01/2031	1,434	1,404	—	1,416
Pineapple German Bidco GMBH^(7)(8)(15)(23)	One stop	E +	5.25%	(c)	7.19%				01/2031	1,464	1,316	—	1,445
Pineapple German Bidco GMBH^(5)(7)(8)(15)	One stop	E +	5.25%		N/A(6)				01/2031	—	(227)	—	(487)
Planview Parent, Inc.^(24)	Senior secured	SF +	3.50%	(h)	7.80%				12/2027	17,071	17,083	0.5	16,650
Pluralsight, LLC^(23)	One stop	SF +	7.50%	(h)	11.83%	PIK			08/2029	1,964	1,905	0.1	1,945
Pluralsight, LLC^(23)	One stop	SF +	4.50%	(h)	7.33%	cash/	1.50%	PIK	08/2029	1,207	1,178	—	1,195
Pluralsight, LLC^(23)	One stop	SF +	4.50%	(h)	7.33%	cash/	1.50%	PIK	08/2029	604	604	—	598
Pluralsight, LLC^(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(3)
Pluralsight, LLC^(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(7)
Proofpoint, Inc.^#(24)	Senior secured	SF +	3.00%	(g)	7.33%				08/2028	27,662	27,654	0.9	27,712
QAD, Inc.*	One stop	SF +	4.75%	(g)	9.08%				11/2027	9,773	9,773	0.3	9,773
Sapphire Bidco Oy^(7)(8)(14)	One stop	E +	5.25%	(c)	7.53%				07/2029	15,316	14,091	0.5	15,316
Telesoft Holdings LLC*	One stop	SF +	5.75%	(g)	10.18%				12/2026	5,642	5,618	0.2	5,642
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(g)	9.33%				05/2031	44,540	44,212	1.5	44,095
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(g)	9.33%				05/2031	1,116	1,068	—	1,042
Togetherwork Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(34)	—	(53)
Transform Bidco Limited^(7)(9)	One stop	SF +	6.50%	(h)	10.76%				01/2031	14,757	14,479	0.5	14,757
Transform Bidco Limited^(7)(9)	One stop	SF +	6.50%	(h)	10.76%				01/2031	7,818	7,724	0.3	7,818
Transform Bidco Limited^(7)(8)(9)	One stop	A +	6.25%	(e)	10.01%				01/2031	2,617	2,570	0.1	2,617
Transform Bidco Limited^(7)(8)(9)	One stop	SN +	6.25%	(f)	10.47%				01/2031	426	393	—	426
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(35)	—	—
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(50)	—	—
Transform Bidco Limited^(5)(7)(9)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(119)	—	—
Tricentis Operations Holdings, Inc.^(23)	One stop	SF +	6.25%	(h)	5.68%	cash/	4.88%	PIK	02/2032	62,618	62,326	2.1	62,618
Tricentis Operations Holdings, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(36)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Tricentis Operations Holdings, Inc.^(5)	One stop	SF +	5.50%		N/A(6)				02/2032	$—	$(58)	—%	$—
Vantage Bidco GMBH^(7)(8)(15)(23)	One stop	E +	6.25%	(c)	8.23%				04/2031	21,864	19,561	0.7	21,864
Vantage Bidco GMBH^(5)(7)(8)(15)	One stop	E +	6.25%		N/A(6)				10/2030	—	(42)	—	—
Varinem German Midco GMBH^(7)(8)(15)	One stop	E +	5.25%	(d)	7.84%				07/2031	27,724	25,445	0.9	27,793
Varinem German Midco GMBH^(7)(8)(15)	One stop	E +	5.00%	(c)	7.35%				07/2031	10,783	9,941	0.4	10,783
Viper Bidco, Inc.^	One stop	SF +	5.00%	(h)	9.30%				11/2031	50,492	50,261	1.7	50,492
Viper Bidco, Inc.^(7)(8)	One stop	SN +	5.00%	(f)	9.22%				11/2031	25,387	23,169	0.8	25,387
Viper Bidco, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(23)	—	—
Viper Bidco, Inc.^(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(29)	—	—
Zendesk, Inc.^	One stop	SF +	5.00%	(h)	9.32%				11/2028	10,185	10,185	0.3	10,185
										1,430,213	1,392,915	46.9	1,425,238
Specialty Retail
Ashco, LLC^#(24)	Senior secured	SF +	3.25%	(g)	7.58%				01/2032	22,751	22,625	0.8	22,755
Ave Holdings III, Corp*^	One stop	SF +	5.50%	(i)	9.97%				02/2028	13,482	13,250	0.4	13,212
Biscuit Parent, LLC^	One stop	SF +	4.75%	(h)	9.05%				02/2031	36,086	35,816	1.2	36,086
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(34)	—	—
Biscuit Parent, LLC^(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(40)	—	—
Cavender Stores L.P.*^	Senior secured	SF +	5.00%	(h)	9.30%				10/2029	24,010	23,839	0.8	24,010
Consilio Midco Limited^(7)(8)(9)	Subordinated debt	E +	7.50%	(d)	9.71%				04/2033	4,269	4,089	0.1	4,237
Consilio Midco Limited^(7)(8)(9)	Senior secured	E +	4.75%	(c)	6.73%				04/2032	38,177	36,663	1.2	37,986
Consilio Midco Limited^(7)(9)	Senior secured	SF +	4.75%	(h)	9.05%				04/2032	30,962	30,812	1.0	30,807
Consilio Midco Limited^(7)(9)	Senior secured	SF +	4.75%	(h)	9.05%				04/2032	19,084	18,991	0.6	18,989
Consilio Midco Limited^(5)(7)(9)	Senior secured	SF +	4.75%		N/A(6)				04/2032	—	—	—	(54)
Consilio Midco Limited^(5)(7)(9)	Senior secured	SF +	4.75%		N/A(6)				04/2032	—	—	—	(36)
Consilio Midco Limited^(7)(9)	Subordinated debt	SF +	7.50%	(i)	11.64%				04/2033	5,314	5,275	0.2	5,274
Consilio Midco Limited^(5)(7)(9)	Subordinated debt	SF +	4.75%		N/A(6)				04/2033	—	—	—	(18)
CVP Holdco, Inc.^	One stop	SF +	4.75%	(g)	9.08%				06/2031	32,806	32,526	1.1	32,806
CVP Holdco, Inc.^(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(29)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(g)	9.07%				06/2031	1,786	1,748	0.1	1,786
Med Parentco, LP^(24)	Senior secured	SF +	3.25%	(g)	7.58%				04/2031	16,330	16,312	0.5	16,388
Metal Supermarkets US Buyer, LLC^(7)(10)	One stop	SF +	4.75%	(i)	8.97%				12/2030	12,385	12,329	0.4	12,385
Metal Supermarkets US Buyer, LLC^(5)(7)(10)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(7)	—	—
PetVet Care Centers LLC*	One stop	SF +	6.00%	(g)	10.33%				11/2030	9,262	9,120	0.3	8,706
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(20)	—	(74)
PetVet Care Centers LLC^(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(9)	—	—
Radiance Borrower, LLC^#(23)	One stop	SF +	5.75%	(g)	7.33%	cash/	2.75%	PIK	06/2031	41,309	41,050	1.4	41,309
Radiance Borrower, LLC^	One stop	SF +	5.25%	(g)	9.58%				06/2031	388	359	—	388
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(h)	10.09%				04/2028	24,187	23,905	0.8	24,187
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.50%	(h)	10.09%				04/2028	2,107	2,081	0.1	2,107
										334,695	330,651	11.0	333,236
Specialized Finance
AGL CLO 20 Ltd.(7)(18)(24)(25)	Structured Finance Note	SF +	4.45%	(h)	8.72%				10/2037	1,500	1,508	—	1,504
Apidos CLO LIII(7)(19)(25)	Structured Finance Note	SF +	3.50%	(h)	7.78%				07/2038	2,000	2,000	0.1	2,032
Apidos CLO LIII(7)(19)(25)	Structured Finance Note	SF +	4.80%	(h)	9.08%				07/2038	2,375	2,375	0.1	2,384
Carlyle US CLO 2025-2, Ltd.(7)(19)(25)	Structured Finance Note	SF +	3.35%	(h)	7.65%				07/2038	9,000	9,000	0.3	9,024
Dryden 40 Senior Loan Fund(7)(19)(24)(25)	Structured Finance Note	SF +	3.10%	(h)	7.69%				08/2031	5,500	5,498	0.2	5,476
GoldenTree Loan Management US CLO 17, Ltd.(7)(18)	Structured Finance Note	SF +	4.00%	(h)	8.32%				01/2039	1,500	1,500	—	1,500
Green Lakes Park CLO, LLC(7)(24)(25)	Structured Finance Note	SF +	3.70%	(h)	7.98%				01/2038	3,350	3,350	0.1	3,374
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hook Park CLO, Ltd.(7)(19)(25)	Structured Finance Note	SF +	4.75%	(h)	9.01%				07/2038	$3,000	$3,000	0.1%	$3,015
Ivy Hill Middle Market Credit Fund XX, Ltd.(7)(18)(25)	Structured Finance Note	SF +	4.00%	(h)	8.32%				07/2037	4,500	4,500	0.1	4,505
Madison Park Funding XVII, Ltd.(7)(19)(25)	Structured Finance Note	SF +	4.15%	(h)	8.42%				10/2037	5,700	5,710	0.2	5,708
Neuberger Berman CLO 32R, Ltd.(7)(19)	Structured Finance Note	SF +	4.25%	(h)	8.53%				07/2039	5,500	5,500	0.2	5,500
OHA Credit Funding 22, Ltd.(7)(19)(25)	Structured Finance Note	SF +	4.25%	(h)	8.57%				07/2038	2,500	2,500	0.1	2,539
OHA Credit Partners VII, Ltd.(7)(19)(24)(25)	Structured Finance Note	SF +	3.50%	(h)	7.82%				02/2028	2,000	1,969	0.1	1,999
Orion CLO 2025-5, Ltd.^(7)(19)	Structured Finance Note	SF +	4.25%	(h)	8.60%				07/2038	4,000	4,000	0.1	4,000
Sixth Street CLO XIV, Ltd.(7)(19)(25)	Structured Finance Note	SF +	3.70%	(h)	8.02%				01/2038	2,000	1,974	0.1	2,014
Voya CLO 2020-2, Ltd.(7)(19)(25)	Structured Finance Note	SF +	4.00%	(h)	8.29%				01/2038	1,000	1,000	—	993
Voya CLO 2025-2, Ltd.(7)(19)	Structured Finance Note	SF +	4.85%	(h)	9.15%				07/2038	5,000	5,000	0.2	5,000
										60,425	60,384	2.0	60,567
Transportation Infrastructure
LDS Intermediate Holdings, LLC^#	One stop	SF +	5.00%	(g)	9.33%				02/2032	54,891	54,567	1.8	54,891
LDS Intermediate Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(48)	—	—
LDS Intermediate Holdings, LLC^(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(64)	—	—
Liquid Tech Solutions Holdings LLC^	Senior secured	SF +	3.75%	(g)	8.08%				03/2028	13,462	13,475	0.5	13,496
										68,353	67,930	2.3	68,387
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.*(23)	One stop	SF +	7.00%	(h)	8.19%	cash/	3.25%	PIK	06/2028	11,803	11,455	0.4	10,799
Marcone Yellowstone Buyer Inc.*(23)	One stop	SF +	7.00%	(h)	8.19%	cash/	3.25%	PIK	06/2028	5,006	4,858	0.1	4,580
										16,809	16,313	0.5	15,379
Water Utilities
Aegion Corporation^#(24)	Senior secured	SF +	3.00%	(g)	7.33%				05/2028	9,081	9,009	0.3	9,126
Aegion Corporation#(24)	Senior secured	SF +	3.00%		N/A(6)				05/2028	—	—	—	2
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(g)(i)	9.05%				07/2031	15,577	15,442	0.5	15,577
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(g)(i)	9.04%				07/2031	2,025	2,003	0.1	2,025
Vessco Midco Holdings, LLC^(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(15)	—	—
										26,683	26,439	0.9	26,730

Total debt investments										6,652,315	6,555,273	218.0	6,624,281

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(20)(21)
Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A		11/2024	N/A	2	$1,563	0.1%	$1,687

Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	125	—	127

Automobiles
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	1	1,146	0.1	1,247
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	1	—	—	222
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	417	417	—	524
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	83	83	—	100
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	94	—	101
								1,740	0.1	2,194
Beverages
Spindrift Beverage Co. Inc.	LP units	N/A	N/A		02/2025	N/A	3	3,177	0.1	3,477

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	109	—	135

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	162	408	—	677
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	73	73	—	82
								481	—	759
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	7	36	—	142

Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A		12/2024	N/A	191	191	—	214

Food Products
Zullas, L.C.	LP units	N/A	N/A		06/2025	N/A	2	1,726	0.1	1,726

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	450	450	—	456
Modernizing Medicine, Inc.(22)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	14	14,332	0.5	14,010
								14,782	0.5	14,466
Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A		08/2024	N/A	113	261	—	311
Rooster BidCo Limited(7)(9)	Preferred stock	N/A	N/A		03/2025	N/A	2	1,655	0.1	1,655
								1,916	0.1	1,966
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		11/2023	N/A	4	70	—	91

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	1	1,279	—	1,384

Professional Services
Eclipse Buyer, Inc.(22)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	3,656	0.1	3,718

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Movement Holdings, LLC(7)(9)	LLC units	N/A	N/A		03/2024	N/A	—	$661	—%	$473
Software
CB Buyer, Inc.	LP units	N/A	N/A		07/2024	N/A	458	458	—	313
Denali Bidco Limited(7)(9)	LP interest	N/A	N/A		08/2023	N/A	75	98	—	181
Energy Worldnet, LLC(22)	LLC units	N/A	N/A		02/2025	N/A	50	52	—	52
Gurobi Optimization, LLC	Common stock	N/A	N/A		09/2024	N/A	—	209	—	229
LogicMonitor, Inc.	LP interest	N/A	N/A		12/2024	N/A	250	250	—	266
Menlo Ridgeview Co-Invest, LLC	LLC interest	N/A	N/A		05/2025	N/A	1	1,508	0.1	1,508
Panzura, LLC	LLC units	N/A	N/A		03/2025	N/A	1	4	—	—
Pluralsight, LLC	LLC units	N/A	N/A		08/2024	N/A	597	1,100	—	1,396
StrongDM, Inc.	Preferred stock	N/A	N/A		05/2025	N/A	676	3,599	0.1	3,599
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	545	2,384	0.1	2,316
Transform Bidco Limited(7)(9)	LP interest	N/A	N/A		04/2025	N/A	3	3,477	0.1	3,477
Tricentis Operations Holdings, Inc.	LP interest	N/A	N/A		02/2025	N/A	40	40	—	42
								13,179	0.4	13,379
Specialty Retail
Metal Supermarkets US Buyer, LLC(7)(10)	Preferred stock	N/A	N/A		12/2024	N/A	1	124	—	124
Metal Supermarkets US Buyer, LLC(7)(10)	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
								124	—	124

Total equity investments								44,815	1.5	46,062

Total investments								6,600,088	219.5	6,670,343

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.16%	(26)				$17,734	0.6%	$17,734
Total money market funds								17,734	0.6	17,734

Total investments and money market funds								$6,617,822	220.1%	$6,688,077

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2023 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the BANA Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2025, as the loan may have priced or repriced based on an index rate prior to June 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to Prime, which was 7.50% as of June 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of June 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 1.94% as of June 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.04% as of June 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.60% as of June 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.22% as of June 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.32% as of June 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.29% as of June 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.15% as of June 30, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA which was 2.68% as of June 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2025.
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
(6)The entire commitment was unfunded as of June 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 23.9% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
(11)The headquarters of this portfolio company is located in Australia.
(12)The headquarters of this portfolio company is located in Luxembourg.
(13)The headquarters of this portfolio company is located in the Netherlands.
(14)The headquarters of this portfolio company is located in Finland.
(15)The headquarters of this portfolio company is located in Germany.
(16)The headquarters of this portfolio company is located in France.
(17)The headquarters of this portfolio company is located in Spain.
(18)The headquarters of this portfolio company is located in Jersey.
(19)The headquarters of this portfolio company is located in the Cayman Islands.
(20)Equity investments are non-income producing securities, unless otherwise noted.
(21)Ownership of certain equity investments occurs through a holding company or partnership.
(22)The Company holds an equity investment that is income producing.
(23)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2025.
(24)The fair value of this investment was valued using Level 2 inputs. See Note 6.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)
(25)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 7.
(26)The rate shown is the annualized seven-day yield as of June 30, 2025.
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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCRED Holdings LLC (“GCRED Holdings”), GCRED Holdings 2 LLC (“GCRED Holdings 2”), GCRED Funding LLC (“GCRED Funding”), Golub Capital Private Credit Fund CLO (“2023 Issuer”), formerly GCP SG Warehouse 2022-1 (the “CLO Vehicle”), and Golub Capital Private Credit Fund CLO Depositor statutory trust in its consolidated financial statements.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $12,956 and $29,309, respectively. For the three and nine months ended June 30, 2024, the Company received Loan Origination Fees that were capitalized of $7,962 and $18,299, respectively. For the three and nine months ended June 30, 2025, interest income included $3,886 and $9,747, respectively, of Discount Amortization. For the three and nine months ended June 30, 2024, interest income included $1,959 and $5,722, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2025, investment income included $5,748 and $15,222, respectively, of PIK interest and the Company capitalized PIK interest of $5,295 and $14,928, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2024, investment income included $2,103 and $3,772, respectively, of PIK interest and the Company capitalized PIK interest of $1,391 and $3,275, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For both the three and nine months ended June 30, 2025, fee income included $284 of non-recurring prepayment premiums. For the three months ended June 30, 2024, fee income did not include any non-recurring prepayment premiums. For the nine months ended June 30, 2024, fee income included $21 of non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $113,969 and $297,335, respectively. For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $42,448 and $128,762, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $435 and $649, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024, the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments. For both the three and nine months ended June 30, 2025 and 2024, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

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

For both the three and nine months ended June 30, 2025, the Company recorded dividend income received in cash of $1 and received less than $1 of return of capital distributions in cash. For the three and nine months ended June 30, 2024, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2025 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2025 and the three months ended June 30, 2024, the Company did not record any U.S. federal excise tax expense. For the nine months ended June 30, 2024, $109 was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2025. The Company’s tax returns for the 2023 and 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $32,671 and $18,999, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2025 was $2,131 and $5,305, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2024 was $708 and $1,576, respectively.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three and nine months ended June 30, 2025, the Company amortized $507 and $1,597, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2024, the Company amortized $458 and $1,190, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

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

The base management fee incurred for the three and nine months ended June 30, 2025 was $8,873 and $21,990, respectively. The base management fee incurred for the three and nine months ended June 30, 2024 was $3,968 and $9,124, respectively.

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

For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $9,604 and $22,505, respectively. For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $4,423 and $10,723, respectively.

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

For the three and nine months ended June 30, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2025, the Company recorded an accrual of the capital gain incentive fee under GAAP of $1,666 and $1,994, respectively. For the three months ended June 30, 2024, the Company recorded a reversal of the capital gain incentive fee under GAAP of $55. For the nine months ended June 30, 2024, the Company recorded an accrual of the capital gain incentive fee under GAAP of $693. As of June 30, 2025 and September 30, 2024, there was $2,751 and $757, respectively, of cumulative accrual for the capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $1,507 and $762, as of June 30, 2025 and September 30, 2024, respectively, for accrued allocated shared services under the Administration Agreement.

The Investment Advisory Agreement and Administration Agreement were most recently re-approved by the Board on May 2, 2025. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $250 fixed managing dealer fee that was paid for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne by all shareholders of the Company. For the three and nine months ended June 30, 2025, the Company incurred $114 and $307, respectively, of fees to the Managing Dealer. For the three and nine months ended June 30, 2024, the Company incurred $50 and $150, respectively, of fees to the Managing Dealer.

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

For the three and nine months ended June 30, 2025, the Company incurred shareholder servicing and/or distribution fees of $302 and $704, respectively, which were attributable to Class S Shares. For both the three and nine months ended June 30, 2024, the Company incurred shareholder servicing and/or distribution fees of $59, which were attributable to Class S Shares.

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

The following tables present a summary of Expense Support Payments and the related Reimbursement Payments for the nine months ended June 30, 2025 and 2024:

	For the nine months ended June 30, 2025
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$1,924	$885	$1,039
December 31, 2024	—	—	—
March 31, 2025	—	—	—
June 30, 2025	—	—	—
Total, end of period(2)	$1,924	$885	$1,039

	For the nine months ended June 30, 2024
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$1,257	$885	$372
December 31, 2023	667	—	667
March 31, 2024	—	—	—
June 30, 2024	—	—	—
Total, end of period(2)	$1,924	$885	$1,039

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator for the three and nine months ended June 30, 2025 were $3,286 and $9,254, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $3,850 and $4,080, respectively. As of June 30, 2025 and

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
September 30, 2024, $4,483 and $3,847, respectively (which includes $1,039 of unreimbursed Expense Support Payments as of both June 30, 2025 and September 30, 2024), of reimbursable expenses were paid by the Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2025, permits the Company to borrow a maximum of $300,000 and expires on July 3, 2026. Refer to Note 7 for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of June 30, 2025 and September 30, 2024 consisted of the following:

	As of June 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$1,805,172	$1,800,004	$1,802,861	$728,440	$727,390	$726,380
One stop	4,741,376	4,650,373	4,715,601	2,538,097	2,498,133	2,517,780
Second lien	31,527	31,294	31,527	5,937	5,895	5,937
Subordinated debt	13,815	13,218	13,725	3,794	3,651	3,758
Structured finance note	60,425	60,384	60,567	—	—	—
Equity	N/A	44,815	46,062	N/A	11,355	11,443
Total	$6,652,315	$6,600,088	$6,670,343	$3,276,268	$3,246,424	$3,265,298

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

	As of June 30, 2025		As of September 30, 2024
Amortized Cost:
United States
Southeast	$1,189,551	18.0%	$534,585	16.5%
West	1,069,153	16.2	526,728	16.2
Midwest	1,050,127	15.9	604,303	18.6
Southwest	986,435	14.9	383,689	11.8
Mid-Atlantic	859,022	13.0	674,460	20.8
Northeast	320,005	4.8	246,041	7.6
U.S. Territory	12,396	0.2	—	—
United Kingdom	412,929	6.3	105,696	3.3
Germany	218,038	3.3	100,076	3.1
Australia	160,977	2.4	—	—
Canada	98,930	1.5	12,971	0.4
Jersey	83,907	1.3	—	—
Cayman Islands	49,526	0.8	—	—
Finland	36,372	0.6	14,074	0.4
Netherlands	27,073	0.4	6,338	0.2
France	18,642	0.3	16,548	0.5
Luxembourg	5,451	0.1	20,915	0.6
Spain	1,554	0.0 *	—	—
Total	$6,600,088	100.0%	$3,246,424	100.0%

Fair Value:
United States
Southeast	$1,192,978	17.9%	$535,988	16.4%
West	1,071,926	16.1	530,262	16.2
Midwest	1,054,075	15.8	605,988	18.6
Southwest	992,872	14.9	383,001	11.7
Mid-Atlantic	867,088	13.0	676,883	20.7
Northeast	321,991	4.8	248,152	7.6
U.S. Territory	12,528	0.2	—	—
United Kingdom	424,607	6.4	109,426	3.4
Germany	236,410	3.5	103,757	3.2
Australia	163,124	2.5	—	—
Canada	99,793	1.5	12,700	0.4
Jersey	87,429	1.3	—	—
Cayman Islands	49,684	0.7	—	—
Finland	39,502	0.6	14,477	0.5
Netherlands	28,463	0.4	6,452	0.2
France	20,459	0.3	17,036	0.5
Luxembourg	5,828	0.1	21,176	0.6
Spain	1,586	0.0 *	—	—
Total	$6,670,343	100.0%	$3,265,298	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2025 and September 30, 2024 were as follows:

	As of June 30, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$88,938	1.4%	$28,584	0.9%
Air Freight & Logistics	50,395	0.8	—	—
Airlines	15,403	0.2	15,486	0.5
Auto Components	111,096	1.7	73,199	2.2
Automobiles	252,114	3.8	135,859	4.2
Banks	14,097	0.2	3,272	0.1
Beverages	40,722	0.6	15,399	0.5
Building Products	1,870	0.0 *	—	—
Capital Markets	53,321	0.8	10,563	0.3
Chemicals	129,562	2.0	51,044	1.6
Commercial Services & Supplies	121,930	1.8	115,451	3.6
Construction & Engineering	67,489	1.0	8,182	0.2
Construction Materials	17,092	0.3	7,416	0.2
Consumer Finance	21,153	0.3	13,939	0.4
Containers & Packaging	88,238	1.3	51,470	1.6
Diversified Consumer Services	278,123	4.2	175,558	5.4
Diversified Financial Services	371,423	5.6	119,847	3.7
Electric Utilities	6,375	0.1	—	—
Electrical Equipment	25,545	0.4	498	0.0 *
Food & Staples Retailing	10,286	0.2	10,344	0.3
Food Products	65,398	1.0	41,931	1.3
Healthcare Equipment & Supplies	234,227	3.5	121,486	3.7
Healthcare Providers & Services	463,242	7.0	210,972	6.5
Healthcare Technology	411,812	6.2	147,695	4.5
Hotels, Restaurants & Leisure	371,095	5.6	154,094	4.7
Household Durables	3,469	0.1	—	—
Household Products	21,448	0.3	8,169	0.3
Industrial Conglomerates	89,227	1.4	83,539	2.6
Insurance	390,009	5.9	218,035	6.7
IT Services	354,360	5.4	148,053	4.6
Leisure Products	50,366	0.8	88,929	2.7
Life Sciences Tools & Services	51,089	0.8	51,389	1.6
Machinery	53,329	0.8	42,739	1.3
Media	44,318	0.7	12,690	0.4
Oil, Gas & Consumable Fuels	12,249	0.2	26,664	0.8
Paper & Forest Products	5,981	0.1	—	—
Personal Products	11,028	0.2	2,006	0.1
Pharmaceuticals	109,710	1.7	19,233	0.6
Professional Services	157,978	2.4	109,655	3.4
Real Estate Management & Development	4,911	0.1	4,946	0.2
Road & Rail	21,735	0.3	14,931	0.5
Software	1,406,094	21.3	675,350	20.8
Specialty Retail	330,775	5.0	195,718	6.0
Specialized Finance	60,384	0.9	—	—
Trading Companies & Distributors	16,313	0.2	15,945	0.5
Transportation Infrastructure	67,930	1.0	—	—
Water Utilities	26,439	0.4	16,144	0.5
Total	$6,600,088	100.0%	$3,246,424	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$89,350	1.3%	$28,599	0.9%
Air Freight & Logistics	51,483	0.8	—	—
Airlines	15,436	0.2	15,468	0.5
Auto Components	110,816	1.7	73,845	2.3
Automobiles	255,129	3.8	137,696	4.2
Banks	14,192	0.2	3,336	0.1
Beverages	39,420	0.6	14,700	0.4
Building Products	1,904	0.0 *	—	—
Capital Markets	53,543	0.8	10,690	0.3
Chemicals	127,043	1.9	48,219	1.5
Commercial Services & Supplies	123,261	1.8	117,076	3.6
Construction & Engineering	67,985	1.0	8,207	0.3
Construction Materials	16,492	0.2	7,343	0.2
Consumer Finance	21,241	0.3	13,919	0.4
Containers & Packaging	89,059	1.3	51,741	1.6
Diversified Consumer Services	276,049	4.1	175,767	5.4
Diversified Financial Services	378,314	5.7	121,132	3.7
Electric Utilities	6,422	0.1	—	—
Electrical Equipment	25,864	0.4	509	0.0 *
Food & Staples Retailing	10,310	0.2	10,062	0.3
Food Products	65,998	1.0	42,429	1.3
Healthcare Equipment & Supplies	238,599	3.6	121,761	3.7
Healthcare Providers & Services	467,481	7.0	213,140	6.5
Healthcare Technology	414,997	6.2	149,233	4.6
Hotels, Restaurants & Leisure	375,387	5.6	154,457	4.7
Household Durables	3,454	0.1	—	—
Household Products	21,432	0.3	8,350	0.3
Industrial Conglomerates	90,142	1.4	83,621	2.5
Insurance	395,562	5.9	219,224	6.7
IT Services	355,952	5.3	149,165	4.6
Leisure Products	50,145	0.8	89,279	2.7
Life Sciences Tools & Services	51,572	0.8	51,626	1.6
Machinery	53,355	0.8	42,770	1.3
Media	44,068	0.7	12,593	0.4
Oil, Gas & Consumable Fuels	12,397	0.2	26,839	0.8
Paper & Forest Products	5,954	0.1	—	—
Personal Products	11,025	0.2	2,004	0.1
Pharmaceuticals	111,732	1.7	19,502	0.6
Professional Services	158,343	2.4	109,331	3.3
Real Estate Management & Development	4,895	0.1	4,823	0.1
Road & Rail	21,500	0.3	14,897	0.5
Software	1,438,617	21.6	684,549	21.0
Specialty Retail	333,360	5.0	196,498	6.0
Specialized Finance	60,567	0.9	—	—
Trading Companies & Distributors	15,379	0.2	14,784	0.5
Transportation Infrastructure	68,387	1.0	—	—
Water Utilities	26,730	0.4	16,114	0.5
Total	$6,670,343	100.0%	$3,265,298	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of June 30, 2025 were as follows:

As of June 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	€33,000	EUR	$38,801	USD	4/19/2027	$—	$(1,260)
						$—	$(1,260)

Morgan Stanley Capital Services LLC	€14,700	EUR	$16,580	USD	4/9/2027	$—	$(1,208)
Morgan Stanley Capital Services LLC	£33,200	GBP	$42,765	USD	4/15/2027	—	(2,545)
						$—	$(3,753)

Regions Bank	£3,500	GBP	$4,426	USD	11/16/2026	$—	$(381)
Regions Bank	€22,000	EUR	$24,053	USD	12/16/2026	—	(2,585)
Regions Bank	€6,400	EUR	$6,936	USD	12/24/2026	—	(815)
Regions Bank	€24,300	EUR	$27,574	USD	4/14/2027	—	(1,977)
Regions Bank	€37,000	EUR	$43,453	USD	5/27/2027	—	(1,615)
Regions Bank	£16,900	GBP	$22,980	USD	6/16/2027	—	(188)
Regions Bank	€11,200	EUR	$13,483	USD	6/16/2027	—	(170)
						$—	$(7,731)
There were no outstanding forward currency contracts as of September 30, 2024.
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and nine months ended June 30, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign exchange	$(12,446)	$—	$(12,744)	$—

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Forward currency contracts	$179,933	$—	$92,670	$—
Interest Rate Swaps

In connection with the 2027 Tranche A Notes, 2029 Notes and 2030 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements with Macquarie Bank Limited (“Macquarie”), SMBC Capital Markets, Inc. (“SMBC”), Regions Bank (“Regions”) and Morgan Stanley Capital Services LLC (“Morgan Stanley”) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2027 Tranche A Notes, 2029 Notes and 2030 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2027 Tranche A Notes, 2029 Notes and 2030 Notes. The outstanding interest rate swap contracts as of June 30, 2025 and September 30, 2024 were as follows:

As of June 30, 2025
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	2027 Tranche A Notes	7.12%	3M SOFR+	2.5975%	9/18/2027	$225,000	$4,668	$—
SMBC Capital Markets, Inc.	2030 Notes	5.875%	D SOFR+	1.727%	5/1/2030	350,000	9,953	—
							$14,621	$—

Macquarie Bank Limited	2027 Tranche A Notes	7.12%	3M SOFR+	2.644%	9/20/2027	$75,000	$1,479	$—
Macquarie Bank Limited	2029 Notes	6.046%	3M SOFR+	2.770%	8/12/2029	150,000	—	(1,168)
							$1,479	$(1,168)

Regions Bank	2029 Notes	6.046%	3M SOFR+	2.7875%	8/12/2029	$350,000	$—	$(2,963)
							$—	$(2,963)

Morgan Stanley Capital Services LLC	2030 Notes	5.875%	D SOFR+	1.745%	5/1/2030	$150,000	$4,146	$—
							$4,146	$—

As of September 30, 2024
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	2027 Tranche A Notes	7.12%	3M SOFR+	2.5975%	9/18/2027	$225,000	$10,520	$—
							$10,520	$—

Macquarie Bank Limited	2027 Tranche A Notes	7.12%	3M SOFR+	2.644%	9/20/2027	$75,000	$2,351	$—
Macquarie Bank Limited	2029 Notes	6.046%	3M SOFR+	2.770%	8/12/2029	150,000	—	(247)
							$2,351	$(247)

Regions Bank	2029 Notes	6.046%	3M SOFR+	2.7875%	8/12/2029	$350,000	$—	$(1,963)
							$—	$(1,963)

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the three and nine months ended June 30, 2025, the net unrealized gain/(loss) related to the fair value hedge was $260 and $(2,487), respectively, which is

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. For both the three and nine months ended June 30, 2024, the net unrealized gain/(loss) related to the fair value hedge was $(232), which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. The table below presents the components of the net unrealized gain/(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and nine months ended June 30, 2025 and 2024.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Hedging instruments (Interest rate swaps)	$10,402	$1,459	$5,453	$1,459
Hedged items (Unsecured notes)	(10,142)	(1,691)	(7,940)	(1,691)
Fair market value adjustments for hedge accounting recognized in interest expense	$260	$(232)	$(2,487)	$(232)

The table below presents the carrying value of the 2027 Tranche A Notes, 2029 Notes and 2030 Notes as of June 30, 2025 and September 30, 2024 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of June 30, 2025		As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2027 Tranche A Notes	$305,686	$5,686	$308,872	$8,872
2029 Notes	492,794	(2,804)	494,984	169
2030 Notes	508,660	14,099	—	—

Offsetting Derivatives

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie, SMBC, Regions and Morgan Stanley (together with Macquarie, SMBC and Regions, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over-the-counter (“OTC”) derivatives, including forward currency contracts and interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement with SMBC permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. There was no collateral pledged for derivatives included in other assets on the Consolidated Statements of Financial Condition as of both June 30, 2025 and September 30, 2024. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2025 and September 30, 2024.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2025
Counterparty	Instrument	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Interest rate swaps	Net unrealized depreciation on derivatives	$—	$(2,963)	$(2,963)	$—	$(2,963)
Regions Bank	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(7,731)	(7,731)	—	(7,731)
SMBC Capital Markets, Inc.	Interest rate swaps	Net unrealized appreciation on derivatives	14,621	—	14,621	—	14,621
Macquarie Bank Limited	Interest rate swaps	Net unrealized appreciation on derivatives	1,479	(1,168)	311	—	311
Macquarie Bank Limited	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(1,260)	(1,260)	—	(1,260)
Morgan Stanley Capital Services LLC	Interest rate swaps	Net unrealized appreciation on derivatives	4,146	—	4,146	—	4,146
Morgan Stanley Capital Services LLC	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(3,753)	(3,753)	—	(3,753)

As of September 30, 2024
Counterparty	Instrument	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Interest rate swaps	Net unrealized depreciation on derivatives	$—	$(1,963)	$(1,963)	$—	$(1,963)
SMBC Capital Markets, Inc.	Interest rate swaps	Net unrealized appreciation on derivatives	10,520	—	10,520	—	10,520
Macquarie Bank Limited	Interest rate swaps	Net unrealized appreciation on derivatives	2,351	(247)	2,104	—	2,104
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the nine months ended June 30, 2025, certain debt investments with a fair value of $7,992 transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $22,872 transferred from Level 3 to Level 2 of the fair value hierarchy. During the nine months ended June 30, 2024, certain debt investments with a fair value of $8,846 transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $5,274 transferred from Level 2 to Level 3 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
available market quotations subject to review by an independent valuation firm. As of June 30, 2025, $1,319,408 and $5,350,935 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, $615,715 and $2,649,583 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of June 30, 2025 and September 30, 2024, all interest rate swaps were valued using Level 2 inputs and all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of June 30, 2025, all forward currency contracts were valued using Level 2 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2025 and September 30, 2024:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$1,319,408	$5,304,873	$6,624,281
Equity investments(1)	—	—	46,062	46,062
Money market funds(1)(2)	17,734	—	—	17,734
Interest rate swaps	—	20,246	—	20,246
Total assets, at fair value:	$17,734	$1,339,654	$5,350,935	$6,708,323
Liabilities, at fair value:
Forward currency contracts	$—	$(12,744)	$—	$(12,744)
Interest rate swaps	—	(4,131)	—	(4,131)
Total liabilities, at fair value:	$—	$(16,875)	$—	$(16,875)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$615,715	$2,638,140	$3,253,855
Equity investments(1)	—	—	11,443	11,443
Money market funds(1)(2)	93,069	—	—	93,069
Interest rate swaps	—	12,871	—	12,871
Total assets, at fair value:	$93,069	$628,586	$2,649,583	$3,371,238
Liabilities, at fair value:
Interest rate swaps	$—	$(2,210)	$—	$(2,210)
Total liabilities, at fair value:	$—	$(2,210)	$—	$(2,210)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2025 was $45,227 and $51,099, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2024 was $618 and $7,555, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2025 and 2024.

	For the nine months ended June 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,638,140	$11,443	$2,649,583
Net change in unrealized appreciation (depreciation) on investments	12,819	1,159	13,978
Net translation of investments in foreign currencies	35,679	—	35,679
Realized gain (loss) on investments	1	—	1
Realized gain (loss) on translation of investments in foreign currencies	(23)	—	(23)
Fundings of (proceeds from) revolving loans, net	8,896	—	8,896
Purchases and fundings of investments	2,879,760	32,811	2,912,571
PIK interest and non-cash dividends	14,928	649	15,577
Proceeds from principal payments and sales of portfolio investments	(280,015)	—	(280,015)
Accretion of discounts and amortization of premiums	9,568	—	9,568
Transfers into Level 3(1)	7,992	—	7,992
Transfers out of Level 3(1)	(22,872)	—	(22,872)
Fair value, end of period	$5,304,873	$46,062	$5,350,935

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$279,751	Yield analysis	Market interest rate	7.3% - 10.0% (8.4%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (14.4x)
	216,055	Broker quotes	Broker quotes	N/A
One stop loans(2)(3)	$4,715,601	Yield analysis	Market interest rate	3.8% - 20.0% (8.9%)
		Market comparable companies	EBITDA multiples	5.3x - 36.0x (16.6x)
		Market comparable companies	Revenue multiples	1.8x - 15.0x (8.5x)
Subordinated debt and second lien loans	$45,252	Yield analysis	Market interest rate	8.8% - 15.0% (9.8%)
		Market comparable companies	EBITDA multiples	13.0x - 24.0x (15.3x)
Structured finance note	$38,714	Broker quotes	Broker quotes	N/A
	9,500	Transactional value	Cost	N/A
Equity(4)	$46,062	Market comparable companies	EBITDA multiples	7.3x - 27.6x (19.3x)
			Revenue multiples	1.8x - 14.7x (10.7x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $4,189,388 and $526,213 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)$24,287 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $37,088 and $8,974 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$3,630,493	$3,651,447	$1,588,492	$1,594,735
Other short-term borrowings	27,707	27,707	—	—

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(1)As of June 30, 2025, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2027 Tranche A Notes, 2029 Notes and 2030 Notes. As of September 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2027 Tranche A Notes and 2029 Notes. See Note 5 for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2025, the Company’s asset coverage for borrowed amounts was 182.5%.

2023 Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consist of $395,500 of AAA Class A-1 Notes (the “Class A-1 Notes”), which bear interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 Notes (the “Class A-2 Notes”), which bear interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated notes, which do not bear interest (the “Subordinated 2023 Notes”). The Company indirectly retained all of the Subordinated 2023 Notes which were eliminated in consolidation. On September 9, 2024, the Company sold the previously retained Class A-2 Notes to a third party. The Class A-1 Notes and Class A-2 Notes are included in the June 30, 2025 and September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.

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

As of June 30, 2025 and September 30, 2024, there were 72 and 70 portfolio companies, respectively, with total fair value of $684,448 and $688,016, respectively, securing the 2023 Notes. The pool of loans in the 2023 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2023 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of June 30, 2025 based on the last interest rate reset was 4.3%.

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2023 Debt Securitization were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$7,327	$7,722	$22,675	$23,308
Accretion of discounts on notes issued	24	—	72	—
Amortization of debt issuance costs	112	112	336	337
Total interest and other debt financing expenses	$7,463	$7,834	$23,083	$23,645
Cash paid for interest expense	$7,340	$7,722	$23,721	$18,556
Annualized average stated interest rate	6.8%	7.9%	7.0%	7.9%
Average outstanding balance	$434,000	$395,500	$434,000	$395,500

As of June 30, 2025, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1 and A-2 Notes are as follows:

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

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. As of June 30, 2025, the SMBC Credit Facility allowed the Company to borrow up to $2,478,000 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions, which includes a term loan commitment of $87,500. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to $3,000,000. On November 22, 2024, the Company entered into the third amendment to the SMBC Credit Facility (the “Third SMBC Amendment”). The Third SMBC Amendment, among other things, (a) increased the total commitment facility amount from $1,115,000 to $1,240,000 through the addition of new lenders, (b) extended the maturity date to November 22, 2029, (c) reduced the applicable margin on borrowings under the SMBC Credit Facility to 0.875% for any ABR Loan (as defined in the SMBC Credit Facility) and 1.875% for any Term Benchmark Loan or RFR Loan (as defined in the SMBC Credit Facility) and (d) reduced the commitment fee on the daily unused portion of commitments to 0.35% per annum. On March 5, 2025, the Company entered into an agreement with new lenders to increase aggregate commitments under the SMBC Credit Facility from $1,240,000 to $1,440,000 through the accordion feature under the SMBC Credit Facility, which includes a term loan commitment that was increased from $37,500 to $50,000. On June 26, 2025, the Company entered into the fourth amendment to the SMBC Credit Facility (the “Fourth SMBC Amendment”). The Fourth SMBC Amendment, among other things, (a) increased the total commitment facility amount from $1,440,000 to $2,478,000 through the addition of a new lender and increased commitments from certain existing lenders, which includes a $37,500 term loan commitment and (b) increased the accordion feature, which allows the Company, under certain circumstances, to increase the total size of the facility to a total facility size of $3,000,000 from $2,000,000.

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

Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 0.875% or 1.875%. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars plus an adjustment of 0.10%, (ii) SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment of 0.0326%, (iii) EURIBOR with respect to any advances denominated in euros, (iv) CORRA with respect to any advances denominated in Canadian Dollars plus an adjustment of 0.29547% for one-month tenor loans and 0.32138% for three-month tenor loans, (v) the Bank Bill Swap Rate with respect to any advances denominated in Australian Dollars plus an adjustment of 0.20% and (vi) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies.
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

As of June 30, 2025 and September 30, 2024, the Company had outstanding debt of $1,465,885 and $223,854, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the SMBC Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$16,370	$6,782	$29,911	$17,571
Facility fees	366	296	1,801	939
Amortization of debt issuance costs	930	412	2,299	1,055
Total interest and other debt financing expenses	$17,666	$7,490	$34,011	$19,565
Cash paid for interest expense	$13,609	$7,113	$28,782	$17,978
Annualized average stated interest rate(1)	6.0%	7.3%	5.9%	7.4%
Average outstanding balance	$1,093,822	$375,648	$676,057	$318,450

(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

BANA Credit Facility: On May 9, 2025, GCRED Funding, a direct wholly-owned subsidiary of the Company, entered into a revolving credit and security agreement (the “BANA Credit Facility”) with the Company, as servicer, Bank of America, N.A., as administrative agent and sole lender, and Computershare Trust Company, N.A., as collateral custodian. Under the BANA Credit Facility, the lenders have agreed to extend credit to GCRED Funding in an aggregate principal amount of up to $500,000 as of May 9, 2025. GCRED Funding may request drawdowns under the BANA Credit Facility through May 9, 2028 and the BANA Credit Facility will mature on May 9, 2031, the sixth anniversary of the closing date of the BANA Credit Facility.

Borrowings under the BANA Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin, which is based on the composition of the portfolio and ranges from a floor of 1.70% per annum to 1.95% per annum. Additionally, GCRED Funding pays a commitment fee on the unused portion of commitments of (i) 0.25% per annum through September 9, 2025 and (ii) either 0.50% or 1.75% per annum, based on the amount of the unfunded commitments. A reduction fee may be payable in the event of any permanent reduction in commitments of the BANA Credit Facility.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The BANA Credit Facility is secured by all of the assets held by GCRED Funding. GCRED Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
The borrowings of the Company, including under BANA Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2025, the Company had $269,000 of outstanding debt under the BANA Credit Facility.
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the BANA Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$1,546	$—	$1,546	$—
Facility fees	122	—	122	—
Amortization of debt issuance costs	91	—	91	—
Total interest and other debt financing expenses	$1,759	$—	$1,759	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	6.3%	N/A	6.3%	N/A
Average outstanding balance	$97,626	$—	$32,542	$—

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

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$7,463	$3,352	$22,523	$3,352
Net contractual interest rate swap expense	(87)	331	165	331
Net (gain)/loss related to fair value hedge	(139)	232	3,537	232
Amortization of debt issuance costs	423	184	1,296	184
Total interest and other debt financing expenses	$7,660	$4,099	$27,521	$4,099
Cash paid (received) for interest expense(1)	$(1,073)	$448	$14,887	$448
Annualized average interest rate swap and stated interest rate(2)	6.9%	7.9%	7.1%	7.9%
Average outstanding balance	$427,049	$187,719	$427,840	$62,345

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.
(2)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2029 Notes: On September 12, 2024, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of June 30, 2025, the outstanding aggregate principal amount of the 2029 Notes was $500,000. The 2029 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029.

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

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$7,250	$—	$21,750	$—
Net contractual interest rate swap expense	1,399	—	4,951	—
Net (gain)/loss related to fair value hedge	(121)	—	(1,051)	—
Accretion of discounts on notes issued	261	—	783	—
Amortization of debt issuance costs	284	—	866	—
Total interest and other debt financing expenses	$9,073	$—	$27,299	$—
Cash paid (received) for interest expense(1)	$9,048	$—	$27,172	$—
Annualized average interest rate swap and stated interest rate	6.9%	N/A	7.1%	N/A
Average outstanding balance	$500,000	$—	$500,000	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2030 Notes: On February 24, 2025, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2030 Notes”). As of June 30, 2025, the outstanding aggregate principal amount of the 2030 Notes was $500,000. The 2030 Notes bear interest at a rate of 5.875% per year payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2025. The 2030 Notes mature on May 1, 2030.

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

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2030 Notes were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$7,348	$—	$10,367	$—
Net contractual interest rate swap expense	333	—	344	—
Net (gain)/loss related to fair value hedge	—	—	—	—
Accretion of discounts on notes issued	280	—	391	—
Amortization of debt issuance costs	291	—	417	—
Total interest and other debt financing expenses	$8,252	$—	$11,519	$—
Cash paid (received) for interest expense(1)	$5,579	$—	$5,579	$—
Annualized average interest rate swap and stated interest rate	6.2%	N/A	6.2%	N/A
Average outstanding balance	$500,000	$—	$232,601	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2025, permitted the Company to borrow up to $300,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). As of June 30, 2025, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 4.1%. As of June 30, 2025, the Company had outstanding debt of $26,000 under the Adviser Revolver. As of September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2025 and 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$535	$—	$535	$1
Cash paid for interest expense	—	—	—	1
Annualized average stated interest rate	4.1%	N/A	4.1%	5.0%
Average outstanding balance	$52,302	$—	$17,434	$38

Other Short-Term Borrowings: Borrowings with original maturities of less than one year are classified as short-term. The Company’s short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition. The Company includes other short-term borrowings in the balance of outstanding indebtedness in the calculation of the Company’s asset coverage requirement under the 1940 Act.

As of June 30, 2025, the Company had $27,707 of other short-term borrowings and the fair value of the loans associated with the short-term borrowings was $27,707. As of September 30, 2024, the Company had no short-term borrowings.

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$59	$—	$59	$—
Facility fees	—	—	—	—
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$59	$—	$59	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	5.5%	N/A	5.5%	N/A
Average outstanding balance	$4,263	$—	$1,421	$—

For the three and nine months ended June 30, 2025, the average total debt outstanding was $3,109,062 and $2,321,894, respectively. For the three and nine months ended June 30, 2024, the average total debt outstanding was $958,867 and $776,333, respectively.

For the three and nine months ended June 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, on the Company’s total debt was 6.8% and 7.1%, respectively. For the three and nine months ended June 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, on the Company’s total debt was 8.0% and 8.1%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2023 Debt Securitization(1)	$433,014	$—	$—	$—	$433,014
SMBC Credit Facility	1,465,885	—	—	1,465,885	—
BANA Credit Facility	269,000	—	—	—	269,000
2027 Notes(2)	435,140	—	435,140	—	—
2029 Notes(1)(2)	492,794	—	—	492,794	—
2030 Notes(1)(2)	508,660	—	—	508,660	—
Adviser Revolver	26,000	—	26,000	—	—
Other short-term borrowings	27,707	27,707	—	—	—
Total borrowings	$3,658,200	$27,707	$461,140	$2,467,339	$702,014

(1) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.
(2) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2025, the Company had outstanding commitments to fund investments totaling $1,475,002, including $380,300 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $676,610, including $174,900 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of June 30, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
	2025		2024
Per share data:(1)	Class I	Class S^^	Class I	Class S^^
Net asset value at beginning of period	$25.10	$25.10	$25.00	$25.17
Distributions declared:(2)
From net investment income - after tax	(1.73)	(1.57)	(1.97)	(0.61)
Net investment income - after tax	1.64	1.64	1.90	0.62
Net realized gain (loss) on investment transactions	(0.02)	(0.02)	(0.02)	(0.02)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.19	0.19	0.21	0.01
Distribution and shareholder servicing fees	—	(0.16)	—	(0.05)
Net asset value at end of period	$25.18	$25.18	$25.12	$25.12
Total return based on net asset value per share(4)	7.64%	6.74%	8.52%	2.20%
Number of common shares outstanding	114,728,035.032	5,997,598.867	53,635,734.336	1,444,919.231

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Nine months ended June 30,
	2025		2024
Listed below are supplemental data and ratios to the financial highlights:	Class I	Class S^^	Class I		Class S^^
Ratio of net investment income - after tax to average net assets*(5)	8.82%	8.00%	10.14%		8.97%
Ratio of total expenses to average net assets*(5)(6)(7)	10.23%	11.07%	9.80%		10.00%
Ratio of incentive fees to average net assets(6)	1.04%	1.04%	1.17%		1.00%
Ratio of excise tax to average net assets(6)	—%	—%	0.01%	0.00	% ^
Ratio of net expenses to average net assets*(5)(6)(7)	10.23%	11.07%	9.80%		10.00%
Ratio of total expenses (without incentive fees) to average net assets*(5)(7)	9.19%	10.03%	8.63%		9.00%
Total return based on average net asset value(5)(8)	7.27%	6.64%	8.22%		6.36%
Total return based on average net asset value - annualized*(5)(8)	9.72%	8.88%	10.98%		8.50%
Net assets at end of period	$2,888,342	$150,992	$1,347,108		$36,288
Average debt outstanding(9)	$2,321,894	$2,321,894	$776,333		$776,333
Average debt outstanding per share(9)	$24.70	$24.70	$19.94		$19.94
Portfolio Turnover*(9)	10.40%	10.40%	21.68%		21.68%
Asset coverage ratio(9)(10)	182.47%	182.47%	203.26%		203.26%
Asset coverage ratio per unit(9)(11)	$1,825	$1,825	$2,033		$2,033
Average market value per unit(9)(12):
2023 Debt Securitization	N/A	N/A	N/A		N/A
SMBC Credit Facility	N/A	N/A	N/A		N/A
BANA Credit Facility	N/A	N/A	N/A		N/A
2027 Notes	N/A	N/A	N/A		N/A
2029 Notes	$987	$987	N/A		N/A
2030 Notes	$996	$996	N/A		N/A
Adviser Revolver	N/A	N/A	N/A		N/A
Other Short-Term Borrowings	N/A	N/A	N/A		N/A

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
(7)The calculation excludes the net effect of expense support and expense support recoupment, which represented 0.00% and 0.02% of average net assets for the nine months ended June 30, 2025 and 2024, respectively.
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

The following table summarizes the Common Shares issued and net proceeds from the Public Offering during the nine months ended June 30, 2025 and 2024.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended June 30, 2025
October 1, 2024	3,715,048.849	$93,248
November 1, 2024	3,559,514.265	89,201
December 1, 2024	4,109,876.708	103,076
January 1, 2025	3,649,429.106	91,747
February 1, 2025	5,145,177.451	129,247
March 1, 2025	6,030,716.003	151,371
April 1, 2025	8,959,075.895	224,425
May 1, 2025	6,848,522.938	171,418
June 1, 2025	5,795,241.067	145,518
	47,812,602.282	$1,199,251

For the nine months ended June 30, 2024
November 1, 2023	97,680.000	$2,442
December 1, 2023	1,094,615.081	27,442
January 1, 2024	9,936,232.788	249,101
February 1, 2024	1,705,939.025	42,683
March 1, 2024	2,456,196.864	61,552
April 1, 2024	4,020,367.842	101,193
May 1, 2024	3,923,079.849	98,666
June 1, 2024	3,510,784.993	88,437
	26,744,896.442	$671,516

	Class S
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended June 30, 2025
October 1, 2024	362,866.736	$9,108
November 1, 2024	223,271.196	5,595
December 1, 2024	198,547.367	4,980
January 1, 2025	419,296.357	10,541
February 1, 2025	300,705.861	7,553
March 1, 2025	627,888.448	15,760
April 1, 2025	581,309.743	14,562
May 1, 2025	197,193.372	4,936
June 1, 2025	437,176.431	10,978
	3,348,255.511	$84,013

For the nine months ended June 30, 2024
April 1, 2024	814,973.864	$20,513
May 1, 2024	228,279.932	5,741
June 1, 2024	392,250.097	9,880
	1,435,503.893	$36,134

In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
following table summarizes the net offering price per share of Common Shares in the Public Offering during the nine months ended June 30, 2025 and 2024.

	Net Offering Price Per Share
For the Month Ended	Class I	Class S
For the nine months ended June 30, 2025
October 31, 2024	$25.06	$25.06
November 30, 2024	25.08	25.08
December 31, 2024	25.14	25.14
January 31, 2025	25.12	25.12
February 28, 2025	25.10	25.10
March 31, 2025	25.05	25.05
April 30, 2025	25.03	25.03
May 31, 2025	25.11	25.11
June 30, 2025	25.18	25.18

For the nine months ended June 30, 2024
October 31, 2023	$25.00	$—
November 30, 2023	25.07	—
December 31, 2023	25.07	—
January 31, 2024	25.02	—
February 29, 2024	25.06	—
March 31, 2024	25.17	—
April 30, 2024	25.15	25.15
May 31, 2024	25.19	25.19
June 30, 2024	25.12	25.12

Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2025 and 2024.

Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the nine months ended June 30, 2025
August 2, 2024	October 31, 2024	November 27, 2024	70,286,774.355	$0.2200	$—	$0.2200	$15,463
November 14, 2024	November 30, 2024	December 27, 2024	73,471,107.297	0.1875	—	0.1875	13,776
November 14, 2024	December 30, 2024	January 30, 2025	77,769,569.568	0.1875	0.0050	0.1925	14,971
November 14, 2024	January 31, 2025	February 27, 2025	81,622,147.624	0.1875	—	0.1875	15,305
February 3, 2025	February 28, 2025	March 28, 2025	86,802,913.346	0.1875	—	0.1875	16,276
February 3, 2025	March 31, 2025	April 29, 2025	93,061,716.578	0.1875	—	0.1875	17,449
February 3, 2025	April 30, 2025	May 30, 2025	102,268,310.265	0.1875	—	0.1875	19,175
May 2, 2025	May 31, 2025	June 27, 2025	108,654,328.393	0.1875	—	0.1875	20,372
May 2, 2025	June 30, 2025	July 30, 2025	114,728,035.032	0.1875	—	0.1875	21,511
Total dividends declared for the nine months ended June 30, 2025							$154,298

For the nine months ended June 30, 2024
August 3, 2023	October 31, 2023	November 29, 2023	26,194,330.889	$0.2100	$—	$0.2100	$5,501
November 17, 2023	November 30, 2023	December 29, 2023	26,353,713.391	0.2200	—	0.2200	5,798
November 17, 2023	December 30, 2023	January 30, 2024	27,513,765.783	0.2200	—	0.2200	6,053

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

November 17, 2023	January 31, 2024	February 28, 2024	37,521,105.819	0.2200	—	0.2200	8,255
February 2, 2024	February 29, 2024	March 29, 2024	39,279,712.403	0.2200	—	0.2200	8,641
February 2, 2024	March 31, 2024	April 29, 2024	41,822,979.970	0.2200	—	0.2200	9,201
February 2, 2024	April 30, 2024	May 30, 2024	45,942,385.416	0.2200	—	0.2200	10,107
May 3, 2024	May 31, 2024	June 28, 2024	49,987,591.040	0.2200	—	0.2200	10,997
May 3, 2024	June 30, 2024	July 30, 2024	53,635,734.336	0.2200	—	0.2200	11,800
Total dividends declared for the nine months ended June 30, 2024							$76,353

Class S
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the nine months ended June 30, 2025
August 2, 2024	October 31, 2024	November 27, 2024	3,007,320.468	$0.2022	$—	$0.2022	$608
November 14, 2024	November 30, 2024	December 27, 2024	3,243,641.371	0.1697	—	0.1697	551
November 14, 2024	December 30, 2024	January 30, 2025	3,453,828.187	0.1697	0.0050	0.1747	603
November 14, 2024	January 31, 2025	February 27, 2025	3,886,006.125	0.1697	—	0.1697	660
February 3, 2025	February 28, 2025	March 28, 2025	4,196,829.365	0.1697	—	0.1697	712
February 3, 2025	March 31, 2025	April 29, 2025	4,840,168.159	0.1697	—	0.1697	822
February 3, 2025	April 30, 2025	May 30, 2025	5,439,734.002	0.1698	—	0.1698	923
May 2, 2025	May 31, 2025	June 27, 2025	5,538,806.682	0.1698	—	0.1698	940
May 2, 2025	June 30, 2025	July 30, 2025	5,997,598.867	0.1697	—	0.1697	1,018
Total dividends declared for the nine months ended June 30, 2025							$6,837

For the nine months ended June 30, 2024
April 19, 2024	April 30, 2024	May 30, 2024	814,973.864	$0.2022	$—	$0.2022	$165
May 3, 2024	May 31, 2024	June 28, 2024	1,047,494.875	0.2022	—	0.2022	212
May 3, 2024	June 30, 2024	July 30, 2024	1,444,919.231	0.2022	—	0.2022	292
Total dividends declared for the nine months ended June 30, 2024							$669

(1) Distribution per share is net of shareholder servicing and/or distribution fees.
The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2025 and 2024.

Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the nine months ended June 30, 2025
October 30, 2024	197,076.899	$25.10	$4,946
November 27, 2024	216,447.740	25.06	5,424
December 27, 2024	188,585.563	25.08	4,730
January 30, 2025	203,148.950	25.14	5,107
February 27, 2025	208,604.546	25.12	5,240
March 28, 2025	228,087.229	25.10	5,725
April 29, 2025	247,571.209	25.05	6,202
May 30, 2025	264,308.663	25.03	6,616
June 27, 2025	278,358.696	25.11	6,990
	2,032,189.495		$50,980

For the nine months ended June 30, 2024
October 30, 2023	60,820.367	$25.00	$1,521
November 29, 2023	61,702.502	25.00	1,543

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

December 29, 2023	65,437.311	25.07	1,640
January 30, 2024	71,107.248	25.07	1,782
February 28, 2024	79,967.559	25.02	2,001
March 29, 2024	87,070.703	25.06	2,182
April 29, 2024	99,037.604	25.17	2,493
May 30, 2024	122,125.775	25.15	3,071
June 28, 2024	137,358.303	25.19	3,460
	784,627.372		$19,693

Class S
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the nine months ended June 30, 2025
October 30, 2024	10,731.076	$25.10	$269
November 27, 2024	13,049.707	25.06	327
December 27, 2024	11,639.449	25.08	292
January 30, 2025	12,881.581	25.14	324
February 27, 2025	14,028.533	25.12	353
March 28, 2025	15,450.346	25.10	388
April 29, 2025	18,256.100	25.05	457
May 30, 2025	20,858.571	25.03	522
June 27, 2025	21,615.754	25.11	542
	138,511.117		$3,474

For the nine months ended June 30, 2024
May 30, 2024	4,241.079	$25.15	$107
June 28, 2024	5,174.259	25.19	130
	9,415.338		$237
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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table presents share repurchases completed under the share repurchase program during the nine months ended June 30, 2025 and 2024.

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)
For the nine months ended June 30, 2025
November 1, 2024	591,629.063	0.86%	$25.10	September 30, 2024	$14,847	—
February 3, 2025	176,927.429	0.22%	25.14	December 31, 2024	4,438	—
May 1, 2025	845,739.277	0.86%	25.03	March 31, 2025	21,066	—
	1,614,295.769				$40,351	—

For the nine months ended June 30, 2024
February 1, 2024	27,300.000	0.10%	$25.07	December 31, 2023	$670	—
	27,300.000				$670	—

(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
	Class I	Class S	Class I	Class S
Earnings available to shareholders	$75,013	$3,597	$29,949	$584
Basic and diluted weighted average shares outstanding	108,311,465	5,638,955	49,746,544	1,098,972
Basic and diluted earnings per share	$0.69	$0.64	$0.60	$0.53

	Nine months ended June 30,
	2025		2024
	Class I	Class S	Class I	Class S
Earnings available to shareholders	$163,462	$7,298	$79,586	$584
Basic and diluted weighted average shares outstanding	89,605,075	4,383,384	38,574,063	1,098,972
Basic and diluted earnings per share	$1.82	$1.66	$2.06	$0.53

Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective July 1, 2025
Class I	$547,101
Class S	$10,018
Approximate subscriptions effective August 1, 2025
Class I	$308,506
Class S	$17,697

On July 23, 2025, the Company completed an offering of $500,000 aggregate principal amount of its 5.450% notes due 2028 (the “2028 Notes”). The 2028 Notes will mature on August 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price. The 2028 Notes bear interest at a rate of 5.450% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2026. The 2028 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2028 Notes.

On July 16, 2025, the Company entered into an interest rate swap agreement on the 2028 Notes with SMBC as counterparty. Under the terms of the agreement with SMBC, the Company (i) receives a fixed interest rate of 5.45% and (ii) pays SMBC a floating interest rate of three-month SOFR plus 1.834% on the $500,000 of 2028 Notes. The Company designated this interest rate swap as a qualifying fair value hedge accounting relationship.

On July 30, 2025, the Company issued 291,683 Class I Shares and 23,376 Class S Shares through the DRIP.

The Company repurchased 1,500,579.800 of its Class I Shares and 42,147.972 of its Class S Shares pursuant to the tender offer to repurchase up to 5% of its Class I Shares and Class S Shares outstanding as of March 31, 2025 that commenced on June 25, 2025 and closed on August 1, 2025.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
May 2, 2025	July 31, 2025	August 29, 2025	$0.1875
August 1, 2025	August 31, 2025	September 29, 2025	$0.1875
August 1, 2025	August 31, 2025	September 29, 2025	$0.0125
August 1, 2025	September 30, 2025	October 30, 2025	$0.1875
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875
Class S Distributions
May 2, 2025	July 31, 2025	August 29, 2025	$0.1875
August 1, 2025	August 31, 2025	September 29, 2025	$0.1875
August 1, 2025	August 31, 2025	September 29, 2025	$0.0125
August 1, 2025	September 30, 2025	October 30, 2025	$0.1875
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we could also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. Our portfolio may also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of April 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

(1) Capital under management is a gross measure of invested capital including leverage as of April 1, 2025.

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
As of June 30, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of June 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$1,802,861	27.0%	$726,380	22.2%
One stop	4,715,601	70.7	2,517,780	77.1
Second lien	31,527	0.5	5,937	0.2
Subordinated debt	13,725	0.2	3,758	0.1
Structured finance note	60,567	0.9	—	—
Equity	46,062	0.7	11,443	0.4
Total	$6,670,343	100.0%	$3,265,298	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2025 and September 30, 2024, one stop loans included $473.1 million and $257.8 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of June 30, 2025 and September 30, 2024, senior secured loans included $1,523.1 million and $667.3 million, respectively, of BSL loans at fair value.
As of June 30, 2025 and September 30, 2024, we had debt and equity investments in 346 and 249 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average income yield(1)*	9.6%	9.7%	9.8%	11.5%
Weighted average investment income yield(2)*	9.8%	10.0%	10.1%	12.0%
Weighted average income yield of total investments(3)*	9.5%	9.7%	9.8%	11.4%
Weighted average investment income yield of total investments(4)*	9.8%	9.9%	10.0%	11.9%

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

Recent Developments

We received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective July 1, 2025
Class I	$547.1 million
Class S	$10.0 million
Approximate subscriptions effective August 1, 2025
Class I	$308.5 million
Class S	$17.7 million

On July 23, 2025, we completed an offering of $500.0 million aggregate principal amount of our 5.450% notes due 2028 (the “2028 Notes”). The 2028 Notes will mature on August 15, 2028 and may be redeemed in whole or in part at the our option at any time or from time to time at the applicable redemption price. The 2028 Notes bear interest at a rate of 5.450% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2026. The 2028 Notes are our general unsecured obligations that rank senior in right of payment to all our future indebtedness that is expressly subordinated in right of payment to the 2028 Notes.

On July 16, 2025, we entered into an interest rate swap agreement on the 2028 Notes with SMBC as counterparty. Under the terms of the agreement with SMBC, we (i) receive a fixed interest rate of 5.45% and (ii) pay SMBC a floating interest rate of three-month SOFR plus 1.834% on the $500.0 million of 2028 Notes. We designated this interest rate swap as a qualifying fair value hedge accounting relationship.

On July 30, 2025, we issued 291,683 Class I Shares and 23,376 Class S Shares through the DRIP.

We repurchased 1,500,579.800 of our Class I Shares and 42,147.972 of our Class S Shares pursuant to the tender offer to repurchase up to 5% of our Class I Shares and Class S Shares outstanding as of March 31, 2025 that commenced on June 25, 2025 and closed on August 1, 2025.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
May 2, 2025	July 31, 2025	August 29, 2025	$0.1875
August 1, 2025	August 31, 2025	September 29, 2025	$0.1875
August 1, 2025	August 31, 2025	September 29, 2025	$0.0125
August 1, 2025	September 30, 2025	October 30, 2025	$0.1875
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875
Class S Distributions
May 2, 2025	July 31, 2025	August 29, 2025	$0.1875
August 1, 2025	August 31, 2025	September 29, 2025	$0.1875
August 1, 2025	August 31, 2025	September 29, 2025	$0.0125
August 1, 2025	September 30, 2025	October 30, 2025	$0.1875
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875

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
Consolidated operating results for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Interest income	$132,414	$97,279	$35,135	$315,162	$139,059	$176,103
Payment-in-kind interest income	5,748	4,817	931	15,222	3,772	11,450
Accretion of discounts and amortization of premiums	3,886	3,123	763	9,747	5,722	4,025
Non-cash dividend income	435	108	327	649	—	649
Dividend income	1	—	1	1	—	1
Fee income	696	282	414	1,255	351	904
Total investment income	143,180	105,609	37,571	342,036	148,904	193,132
Net expenses	77,914	55,370	22,544	187,192	74,703	112,489
Net investment income - before tax	65,266	50,239	15,027	154,844	74,201	80,643
Excise tax	—	—	—	—	109	(109)
Net investment income - after tax	65,266	50,239	15,027	154,844	74,092	80,752
Net realized gain (loss) on investment transactions	(1,455)	145	(1,600)	(1,893)	(887)	(1,006)
Net change in unrealized appreciation (depreciation) on investment transactions	14,799	(7,673)	22,472	17,809	6,965	10,844
Net increase in net assets resulting from operations	$78,610	$42,711	$35,899	$170,760	$80,170	$90,590
Average earning debt investments, at fair value	$5,819,334	$4,287,227	$1,532,107	$4,531,197	$1,660,050	$2,871,147
Average earning preferred equity investments, at fair value	$17,654	$3,536	$14,118	$8,204	$—	$8,204

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

Investment Income

Investment income increased from the three months ended March 31, 2025 to the three months ended June 30, 2025 by $37.6 million, primarily due to (i) an increase in interest income due to an increase in the average earning debt investments balance of $1.5 billion and, to a lesser extent, (ii) an increase in non-cash dividend income due to an increase the average earning preferred equity investments balance of $14.1 million and (iii) an increase in discount amortization acceleration and non-recurring amendment and prepayment fees driven by repayments.
Investment income increased from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 by $193.1 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $2.9 billion that was partially offset by declining interest base rates.
The annualized income yield by debt security type for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Senior secured	8.2%	8.1%	8.4%	9.8%
One stop	10.0%	10.0%	10.1%	11.6%
Second lien	13.1%	13.2%	13.2%	14.5%
Subordinated debt	11.6%	11.5%	11.4%	14.3%
Structured finance note	8.3%	—%	8.3%	—%

The income yield on senior secured loans increased for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 due to delayed compensation, or the net contractual interest accrued on unsettled BSL loans, accrued for the three months ended June 30, 2025. The income yield on one stop loans remained relatively flat for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The income yield on senior secured and one stop loans decreased for nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024 primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 94.6% of our loan portfolio at fair value as of June 30, 2025 is subject to an interest rate floor. As of June 30, 2025 and September 30, 2024, the weighted average base floor of our loans was 0.59% and 0.67%, respectively.

As of June 30, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Interest expense and other debt financing expenses	$50,336	$35,263	$15,073	$120,481	$45,734	$74,747
Amortization of deferred debt issuance costs	2,131	1,687	444	5,305	1,576	3,729
Base management fee	8,873	7,055	1,818	21,990	9,124	12,866
Income incentive fee	9,604	7,074	2,530	22,505	10,723	11,782
Capital gain incentive fee accrual under GAAP	1,666	(945)	2,611	1,994	693	1,301
Professional fees	3,332	3,553	(221)	9,939	5,041	4,898
Administrative service fee	1,507	1,269	238	3,753	1,213	2,540
General and administrative expenses	163	184	(21)	521	322	199
Distribution and shareholder servicing fees	302	230	72	704	59	645
Expense support	—	—	—	—	(667)	667
Expense support recoupment	—	—	—	—	885	(885)
Net expenses	$77,914	$55,370	$22,544	$187,192	$74,703	$112,489
Average debt outstanding	$3,109,062	$2,124,666	$984,396	$2,321,894	$776,333	$1,545,561

Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $15.5 million from the three months ended March 31, 2025 to the three months ended June 30, 2025 primarily due to increased interest expense due to an increase in average debt outstanding of $984.4 million that was partially offset by (i) borrowings on the Adviser Revolver (as defined in Note 7 of our consolidated financial statements) that bear interest at the short-term Applicable Federal Rate and (ii) short-term borrowings for investments sold under repurchase agreements with an effective annualized interest rate of 5.5%.
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $78.5 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025, primarily due to increased interest expense due to an increase in average debt outstanding of $1,546 million that was partially offset by decreasing interest base rates on borrowings from our floating debt facilities. For more information about our outstanding borrowings for the nine months ended June 30, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended June 30, 2025 and March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, on our total debt was 6.8% and 7.1%, respectively. For the nine months ended June 30, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, on our total debt was 7.1% and 8.1%, respectively.
The effective average interest rate decreased from the three months ended June 30, 2025 compared to the three months ended March 31, 2025 primarily due to borrowings on (i) our Adviser Revolver and (ii) short-term borrowings. The effective average interest rate decreased from the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024 primarily due to declining interest base interest rates on our borrowings.
Management Fees
The base management fee increased as a result of an increase in average net assets for the three months ended March 31, 2025 to the three months ended June 30, 2025 and the nine months ended June 30, 2024 to the nine months ended June 30, 2025.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased from the three months ended June 30, 2025 compared to the three months ended March 31, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $1.5 billion. The Income Incentive Fee increased from the nine months ended June 30, 2024 compared to the nine months ended June 30, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $2.9 billion. For each of the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement.

As of June 30, 2025 and September 30, 2024, there was $2.8 million and $0.8 million, respectively, of capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the three months ended June 30, 2025, the accrual of capital gain incentive fee under GAAP of $1.7 million that was primarily due to $13.3 million of net unrealized and realized gains during the period. For the three months ended March 31, 2025, we recorded a reversal of capital gain incentive fee under GAAP of $0.9 million that was primarily due to $7.5 million of net unrealized and realized losses during the period. For the nine months ended June 30, 2025, the accrual of capital gain incentive fee under GAAP of $2.0 million was primarily due to $15.9 million of net unrealized and realized gains recognized during the period. For the nine months ended June 30, 2024, the accrual of capital gain incentive fee under GAAP of $0.7 million was primarily due to $6.1 million of net unrealized and realized gains recognized during the period.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2025 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

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
In total, professional fees, the administrative service fee, and general and administrative expenses decreased by less than $0.1 million from the three months ended March 31, 2025 to the three months ended June 30, 2025 primarily due to a decrease in professional fees and general and administrative expenses that were partially offset by a higher administrative expenses associated with servicing a growing portfolio.
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $7.6 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2025 and March 31, 2025 were $3.3 million and $3.2 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2025 and 2024 were $9.3 million and $4.1 million, respectively.

As of June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $4.5 million and $3.8 million, respectively (which includes $1.0 million of unreimbursed Expense Support Payments as of both June 30, 2025 and September 30, 2024), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Net realized gain (loss) on investments	$2	$2	$—	$(1)	$(607)	$606
Net realized gain (loss) on foreign currency transactions	(1,457)	143	(1,600)	(1,892)	(280)	(1,612)
Net realized gain (loss) on investment transactions	$(1,455)	$145	$(1,600)	$(1,893)	$(887)	$(1,006)
Unrealized appreciation from investments	$24,376	$9,686	$14,690	$32,037	$17,176	$14,861
Unrealized (depreciation) from investments	(11,153)	(18,119)	6,966	(16,335)	(10,527)	(5,808)
Unrealized appreciation (depreciation) from forward currency contracts	(12,446)	(1,897)	(10,549)	(12,744)	—	(12,744)
Unrealized appreciation (depreciation) on foreign currency translation	14,022	2,657	11,365	14,851	316	14,535
Net change in unrealized appreciation (depreciation) on investment transactions	$14,799	$(7,673)	$22,472	$17,809	$6,965	$10,844

During the three months ended June 30, 2025, we had a net realized loss of $1.5 million, primarily driven by a net realized loss on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended March 31, 2025, we had a net realized gain of $0.1 million primarily driven by a net realized gain on the translation of foreign currency amounts and transactions into U.S. dollars.

During the nine months ended June 30, 2025, we had a net realized loss of $1.9 million primarily driven by a net realized loss on the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2024, we had a net realized loss of $0.9 million, primarily driven by realized losses recognized on the sale of BSL loans and realized losses on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by net realized gains recognized on the partial sale of BSL loans.

For the three months ended June 30, 2025, we had $24.4 million in unrealized appreciation on 206 portfolio company investments, which was offset by $11.2 million in unrealized depreciation on 161 portfolio company investments. For the three months ended March 31, 2025, we had $9.7 million in unrealized appreciation on 67 portfolio company investments, which was offset by $18.1 million in unrealized depreciation on 254 portfolio company investments. For the nine months ended June 30, 2025, we had $32.0 million in unrealized appreciation on 233 portfolio company investments, which was offset by $16.3 million in unrealized depreciation on 134 portfolio company investments. For the nine months ended June 30, 2024, we had $17.2 million in unrealized appreciation on 177 portfolio company investments, which was offset by $10.5 million in unrealized depreciation on 66 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2025 primarily resulted from our BSL portfolio that benefited from opportunistic secondary purchases in April 2025 and the subsequent rise in market pricing during May and June 2025. Unrealized appreciation for the three months ended March 31, 2025 primarily resulted from fair valuing recent originations up to or near par and solid borrower credit trends across our portfolio. Unrealized appreciation for the nine months ended June 30, 2025 primarily resulted from the rise in market prices of our BSL portfolio and fair valuing recent originations up to or near par. Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the three months ended June 30, 2025 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the three months ended March 31, 2025 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2025 primarily resulted from amortization of discounts on originated loans during the year, isolated deterioration in the credit performance of certain portfolio companies and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from isolated deterioration in the credit performance of a portfolio company that was moved to non-accrual status and decreases in the market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the nine months ended June 30, 2025, we experienced a net decrease in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $85.7 million. During the period, cash used in operating activities was $3,248.0 million, primarily as a result of purchases and fundings of portfolio investments of $3,688.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $368.7 million. During the same period, cash provided by financing activities was $3,162.3 million, primarily driven by borrowings on debt of $4,121.2 million and proceeds from the issuance of common shares of $1,283.3 million, that were partially offset by repayments of debt of $2,110.7 million and distributions paid of $99.3 million.

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

As of June 30, 2025 and September 30, 2024, we had cash and cash equivalents of $71.6 million and $170.6 million, respectively. In addition, as of June 30, 2025 and September 30, 2024, we had foreign currencies of $4.8 million and $2.6 million, respectively, and restricted cash and cash equivalents of $27.3 million and $16.4 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility, which, as of June 30, 2025, allowed us to borrow up to $2,478.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2025 and September 30, 2024, we had outstanding debt under the SMBC Credit Facility of $1,465.9 million and $223.9 million, respectively. As of June 30, 2025 and September 30, 2024, subject to leverage and borrowing base restrictions, we had $1,012.1 million and $891.1 million, respectively, of remaining commitments and $1,011.5 million and $677.2 million, respectively, of availability on the SMBC Credit Facility.

BANA Credit Facility - On May 9, 2025, we entered into the BANA Credit Facility, which, as of June 30, 2025, allowed us to borrow up to $500.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2025, we had outstanding debt under the BANA Credit Facility of $269.0 million. As of June 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $231.0 million of remaining commitments and $16.0 million of availability on the BANA Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of June 30, 2025, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of June 30, 2025, we had outstanding debt of $26.0 million under the Adviser Revolver. As of September 30, 2024, we had no amount outstanding under the Adviser Revolver.

Debt Securitizations
2023 Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. On September 9, 2024, we sold the previously retained Class A-2 Notes to a third party. The Class A-1 and Class A-2 Notes are included in the June 30, 2025 and September 30, 2024 Consolidated Statements of Financial Condition as our debt. The Subordinated 2023 Notes were eliminated in consolidation. As of June 30, 2025 and September 30, 2024, we had outstanding debt under the 2023 Debt Securitization of $433.0 million and $432.9 million, respectively.

2027 Notes

On May 22, 2024, we entered into a master note purchase agreement governing the issuance of the 2027 Notes. Each of the 2027 Tranche A Notes, 2027 Tranche B Notes and 2027 Tranche C Notes remained outstanding as our debt as of June 30, 2025 and September 30, 2024.

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

2029 Notes

On September 12, 2024, we issued $500.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of June 30, 2025 and September 30, 2024.

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

2030 Notes

On February 24, 2025, we issued $500.0 million in aggregate principal amount of the 2030 Notes, all of which remained outstanding as our debt as of June 30, 2025.

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

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 182.5% and 1.21x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.18x as of June 30, 2025.

As of June 30, 2025 and September 30, 2024, we had outstanding commitments to fund investments totaling $1,475.0 million and $676.6 million, respectively. As of June 30, 2025, total commitments included $380.3 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2025, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2025 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2025. As of June 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Credit Facility, BANA Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding derivatives as of June 30, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2025 and September 30, 2024, we had investments in 346 and 249 portfolio companies, respectively, with a total fair value of $6,670.3 million and $3,265.3 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended				Nine months ended
	June 30, 2025		March 31, 2025		June 30, 2025		June 30, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$638,855	30.8%	$431,839	32.2%	$1,240,050	27.3%	$489,785	23.5%
One stop	1,339,468	64.5	902,029	67.4	3,166,067	69.8	1,586,360	76.1
Second lien	—	—	—	—	22,696	0.5	5,730	0.3
Subordinated debt	11,849	0.6	—	—	11,849	0.3	100	0.0 *
Structured finance note	60,425	2.9	—	—	60,425	1.3	—	—
Equity	25,729	1.2	5,425	0.4	34,685	0.8	2,372	0.1
Total new investment commitments	$2,076,326	100.0%	$1,339,293	100.0%	$4,535,772	100.0%	$2,084,347	100.0%

* Represents an amount less than 0.1%

For the nine months ended June 30, 2025, we had approximately $368.7 million in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2024, we had approximately $282.8 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$1,805,172	$1,800,004	$1,802,861	$728,440	$727,390	$726,380
One stop	4,741,376	4,650,373	4,715,601	2,538,097	2,498,133	2,517,780
Second lien	31,527	31,294	31,527	5,937	5,895	5,937
Subordinated debt	13,815	13,218	13,725	3,794	3,651	3,758
Structured finance note	60,425	60,384	60,567	—	—	—
Equity	N/A	44,815	46,062	N/A	11,355	11,443
Total	$6,652,315	$6,600,088	$6,670,343	$3,276,268	$3,246,424	$3,265,298

(1)As of June 30, 2025, $722.6 million and $727.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2024, $383.9 million and $384.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of June 30, 2025 and September 30, 2024, we had no loans on non-accrual status. As of June 30, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.6% and 99.3%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate investments and fees of middle-market (“MM”) investments originated and weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average rate of new MM investment fundings	9.1%	9.7%	9.3%	10.8%
Weighted average spread over the applicable base rate of new floating rate MM investment fundings	5.1%	5.4%	5.1%	5.6%
Weighted average fees of new MM investment fundings	0.6%	0.8%	0.7%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	9.2%	9.0%	9.6%	9.4%

As of June 30, 2025, 94.8% and 94.6% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 96.1% and 96.0% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $85.7 million and $75.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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
1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans, broadly syndicated loans and structured finance notes and (iii) portfolio companies with any loans on non-accrual status.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our Board review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025			As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$68,585		1.0%	$10,543	0.3%
4	6,495,348		97.4	3,169,294	97.1
3	106,410		1.6	85,461	2.6
2	0	*	0.0 ^	—	—
1	—		—	—	—
Total	$6,670,343		100.0%	$3,265,298	100.0%

* Represents an amount less than $1.
^ Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2025 and September 30, 2024.

	Average Price[1]
Category	As of June 30, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	99.5%
Internal Performance Rating 3 (Performing Below Expectations)	91.4	91.7
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.6%	99.3%

(1)Includes only debt investments held as of June 30, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•On July 3, 2023, we entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. As of June 30, 2025, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver.
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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the nine months ended June 30, 2025, certain debt investments with a fair value of $8.0 million transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $22.9 million transferred from Level 3 to Level 2 of the fair value hierarchy. During the nine months ended June 30, 2024, certain debt investments with a fair value of $8.8 million transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $5.3 million transferred from Level 2 to Level 3 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2025, $1,319.4 million and $5,350.9 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, $615.7 million and $2,649.6 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of June 30, 2025 and September 30, 2024, all interest rate swaps were valued using Level 2 inputs and all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs. As of June 30, 2025, all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of June 30, 2025 and September 30, 2024, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2025, we did not record any U.S. federal excise tax. For the three months ended June 30, 2024, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2024, we recorded $0.1 million for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.59% and 0.67%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 7 of our consolidated financial statements), the BANA Credit Facility has a floating rate applicable to the currency of such borrowing, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A-1 Notes and Class A-2 Notes issued in connection with the 2023 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the 2027 Tranche B Notes and 2027 Tranche C Notes

have floating rate interest provisions based on SOFR and EURIBOR, respectively. We have entered into two interest rate swaps on the 2027 Tranche A Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.5975% and three-month SOFR plus a spread of 2.644%. We have entered into two interest rate swaps on the 2029 Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.7875% and three-month SOFR plus a spread of 2.770%. We have entered into two interest rate swaps on the 2030 Notes which have floating rate provisions based on SOFR plus a spread of 1.727% and SOFR plus a spread of 1.745%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(131,660)	$(72,419)	$(59,241)
Down 150 basis points	(99,030)	(54,314)	(44,716)
Down 100 basis points	(66,196)	(36,210)	(29,986)
Down 50 basis points	(33,109)	(18,105)	(15,004)
Up 50 basis points	33,109	18,105	15,004
Up 100 basis points	66,218	36,210	30,008
Up 150 basis points	99,327	54,314	45,013
Up 200 basis points	132,436	72,419	60,017

(1) Assumes applicable three-month base rate as of June 30, 2025, with the exception of SONIA and Prime that utilize the June 30, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the BANA Credit Facility, the Adviser Revolver, the 2023 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.1	Indenture, dated as of September 12, 2024, by and between Golub Capital Private Credit Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.2	Third Supplemental Indenture, dated as of July 23, 2025, by and between Golub Capital Private Credit Fund and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025).
4.3	Form of Global Note with respect to 5.450% notes due 2028 sold in reliance on Rule 144A under the Securities Act (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025).
4.4	Form of Global Note with respect to 5.450% notes due 2028 sold in reliance on Regulation S under the Securities Act (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025).
4.5	Registration Rights Agreement, dated as of July 23, 2025, by and among Golub Capital Private Credit Fund and Wells Fargo Securities, LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC and Truist Securities, Inc., as representatives of the Initial Purchasers.(incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025).
10.1	Credit Agreement, dated May 9, 2025, by and among GCRED Funding, the Company, Bank of America, and Computershare Trust Company, N.A., as collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K
(File No. 814-00794), filed on May 15, 2025).
10.2	Fourth Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, the Second Amendment thereto, dated as of July 24, 2024, and the Third Amendment thereto, dated as of November 22, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 27, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: August 12, 2025	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)