Form 10-K
period 2025-09-30
Golub Capital Private Credit Fund
filed 2025-11-25
CIK 1930087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2025, there was no established public market for the Registrant's common shares.
The number of shares of the Registrant's common shares, $0.01 par value, outstanding as of November 25, 2025 was 164,583,056 and 8,449,812 of Class I and Class S common shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2025.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•“we,” “us,” “our”, “Company” and “GCRED” refer to Golub Capital Private Credit Fund, a Delaware statutory trust, and its consolidated subsidiaries;

•“GCRED Holdings” refers to GCRED Holdings LLC, a Delaware LLC, our direct subsidiary;

•“GCRED Holdings 2” refers to GCRED Holdings 2, LLC, a Delaware LLC, our direct subsidiary;

•“2025 CLO Depositor” refers to Golub Capital Private Credit Fund CLO 2 Depositor, a Delaware statutory trust, our direct subsidiary;

•“2025 Issuer” refers to Golub Capital Private Credit Fund CLO 2, a Delaware statutory trust, our indirect subsidiary;

•“2025-R CLO Depositor” refers to Golub Capital Private Credit Fund CLO Depositor, a Delaware statutory trust, our direct subsidiary, and together with the 2025 CLO Depositor, the “CLO Depositors”, and each, a “CLO Depositor”;

•“2025-R Issuer” refers to Golub Capital Private Credit Fund CLO-R, a Delaware statutory trust, our indirect subsidiary, formerly Golub Capital Private Credit Fund CLO, a Delaware statutory trust (the “2023 Issuer”) and formerly GCP SG Warehouse 2022-1, a Delaware statutory trust (the "CLO Vehicle");

•“GC Advisors” refers to GC Advisors LLC, our investment adviser;

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors and which allowed for borrowing up to $300.0 million as of September 30, 2025;

•“Common Shares” refers to our common shares of beneficial interest, par value $0.01 per share, including our Class S common shares (“Class S Shares”), Class D common shares (“Class D Shares”) and Class I common shares (“Class I Shares”);

•“2025 Debt Securitization” refers to the $868.6 million term debt securitization that we completed on September 18, 2025, in which the 2025 Issuer issued an aggregate of $564.4 million of notes, or the “2025 Notes”), including $430.0 million of Class A-1 Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month Secured Overnight Financing Rate or “SOFR” plus 1.47%, $14.4 million of Class A-2 Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.65%, $59.7 million of Class B Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.80%, $60.3 million of Class C Secured Deferrable Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.86%, together with the Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes, the “Secured 2025 Notes”, and approximately $209.1 million of Subordinated 2025 Notes, which do not bear interest; in addition, the 2025 Issuer incurred $95.0 million of secured loans, including $60.0 million of Class A-1L-1 Senior Secured Floating Rate 2025 Loans, which bear interest at the three-month SOFR plus 1.47%, $10.0 million of Class A-1L-2 Senior Secured Floating Rate 2025 Loans, which bear interest at the three-month SOFR plus 1.47%, $20.0 million of Class A-2L Senior Secured Floating Rate 2025 Loans, which bear interest at the three-month SOFR plus 1.65% and $5.0 million of Class B-L Senior Secured Floating Rate 2025 Loans, which bear interest at the three-month SOFR plus 1.80%, together with the Class A-1L-1 2025 Loans, the Class A-1L-2 2025 Loans, the Class A-2L 2025 Loans, the “Secured 2025 Loans” (the “2025 Debt Securitization”);

•“2023 Debt Securitization” refers to the $693.6 million term debt securitization that we completed on September 21, 2023, in which the 2023 Issuer issued an aggregate of $434.0 million of notes, or the “2023 Notes,” including $395.5 million of Class A-1 Senior Secured Floating Rate Notes, which bore interest at the three-month Secured Overnight Financing Rate or “SOFR” plus 2.40% and $38.5 million of Class A-2 Senior Secured Floating Rate Notes, which bore interest at the three-month SOFR plus 2.30%, the Class A-2 Notes, together with the Class A-1 Notes are referred to as the “Secured 2023 Notes”, and approximately $259.6 million of Subordinated 2023 Notes, which did not bear interest. On September 25, 2025, the Company completed a $931.6 million term debt securitization that redeemed all of the notes under the 2023 Debt Securitization (the “2025-R Debt Securitization”);

•“2025-R Debt Securitization” refers to the $931.6 million term debt securitization that we completed on September 25, 2025, in which the 2025-R Issuer issued an aggregate of $645.9 million of notes, or the “2025 Reset Notes,” including $500.0 million of Class A-1R 2025 Reset Notes, which bear interest at the three-month SOFR plus 1.45%, $76.2 million of Class A-2R 2025 Reset Notes, which bear interest at the three-month SOFR plus 1.65%, $69.7 million of Class B-R 2025 Reset Notes, which bear interest at the three-month SOFR plus 1.48%, together with the Class A-1R 2025 Reset Notes and Class A-2R 2025 Reset Notes, the “Secured 2025 Reset Notes” and approximately $285.7 million of Subordinated Notes, which do not bear interest (together with the 2023 Debt Securitization and the 2025 Debt Securitization, the “Debt Securitizations”);

•“BANA Credit Facility” refers to the revolving credit and security agreement that GCRED Funding, a direct wholly-owned subsidiary of the Company, entered into on May 9, 2025 by and among Bank of America, N.A., as administrative agent and sole lender, the Company as servicer, and Computershare Trust Company, N.A., as collateral custodian, that as of September 30, 2025, allowed for borrowing up to $500.0 million. Borrowings under the BANA Credit Facility accrue interest at a floating rate applicable to the currency of such borrowing (for U.S. dollar-denominated borrowings, three-month term SOFR plus an applicable margin ranging from 1.70% to 1.95%), subject to leverage and borrowing base restrictions;

•“SMBC Credit Facility” refers to the senior secured revolving credit facility that the Company, as borrower, entered into on September 6, 2023 by and among Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto, that as of September 30, 2025, allowed for borrowing up to $1,115.0 million. Borrowings under the SMBC Credit Facility bear interest at the applicable base rate plus a margin of either 2.00% or 2.125%, subject to compliance with a borrowing base test. The applicable base rate under the SMBC Credit Facility is (i) SOFR with respect to any advances denominated in U.S. dollars, (ii) the Sterling Overnight Index Average or “SONIA” with respect to any advances denominated in U.K. pound sterling, (iii) EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the SMBC Credit Facility for borrowings in other currencies;

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

•“2028 Notes” refers to the $500.0 million in aggregate principal amount of unsecured notes issued by GCRED on July 23, 2025. The 2028 Notes bear interest at a rate of 5.450% per year payable semiannually in arrears on February 15 and August 15 of each year, commencing on February 15, 2026. The 2028 Notes mature on August 15, 2028;

•“2029 Notes” refers to the $500.0 million in aggregate principal amount of unsecured notes issued by GCRED on September 12, 2024. The 2029 Notes bear interest at a rate of 5.800% per year payable semiannually in arrears on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029;

•“2030 Notes” refers to the $500.0 million in aggregate principal amount of unsecured notes issued by GCRED on February 24, 2025. The 2030 Notes bear interest at a rate of 5.875% per year payable semiannually in arrears on May 1 and November 1 of each year, commencing on November 1, 2025. The 2030 Notes mature on May 1, 2030;

•“Unsecured Notes” refers, collectively, to the 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes;

•“Public Offering” refers to an offering registered with the Securities and Exchange Commission (the “SEC”) where the Company offers on a continuous basis up to $5.0 billion of Common Shares. The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares with, among others, different ongoing shareholder servicing and/or distribution fees;

•“Share Purchase and Sale Agreement” refers to the agreement entered by and among the Company, GCP HS Fund, a Delaware statutory trust, GCP CLO Holdings Sub LP, an exempted limited partnership registered in the Cayman Islands (each, a “Seller” and, collectively, “Sellers”), and GC Advisors. Pursuant to the Share Purchase and Sale Agreement, the Company acquired all of the assets and liabilities of the CLO Vehicle through the purchase from the Sellers of 100% of the beneficial interests in, and 100% of the subordinated notes issued by the CLO Vehicle;

•“Investment Advisory Agreement” refers to the advisory agreement by and between us and GC Advisors, dated as of April 28, 2023, as amended and restated on November 14, 2025; and

•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

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

Our investment objective is to generate current income and capital appreciation. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we may also invest in liquid credit instruments, including secured floating rate syndicated loans, securitized products and corporate bonds, and we expect that, as a general matter, our portfolio will initially be comprised of a greater percentage of such instruments than it will as our investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. Our portfolio may also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies that had over $85.0 billion of capital under management as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We seek to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) directly or indirectly in private credit investments (loans, bonds and other credit and related instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. We expect to make investments that typically have position sizes under 1% of our portfolio, on average. We expect to selectively invest more than 1% of our portfolio in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which could result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization.

We intend to primarily invest in U.S. middle-market companies and, to the extent we invest in foreign companies, we intend to do so in accordance with the limits of the 1940 Act applicable to business development companies and only in jurisdictions with, in our view, established legal frameworks and a history of respecting creditors rights as well as investment grade sovereign credit ratings, which generally includes countries that are members of the Organisation for Economic Co-operation and Development such as the United Kingdom, countries that are members of the European Union, as well as Canada, Australia and Japan, among others. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds affiliated with Golub Capital. From time to time, we may co-invest with other funds affiliated with Golub Capital.

We generally invest in instruments that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These instruments, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment.

We have financed, and may continue to finance, our investments with borrowed money. The amount of leverage that we employ will depend on GC Advisors’ and our board of trustees’ (the “Board”) assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.85x to 1.25x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions. We could issue senior debt securities to banks, insurance companies and other lenders, issue unsecured debt or notes through one or more wholly-owned collateralized loan obligations, or CLOs and/or enter into reverse repurchase agreements or similar transactions. Under the terms of our Declaration of Trust, the Board may authorize us to issue preferred shares in one or more classes or series without shareholder approval, to the extent permitted by the 1940 Act.

In addition, investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold.

We have entered and, in the future, could again engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. We have used and could in the future use, for example, instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. There can be no assurance any hedging strategy we employ will be successful.

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

Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the income and capital gains incentive fee payable by us to GC Advisors. The base management fee paid to GC Advisors is calculated based on the value of our net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. The Board is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent trustees periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent trustees consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and pursuant to a staffing agreement, or the Staffing Agreement, Golub Capital LLC makes experienced investment professionals available to GC Advisors and provides access to the senior investment personnel of Golub Capital LLC and its affiliates. The Staffing Agreement provides GC Advisors with access to deal flow generated by Golub Capital LLC and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably over any given time period. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital LLC’s investment professionals.

Our Administrator

Golub Capital LLC, our Administrator and an affiliate of GC Advisors, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses (subject to the review and approval of our independent trustees) we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2025, Golub Capital had over $85.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2025, Golub Capital had more than 230 investment professionals supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

(1) PitchBook LCD, “High-End Middle Market Lending Review Q4 2024” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by Lawrence E. Golub, chief executive officer of GC Advisors and our president and chief executive officer, David B. Golub. As of September 30, 2025, Golub Capital’s more than 230 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (iv) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and in the case of GBDC, whose shares of common stock are publicly-traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2025 for senior secured loans of up to $500.0 million for leveraged buyouts ranked by number of deals completed, based on London Stock Exchange Group (“LSEG”) Data & Analytics and Golub Capital internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market, allowing it to be highly selective in the transactions it pursues.

Disciplined Investment and Underwriting Process. GC Advisors utilizes the established investment process of Golub Capital for reviewing lending opportunities, structuring transactions and monitoring investments. Using its disciplined approach to lending, GC Advisors seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and the implementation of restrictive debt covenants. We expect that GC Advisors will select borrowers whose businesses will retain significant value, even in a depressed market or a distressed sale. GC Advisors intends to reduce risk further by focusing on repeat transactions with proven, successful sponsors. While emphasizing thorough credit analysis, GC Advisors intends to maintain strong relationships with sponsors by offering rapid initial feedback from senior investment professionals on each investment opportunity.

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination. GC Advisors sources investment opportunities through access to a network of over 36,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,700 loans/transactions at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe, Asia and the Middle East. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

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

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and the Board review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	As of September 30, 2025		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$285,612	3.3%	$10,543	0.3%
4	8,135,488	95.1	3,169,294	97.1
3	131,770	1.6	85,461	2.6
2	2,381	0.0 *	—	—
1	—	—	—	—
Total	$8,555,251	100.0%	$3,265,298	100.0%

* Represents an amount less than 0.1%

Investment Committee

GC Advisors’ investment committee, which is comprised of officers of GC Advisors, evaluates and approves all of our investments, subject to the oversight of the Board. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements. Investment teams and investment committees responsible for an area of investment may include investment professionals and senior management from among one or more of GC Advisors and its affiliates.

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

Investments

We invest primarily in first lien, senior secured loans in middle-market companies in industries that we believe are recession resistant. In addition, we seek to have a portfolio of first-lien, senior secured loans to borrowers believed to be insulated from the effects of economic disruptions. Under normal conditions, we expect to make investments that typically have position sizes under 1% of our portfolio, on average. We expect to selectively invest more than 1% of our portfolio in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which could result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2025, as well as the top ten industries in which we were invested as of September 30, 2025, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
MYOB Invest Co Pty Ltd	$166,823	1.9%
Denali Intermediate Holdings, Inc.	144,844	1.7
Modernizing Medicine, Inc.	142,450	1.7
Denali Bidco Limited	128,475	1.5
Crumbl Enterprises, LLC	116,994	1.4
RJW Group Holdings, Inc.	106,153	1.2
BHG Holdings, LLC	103,236	1.2
ReliaQuest Holdings, LLC	98,825	1.2
Maverick Bidco Inc.	98,395	1.2
Consilio Midco Limited	97,648	1.1
	$1,203,843	14.1%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Software	$1,729,397	20.2%
Hotels, Restaurants & Leisure	581,461	6.8
Healthcare Providers & Services	535,199	6.3
Diversified Financial Services	513,068	6.0
Insurance	496,022	5.8
Healthcare Technology	467,734	5.5
Diversified Consumer Services	376,480	4.4
Healthcare Equipment & Supplies	369,814	4.3
IT Services	360,665	4.2
Specialty Retail	360,091	4.2
	$5,789,931	67.7%

Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We could receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by the Board, including our independent trustees.
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
We use the expertise of the investment professionals of Golub Capital and its affiliates to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the senior members of Golub Capital and its affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. See “Risk Factors - Risks Relating to our Business and Structure - We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Administration
We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. Our business and affairs are managed under the direction of the Board. We have a chief executive officer, chief financial officer, chief operating officer, chief compliance officer, managing directors and an associate director, and to the extent necessary, the Board can elect to appoint additional officers going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Management Agreements — Administration Agreement.”

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

We are subject to risks relating to our business and structure

•We are a relatively new company with a limited operating history and there is no assurance that we will achieve our investment objective.
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
•To the extent consistent with GC Advisors’ fiduciary duties, GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
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
•We are subject to certain risks related to our ability to qualify as a regulated investment company (“RIC”) and to related regulations governing our operation as a business development company.
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with the Unsecured Notes, the Debt Securitizations (as defined below) and the Revolving Credit Facilities.
•The majority of our portfolio investments are valued using the investment’s fair value as determined in good faith by GC Advisors, our valuation designee (the “Valuation Designee”), subject to oversight by the Board, and, as a result, there could be uncertainty as to the value of our portfolio investments.
•The Board could change our investment objective, operating policies and strategies without prior notice or shareholder approval.
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
•Fair valuation of our assets may differ from the values that could be, or ultimately are, realized upon sale or otherwise updated by additional information.
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
•The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•If we default on our obligations to pay our other indebtedness, we could be unable to make payments on the Unsecured Notes.
•We may form one or more additional CLOs, which may subject us to certain risks including structured financing risks, currency risks, subordination risks, amongst others.
•We can enter into reverse repurchase agreements, which are another form of leverage.
•We are subject to risks associated with any credit facility that utilizes a Funding Subsidiary (defined below) as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.

MANAGEMENT AGREEMENTS
GC Advisors is located at 200 Park Avenue, 25th Floor, New York, NY 10166. GC Advisors is registered as an investment adviser under the Advisers Act. GC Advisors is controlled by Lawrence E. Golub and David B. Golub and the beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts for the benefit of Lawrence E. Golub and David B. Golub and their respective families. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of the Board and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:
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

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial two year term and thereafter shall continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our trustees who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and can be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Approval of the Investment Advisory Agreement

At a meeting of the Board held in May 2025, the Board voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

Based on the information reviewed and the considerations detailed above, the Board, including all of the trustees who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided.

Administration Agreement

Pursuant to the Administration Agreement, dated as of April 28, 2023 and as amended and restated on November 14, 2025, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees or arranges for the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our shareholders and reports filed with the SEC. In addition, the Administrator will assist us in determining and publishing our net asset value, or NAV, and net offering price, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain sub-administrators to assist in providing administrative services to us. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The Board reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. At a meeting of the Board held in May 2025, the Board voted unanimously to re-approve the Administration Agreement for a one-year period. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Managing Dealer Agreement

We have entered into a managing dealer agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of our Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including a $0.3 million fixed managing dealer fee that was payable for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne indirectly by all shareholders of the Company.

The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

At a meeting of the Board held in May 2025, the Board voted unanimously to re-approve the Managing Dealer Agreement for an additional one-year period. The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of our trustees who are not “interested persons”, as defined in the 1940 Act, and who have no direct or indirect financial interest in the operation of our distribution and servicing plan or the Managing Dealer Agreement or by vote a majority of our outstanding voting securities, on not more than 60 days’ written notice to the Managing Dealer or GC Advisors. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan

On April 4, 2023, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”) and on May 2, 2025 the Distribution and Servicing Plan was amended and approved for an additional one-year period. The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S Shares, Class D Shares and Class I Shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

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

Public Offering Escrow Agreement

We entered into an escrow agreement (the “Public Offering Escrow Agreement”) with UMB Bank, N.A.. We will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least 100 investors in such class (the “Minimum Shareholder Amount”) and the Board has authorized the release of the funds in the escrow account. If, as of the close of business on the one year anniversary of the commencement of the offering, we have not satisfied the Minimum Shareholder Amount, the escrow agent will promptly send investors a full refund of their investment with interest and without deduction for escrow expenses. If we break escrow for its offering, interest earned on funds in escrow will be released to our account and constitute part of our net assets.

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

We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly-traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common shares if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our shareholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to business development companies was 200%. The SBCAA permits a business development company to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. In other words, under the 1940 Act, we are able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. On May 17, 2023, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As of September 30, 2025, our asset coverage for borrowed amounts was 184.7%.

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

We consolidate our financial results with all of our wholly-owned subsidiaries, including but not limited to, GCRED Holdings, GCRED Holdings 2, the 2025-R Issuer, formerly the 2023 Issuer and the CLO Vehicle, the 2025-R CLO Depositor, formerly the CLO Depositor, the 2025 Issuer and the 2025 CLO Depositor for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

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

We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

GC Advisors and its affiliates, as well as certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC that permits us, among other things, to co-invest alongside these other funds and accounts, in certain privately placed investments that involve the negotiation of certain terms of the securities to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and other funds and accounts sponsored or managed by of GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Common Shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, U.S. shareholders (as defined below) that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar, financial institutions and persons that hold our Common Shares as a position in a “straddle”, “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. This summary assumes that investors hold our Common Shares as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
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

A “Non-U.S. shareholder” is a beneficial owner of our Common Shares that is for U.S. federal income tax purposes an individual, corporation, estate or trust and is not a U.S. shareholder.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute to our shareholders in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years, or the Excise Tax Avoidance Requirement. For these purposes, we will deemed to have distributed any net ordinary income or capital gain net income on which we incurred federal income tax.

Taxation as a RIC

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, which is defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute as dividends for U.S. federal income tax purposes to our shareholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our shareholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or securities or foreign currencies, or other income derived with respect to our business of investing in such stock, or securities or currencies, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% or more of their gross income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of each taxable year:
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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Furthermore, we have elected to amortize market discount and include such amounts in our taxable income on a current basis, instead of upon disposition of the applicable debt obligation. Because any original issue discount or market discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement or may become subject to U.S. federal income tax or U.S. federal excise tax. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

If we acquire shares in a passive foreign investment company, or PFIC, we could be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to shareholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Our ability to make this election will depend on factors beyond our control, and is subject to restrictions which could limit the availability of the benefit of this election. Alternatively, we could elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Under either election, we could be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the distribution requirements under U.S. federal excise tax rules.

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

Some of the income and fees that we recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not be qualifying income for purposes of the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we could be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to incur a liability for U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

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

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to shareholders in computing our taxable income, nor would such distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate shareholders would be eligible to claim the dividends received deduction with respect to such dividends and non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, in order to qualify as a RIC in a subsequent taxable year, we could be subject to regular corporate income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Shareholders

Distributions by us generally are taxable to U.S. shareholders and generally will be characterized as either ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses, and determined without regard to any deduction for dividends paid) will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional Common Shares. To the extent such distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally will be eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the shareholder’s income exceeds certain threshold amounts. To the extent such distributions paid by us to corporate shareholders are attributable to dividends from U.S. corporations and if certain holding period and other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate shareholders as well as will not be eligible for the corporate dividends received deduction.

Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” to a U.S. shareholder generally will be characterized as long-term capital gains. Capital gain dividends distributed to U.S. shareholders, other than corporations, are generally subject to a maximum U.S. federal income tax rate of either 15% or 20%, depending on whether the shareholder’s income exceeds certain threshold amounts, regardless of the U.S. shareholder’s holding period for the shareholder’s Common Shares and regardless of whether paid in cash or reinvested in additional Common Shares. Capital gain dividends distributed to U.S. shareholders classified as corporations for U.S. federal income tax purposes are generally subject to U.S. federal income tax at rates applicable to ordinary income. Distributions in excess of our earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such shareholder’s Common Shares and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. shareholder. Shareholders receiving dividends or distributions in newly issued Common Shares will generally be treated as receiving a dividend or distribution in the amount of cash that they would have received if they had elected to receive the dividend or distribution in cash, and should have a cost basis of such amount.

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

Subject to the discussion of repurchases below, a U.S. shareholder generally will recognize capital gain or loss if the shareholder sells or otherwise disposes of their Common Shares. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the shareholder has held their Common Shares for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of our Common Shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of our Common Shares could be disallowed if our Common Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the Common Shares acquired will be increased to reflect the disallowed loss.

We have commenced a share repurchase program in which we offer to repurchase our Common Shares each quarter. U.S. shareholders who tender all of our Common Shares held, or considered to be held, by them (and do not own any preferred shares of ours) will be treated as having sold their Common Shares and generally will realize a capital gain or loss. If a U.S. shareholder tenders fewer than all of its Common Shares or fewer than all Common Shares tendered are repurchased, such shareholder may be treated as having received a taxable dividend upon the tender of its Common Shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their Common Shares or fewer than all of whose Common Shares are repurchased, in each case whose percentage interests in us increase as a result of such tender, will be treated as having received a taxable distribution from us.

In general, individual U.S. shareholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. shareholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our Common Shares. Such rate is generally lower than the maximum U.S. federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. shareholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate shareholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally can deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate shareholder in excess of $3,000 generally could be carried forward and used in subsequent tax years as provided in the Code. Corporate shareholders generally cannot deduct any net capital losses for a tax year, but can carry back such losses for three tax years or carry forward such losses for five tax years. Dividends distributed by us generally will not be eligible for the dividends received deduction or the lower tax rates applicable to qualified dividend income.

We will provide to each of our U.S. shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. shareholder’s taxable income for such calendar year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. shareholder’s particular situation.

The relevant withholding agent could be required to withhold U.S. federal income tax, or backup withholding, currently at a rate of 24%, from all taxable distributions to any non-corporate U.S. shareholder (1) who fails to furnish a correct taxpayer identification number or a certification that such shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies such withholding agent that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is the taxpayer’s social security number.

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

Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. shareholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. shareholders directly) generally will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. shareholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. For a corporate Non-U.S. shareholder, distributions (both actual and deemed) and gains realized upon the sale of our Common Shares that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). In each such case, we will not be required to withhold U.S. federal income tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends received by a Non-U.S. shareholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term gain” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of our Common Shares held through an intermediary, the intermediary could withhold U.S. federal income tax even if we reported the payment as having been derived from qualified net interest income or from qualified short-term gain. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term gain, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.
Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder, and gains realized by a Non-U.S. shareholder upon the sale or other disposition of our Common Shares, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case could be, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States (in which case such distributions or gains will generally be subject to tax in the same manner as effectively connected distributions of investment company taxable income as described above) or, in the case of an individual Non-U.S. shareholder, the shareholder is present in the United States for 183 days or more during the year of the sale, other disposition or capital gain dividend and if certain other conditions are met.
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
A Non-U.S. shareholder could be subject to backup withholding of U.S. federal income tax on dividends unless the Non-U.S. shareholder provides the applicable withholding agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. shareholder or otherwise establishes an exemption from backup withholding.
Pursuant to the Foreign Account Tax Compliance Act, or FATCA, the applicable withholding agent is generally required to withhold U.S. tax (at a 30% rate) with respect to payments of dividends paid to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported for “foreign financial institutions” (as specifically defined in the Code) includes the identity and taxpayer identification number of each account holder that is a “specified United States person” or “United States owned foreign entity” (each as defined in the Code) and transaction activity within the holder’s account. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. Shareholders could be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.

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

Risks Related to Our Business and Structure

We are a relatively new company with a limited operating history and there is no assurance that we will achieve our investment objective.
GCRED is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) with limited prior operating history. As a result, prospective investors have little track record or history on which to base their investment decision. We were formed in May 2022 and did not commence operations until June 30, 2023. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially or become worthless. Further, GC Advisors has not previously offered a non-traded business development company. While we believe that the past professional experiences of GC Advisors’ investment team, including investment and financial experience of the GC Advisors’ senior management, will increase the likelihood that the GC Advisors will be able to manage GCRED successfully, there can be no assurance that this will be the case.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor. Although generally decelerating, inflation remains above the U.S.
Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward.
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
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase in the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our NAV. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our Common Shares.

Conversely, in a period of declining interest rates, certain obligations will be paid off by the obligor more quickly than originally anticipated, and GCRED could have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments tends to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by GCRED to generally be at lower rates of return than the return on the investments that were prepaid.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States.
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
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure collateralized loan obligations (“CLOs”), credit facilities or other forms of leverage, such as repurchase financings.
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “covenant-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions could also result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.

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
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates which have been experienced in the United States and many other countries around the world in recent years make it more difficult for borrowers to repay debt, which could increase the risk of repayment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. In periods of falling interest rates, the probability that loans will be pre-paid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that we might not be able to invest in new loans on the same terms, or at all. If we cannot invest in new loans on terms that are the same or better than the investments that are repaid, our operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for us for the same level of risk. We could therefore need to invest in riskier loans to achieve the same level of returns.

We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of our Board, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments.
We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of the Board and additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If these sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, sponsors likely would be unable to provide the same level of managerial, operating or financial support to these portfolio companies, resulting in an increased risk of default by such portfolio companies.
Additionally, increased or changed regulations to which private equity sponsors are subject could impact how they do business. We could have exposure to private equity sponsor controlled companies that have completed one or more dividend recapitalizations, thereby allowing such sponsors to substantially reduce or eliminate their net investments in underlying portfolio companies. These investments generally present different investment characteristics than investments where private equity sponsors retain significant net contributed capital positions in the underlying portfolio companies. These investments could experience a higher rate of default. Even when a default does not occur, a private equity sponsor could be less willing to provide ongoing financial support to a portfolio company after it has received one or more capital distributions on its investment.
We believe that purchase price multiples of companies (as measured, in general terms, by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are very high by historical standards. When determining the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a borrower to which we are directly or indirectly exposed experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us.

We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and, in some instances, approvals by trustees who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.

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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our shareholders. Economic disruption and uncertainty precipitated by certain events, including, for example, public health crises, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. Furthermore, there is an incentive for GC Advisors’ personnel to devote resources, time and attention to investments or business lines based on the possibility of earning fees or other benefits associated with such investments or business lines, even though such investments or business lines might be of little or no benefit to any particular clients of GC Advisors, including GCRED. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.

Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GDLC, GBDC 4, GDLCU and multiple private funds and separate accounts that pursue an investment strategy similar to or overlapping with ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, we may receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage, and/or receive larger allocations relative to our size as compared to allocations to larger accounts. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.

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
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our shareholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. The Board is charged with protecting our shareholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.

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
The Board may amend or suspend the share repurchase program at any time in its discretion. Shareholders may not be able to sell shares on a timely basis in the event the Board amends or suspends the share repurchase program, absent a liquidity event. We currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. In the event the amount of Common Shares tendered exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis based on the total number of Common Shares tendered. There is also a risk that some shareholders, in anticipation of proration, could tender more Common Shares than they wish to have repurchased in a particular tender offer, thereby increasing the likelihood that proration will occur. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

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
The majority of our portfolio investments are in the form of securities that are not publicly-traded. The fair value of such instruments could be difficult to determine. As a result, the Valuation Designee, subject to oversight by the Board, determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates and not readily observable values. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed.
If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected. In connection with that determination, the Valuation Designee will provide the Board with quarterly, annual and additional reporting, as needed, in accordance with valuation procedures approved by the Board. The participation of GC

Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our net assets and our incentive fees are based, in part, on unrealized gains and losses.

Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent, fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that the Board must monitor.

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

We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, the staff of the SEC (the “Staff”) interpretations and/or any co-investment exemptive relief order from the SEC, as applicable. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other Clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other Clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Furthermore, we may receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage, and/or receive larger allocations relative to our size as compared to allocations to larger accounts. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata in proportion to the level of investment that we and any other accounts initially sought, subject to compliance with the terms of any co-investment exemptive relief from the SEC.. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
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
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
We expect to co-invest on a concurrent basis with other affiliates of GC Advisors, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates have received exemptive relief from the SEC that permits us, among other things, to co-invest with other funds and accounts managed by GC Advisors or its affiliates, in certain privately placed investments that involve the negotiation of certain terms of the securities to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.
GC Advisors could determine that we should not participate in certain transactions and for certain other transactions, GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.

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
GC Advisors will generally not make any investment on behalf of us that it does not believe to be in our best interest viewed on an overall basis. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes could increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.

GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains several major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include, but are not limited to, reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
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
Golub Capital could engage in any number of strategic transactions, which could be material and which could include, for example, acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures, or a fund that pursues a strategy that is different than what Golub Capital has historically focused on. Golub Capital has also previously sold passive, non-voting minority stakes in its management companies and could sell further stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GCRED.
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
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to formal and informal inquiries, audits and reviews and could be subject to regulatory investigations and enforcement actions, in each case, from numerous regulatory authorities. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act, the rules adopted thereunder and SEC or Staff interpretations thereof, all of which are subject to change. Unpublished or changing Staff interpretations could contradict the advice of our outside counsel, which could expose us and GC Advisors to regulatory scrutiny. There can be no assurance that we and our affiliates will avoid regulatory investigations or enforcement actions. Changes in regulation or regulatory interpretations could increase the costs and risks to which we and our clients are subject.
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
In order to qualify for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of our net short-term capital gains over our net long-term capital losses), determined without regard to any deduction for dividends paid, to our shareholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for taxation as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify for taxation as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our shareholders. To qualify for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify for taxation as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders. See “Business —Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC—Taxation as a RIC.”

We could need to raise additional capital to grow because we must distribute most of our income.
We could need additional capital to fund new investments and grow our portfolio of investments. We may access the capital markets to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify for taxation as a RIC, we are required to distribute to our shareholders each taxable year an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as accrued market discount, as well as income attributable to debt instruments with PIK interest, preferred shares with PIK dividends and zero-coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
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
In such a case, we could have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify for taxation as a RIC and thus become subject to corporate-level income tax. See “Business —Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC—Taxation as a RIC.”

Our shareholders could receive our Common Shares as distributions, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in our Common Shares at the election of each shareholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company to distribute its own shares as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is currently required to be at least 20% of the aggregate declared distribution. The IRS has also issued private letter rulings on cash/share dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in shares) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes.
As a result, shareholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received.

Potential changes to tax laws could affect the tax treatment of an investment in GCRED.
It is possible that the current U.S. federal, state, local, or non-U.S. income tax treatment of an investment in GCRED will be modified by legislative, administrative, or judicial action in the future, possibly with a retroactive effect. For example, legislation enacted in July 2025 includes significant modifications to existing U.S. federal income tax rules. Any other new tax laws, regulations or interpretations thereof could affect the taxation of GCRED or its shareholders, and the impact of any potential tax law changes on an investment in GCRED is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact of any such changes on their investment in GCRED.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We could issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our initial shareholder of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of May 18, 2023, under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a debt-to-equity ratio of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to a BDC. In other words, we are able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2025, we had $4,699.7 million of outstanding borrowings, including $1,155.1 million outstanding under our Debt Securitizations (defined below).
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
We are not generally able to issue and sell our Common Shares at a price below NAV per share. We could, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Shares if the Board determines that such sale is in the best interests of us and our shareholders, and, in certain cases, if our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Shares or securities convertible into, or exchangeable for, our Common Shares, then the percentage ownership of our shareholders at that time would decrease, and holders of our Common Shares could experience dilution.

We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and the Board’s assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.85x to 1.25x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
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

We could issue senior debt securities to banks, insurance companies and other lenders, issue unsecured debt or notes through one or more wholly-owned CLOs and/or enter into reverse repurchase agreements or similar transactions. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common shareholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Common Shares or any outstanding preferred shares. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
If we are unable to obtain leverage or if the interest rates of such leverage are not attractive, we could experience diminished returns. The number of leverage providers and the total amount of financing available could decrease or remain static. We could, directly or through subsidiaries, have concentrated exposure to a small number of commercial lenders or other financing providers, which could result in us being dependent on the continued
availability of capital from such financing providers. Consequently, available financing could be more expensive or on terms that are less desirable than in an environment with a larger number of leverage providers.

As a BDC, we generally are required to meet the asset coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred shares that we could issue in the future, that is applicable to us under the 1940 Act.

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
The following table illustrates the effect of leverage on returns from an investment in our Common Shares as of September 30, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-30.54%	-19.29%	-8.04%	3.22%	14.47%

(1) Assumes $9,136.6 million in total assets, $4,699.7 million in debt outstanding and $4,059.5 million in net assets as of September 30, 2025 and an effective interest rate for the year ended September 30, 2025 of 7.00%.

Based on our outstanding indebtedness of $4,699.7 million as of September 30, 2025 and the effective annual interest rate of 7.00% as of that date, our investment portfolio would have been required to experience an annual return of at least 3.57% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with our Debt Securitizations.
As a result of our Debt Securitizations (as defined below), we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this Annual Report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. We refer to the special purpose entity that issues the notes in a Debt Securitization as a “Securitization Issuer”, which will generally be a direct or an indirect wholly-owned subsidiary of the Company. In a Debt Securitization, the Securitization Issuer typically issues certain notes to institutional investors in a private placement.

We are subject to certain risks as a result of our direct or indirect interests in the junior notes and membership interests of Securitization Issuers.
Under the terms of each master loan sale agreement, by and among the Company, as the seller, the applicable CLO Depositor, if any, as intermediate seller and the Securitization Issuer, as buyer (each, a “Master Loan Sale Agreement”) entered into in connection with a Debt Securitization, we sold and/or contributed to the relevant Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the applicable Securitization Issuer held all of the ownership interest in such portfolio loans and participations.
Under the terms of each Master Loan Sale Agreement, which generally provides for the sale of assets from time to time on and after the closing date of the applicable Debt Securitization, from us to the applicable Securitization Issuer through the applicable CLO Depositor, (1) we may sell and/or contribute to such CLO Depositor our ownership interest in certain portfolio company investments for the purchase price and other consideration set forth in the applicable depositor loan sale agreement and (2) such CLO Depositor, in turn, shall sell to the applicable Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the applicable Master Loan Sale Agreement. Following these transfers, the applicable Securitization Issuer, and not the relevant CLO Depositor or we, will hold all of the ownership interest in such portfolio company investments.
As of September 30, 2025, we held indirectly through the applicable CLO Depositor, the Subordinated 2025 Reset Notes (defined below) and 100% of the membership interests in the 2025-R Issuer and the Subordinated 2025 Notes and 100% of the membership interests in the 2025 Issuer. As a result, we consolidate the financial statements of the 2025-R Issuer and the 2025 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Because each Securitization Issuer and each CLO Depositor is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or a CLO Depositor to a Securitization Issuer or by us to a CLO Depositor will not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We could, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The notes and membership interests that we hold that are issued by the Securitization Issuer are subordinated obligations of the Securitization Issuer and we could be prevented from receiving cash from such Securitization Issuer.
The notes and membership interests that we hold that are issued by each Securitization Issuer are subordinated obligations of such Securitization Issuer and we could be prevented from receiving cash from such Securitization Issuer.
The notes issued by each Securitization Issuer and retained by us are typically the most junior class of notes issued by such Securitization Issuer, are subordinated in priority of payment to the other notes issued by such Securitization

Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes issued by such Securitization Issuer. Therefore, we only receive cash distributions on such notes if such Securitization Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by such Securitization Issuer has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of any notes that we have retained at their redemption could be reduced. If a Securitization Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the applicable Debt Securitization, cash would be diverted from the notes that we hold to first pay the more senior notes issued by the applicable Securitization Issuer in amounts sufficient to cause such tests to be satisfied.
Each Securitization Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the respective Debt Securitization documents. As the holder of the membership interests in each Securitization Issuer, we could receive distributions, if any, only to the extent that such Securitization Issuer makes distributions out of funds remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from such Securitization Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

The interests of holders of the senior classes of securities issued by the Securitization Issuers could not be aligned with our interests.
The notes issued by a Securitization Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the Securitization Issuer in the relevant Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the Securitization Issuer. For example, holders of certain Senior Securitization Notes have the right to receive payments of principal and interest prior to the CLO Depositor.

As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to a Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing a Debt Securitization. Holders of the Controlling Class under a Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the Debt Securitization.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for the Debt Securitization, the Controlling Class of the Debt Securitization, as the most senior class of notes or loans then outstanding in the Debt Securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under a Debt Securitization, holders of a majority of the Controlling Class of the applicable Debt Securitization could be entitled to determine the remedies to be exercised under the indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by a Securitization Issuer, the trustee or holders of a majority of the Controlling Class could declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of such Securitization Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer could not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the notes we hold, or to pay a dividend to holders of the membership interests.

Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include, for example, the subordinated notes issued in the Debt Securitization) and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of any CLO Depositor or us or that any CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under a Debt Securitization, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.

A Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing each Debt Securitization, there are two asset coverage tests applicable to the secured notes issued thereunder. The first such test compares the amount of interest received on the portfolio loans held by the Securitization Issuer to the amount of interest payable in respect of the applicable class of notes. The second such test compares the principal amount of the portfolio loans of the Debt Securitization to the aggregate outstanding principal amount of the applicable class of notes.

If any asset coverage test with respect to a class of notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the notes and membership interests that we hold will instead be used to redeem first the most senior class of notes in the applicable Debt Securitization and then each next most senior class of notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.

The value of our subordinated notes held in respect of the Debt Securitizations (defined below) could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions.

We could be required to assume liabilities of a Securitization Issuer and are indirectly liable for certain representations and warranties in connection with our Debt Securitizations.
The structure of our Debt Securitizations is intended to prevent, in the event of our bankruptcy or the bankruptcy of the CLO Depositor, if applicable, the consolidation of the Securitization Issuer with our operations or with the CLO Depositor. If the true sale of the assets in a Debt Securitization was not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the Debt Securitization, which would equal the full amount of debt of the Securitization Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the notes issued by the Securitization Issuer and retained by us had we not been consolidated with the Securitization Issuer.

In addition, in connection with our Debt Securitizations, we indirectly gave the lenders certain customary representations with respect to the legal structure of the Securitization Issuer, and the quality of the assets transferred to each entity. We remain indirectly liable for any breach of such representations for the life of the Debt Securitizations.

The Securitization Issuers could issue additional notes.
Under the terms of the documents governing the Debt Securitizations, the Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the Debt Securitization, the CLO Depositor and a supermajority of the subordinated notes of such Debt Securitization, as applicable. Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over SOFR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.

We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we could issue as well as to pay distributions on our Common Shares. Any debt securities that we issue are structurally subordinated to the obligations of our subsidiaries.
We are a holding company and fund a majority of our investments through wholly-owned subsidiaries, and a majority of the assets that we hold directly are the equity interests in such subsidiaries, including any subordinated notes issued as part of our debt securitization transactions, which notes represent the residual claimant on distributions by the applicable securitization subsidiary. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of payments on any subordinated notes, dividends, and other distributions, any of which could be subject to restriction or limitations based on the organizational documents of the subsidiaries and the agreements governing the debt of any such subsidiary. In addition, because we are a holding company, any debt securities that we have issued or may issue in the future will be structurally subordinated to the obligations of our subsidiaries. In the event that one of our subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, its assets will be used first to satisfy the claims of its creditors. Consequently, any claim by us or our creditors, including holders of any debt securities that we have issued or could issue, against any subsidiary will be structurally subordinated to all of the claims of the creditors of such subsidiary. We cannot assure security holders that they will receive any payments required to be made under the terms of any debt securities that we could issue, dividends or other distributions.
Additionally, our subsidiaries are, and will become from time to time, party to various indemnity, asset transfer or financing arrangements, including any indemnity and contribution agreement, loan or credit agreement, letter agreement, transfer agreements, assignment agreements, master loan sale or loan sale agreements, purchase and sale or sale and contribution agreements, repurchase agreements, reverse repurchase agreements or other indemnification agreement and/or other asset transfer or financing agreements of any nature, including any documents executed in connection therewith (collectively, the “Transfer and Finance Agreements”). The Transfer and Financing Agreements shall contain certain representations, covenants, agreements and indemnity obligations. Should we or a subsidiary breach any of the provisions or agreements contained therein, it could be immediately required to pay an indemnity, make a contribution or repay borrowings or repurchase assets, in whole or in part, together with any attendant costs, and be subject to various indemnification claims for any losses. If we or a subsidiary do not have sufficient cash resources or other credit facilities available to make such indemnities or repayments, it could be forced to sell some or all of the assets constituting its investment portfolio, or a lender could be able to foreclose and liquidate certain assets. Sales of assets in such circumstances could be at prices less than fair value, resulting in insufficient funds to repay in full any outstanding borrowings and therefore not yield excess value for us. In addition, such Transfer and Finance Arrangements could contain cross default provisions such that a default under one particular financing arrangement could automatically trigger defaults under other financing arrangements. If such a provision were exercised, it would magnify the effects of an individual default and result in a substantial loss for us.

We may form one or more additional CLOs, which may subject us to certain structured financing risks.
To finance investments, we have previously, and may again in future, securitize certain of our secured loans or other investments, including through the formation of one or more additional CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.
If we create a CLO, we will depend in part on distributions from the CLOs assets out of its earnings and cash flows to enable us to make distributions to shareholders. If distributions on the CLOs assets are insufficient to pay required fees and expenses, to make payments on the CLOs debt securities or to pay dividends or other distributions on the CLOs first loss interests, all in accordance with the applicable priority of payments, no other assets of the CLO issuer or any other person will be available for the payment of the deficiency, and once all proceeds of the collateral have been applied, no funds will be available for payment or distributions on the CLO securities. The amount of distributions from the CLO may also be affected by, among other factors, the timing of purchases of underlying loans, the rates of repayment of or distributions on the underlying loans, the timing of reinvestment in substitute underlying loans and the interest rates available at the time of reinvestment, rates of delinquencies and defaults on and liquidations of the underlying loans, sales of underlying loans and purchases of underlying loans having different payment characteristics. The ability of a CLO to make distributions will further be subject to various limitations, including the terms and covenants of the debt, a breach of which could, for example, require that the senior tranches of the CLOs liabilities be repaid, in order of priority, until compliance with such covenant is restored. Additionally, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLOs debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not qualify for or maintain our treatment as a RIC, which would have a material adverse effect on an investment in the shares.
In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.
The manager for a CLO that we create may be the Company, GC Advisors or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent GC Advisors or an affiliate other than the Company serves as manager and the Company is obligated to compensate GC Advisors or the affiliate for such services, we, GC Advisors or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to GC Advisors or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.

Our investments in CLOs may be riskier than a direct investment the debt or other securities of the underlying companies.
Loans in which the Company invests may be contributed or sold to a CLO in connection with a securitization of a pool of loans. Once contributed to a CLO, the underlying loan is no longer a direct investment of the Company, and the risk return profile of such loan is altered. In general, rather than holding interests in the underlying loans, securitization results in holding first loss interests in CLOs indirectly, with the CLO holding the underlying loans. These first loss interests in CLO equity can be in the form of subordinated notes, income notes, membership interests, common stock, preference shares or any other type of residual interest issued by the relevant CLO issuer or financing counterparty (referred to herein generically as the “first loss interests”). The Company’s rights with respect to its investments in CLOs, differ from other types of direct or indirect investments.

Our investments in CLOs may subject us to certain currency risks.
CLOs in which we participate could contain eligibility criteria permitting investment in underlying loans denominated in foreign currency though a portion of the CLO obligations issued by the CLO issuer are denominated in U.S. dollars. The percentage composition of the portfolio of underlying loans that are denominated in U.S. dollars and foreign currency can change over time. To the extent there are insufficient interest proceeds or principal proceeds denominated in U.S. dollars or other foreign currencies to meet the aggregate payment obligations falling due pursuant to the CLO documentation, the amounts payable on the CLO obligations could be adjusted so that the shortfall is borne in equal proportion by all such CLO securities regardless of their currency of denomination (i.e. as determined by (i) converting the amount of any non-U.S. dollar liabilities into U.S. dollars at an applicable FX rate and (ii) by converting proceeds denominated in U.S. dollars, as applicable, into other currencies at the applicable FX rate). In certain cases, a spot rate could be used to convert amounts received by the CLO issuer in one currency for purposes of making payments in another currency. Such spot rate can differ significantly from the rate prevailing at an earlier date and the risk of fluctuations in exchange rates between the U.S. dollar and foreign currencies could have an adverse effect on the market value of such CLO securities and will likely have an adverse effect on our ability to dispose of them.

The Company’s investment may be in illiquid CLO securities.
Securities issued in connection with CLOs are not expected to be registered under the Securities Act or the securities laws of other jurisdictions, and will have a limited market or no market, and the Company or its subsidiary could be unable to sell such securities at favorable prices, if at all. The more senior tranches of CLOs are typically rated by independent ratings agencies. It is possible that the ratings assigned to the more senior tranches will not accurately reflect the risks of owning those tranches, and the rating agencies could change the manner by which they determine such ratings. The tranches of CLOs can also suffer rating downgrades, which would negatively impact their value. Tranches in which the Company invests may be unrated; however, a downgrade in more senior tranches could still negatively impact the value of the unrated tranches.
There is no established, liquid secondary market for many of the CLO securities (particularly first loss interests) that the Company may acquire, and the lack of such an established, liquid secondary market could have an adverse effect on the market value of such CLO securities and will likely have an adverse effect on the Company’s ability to dispose of them. Furthermore, holding companies and subsidiaries will be limited in their ability to dispose of CLO securities due to U.S. Risk Retention Rules (as defined below). Such illiquidity could adversely affect the price and timing of the CLO securities to which the Company has exposure.

The Company’s investment in the CLOs may be subordinated to other CLO securities.
Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on first loss interests in CLOs, are subject to priority of payments. First loss interests in CLOs are subordinated to the prior payment of all obligations under debt securities and will rank behind all creditors, whether secured or unsecured and known or unknown, of the CLO issuer, including the holders of all the classes of debt securities issued by the CLO issuer. Further, in the event of default under any debt securities issued by a CLO, holders of first loss interests in such CLO generally have no right to determine the remedies to be exercised. Interests of the holders of the senior tranches of a CLO, in the event of a default or otherwise, typically diverge from the interests of the holders of the subordinated tranches of a CLO, including any subsidiary in which the Company participates. In an event of default (as defined in the CLOs governing documents), the collateral manager could liquidate the CLO, but if the collateral manager does not, payment to the applicable holding company would likely be deferred and the holding company could be unable to exercise additional remedies under the governing documents. In addition, the value of the underlying collateral in the asset pools could decrease in value. To the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by the CLO first loss interests and then by the debt securities in reverse order of seniority. Accordingly, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the first loss interests. To the extent that a default occurs with respect to any collateral and such collateral is sold or otherwise disposed of, it is likely that the proceeds of such sale or other disposition will be less than the unpaid principal and interest on such collateral. Excess funds available for distribution to the owners of the first loss interests in a CLO will be reduced by losses occurring on the collateral, and returns on the CLO first loss interests will be adversely affected.

The Company’s investments in CLO first loss interests are susceptible to losses of up to 100%.
The Company’s investments may be in CLO first loss interests, which are susceptible to losses of up to 100% of such investments, including losses resulting from changes in the financial rating ascribed to, or changes in the market value or fair value of, the underlying assets of the CLO. The Company’s investments in CLO first loss interests represent highly leveraged investments in the underlying loans held by the CLOs. The fair value of these investments could be significantly affected by, among other factors, changes in the financial rating ascribed to the underlying assets of a CLO by financial rating agencies, changes in the market value or fair value of the underlying loans, changes in payments, defaults, recoveries, capital gains and losses, prepayment and the availability, prices and interest rate of underlying assets. Moreover, market developments (including deteriorating economic outlook, changes in interest rates, rising defaults and rating agency downgrades) typically affect the fair value of an investment and/or its underlying assets, as was experienced during the period from the third quarter of 2008 through the first half of 2009. Negative loan ratings migration, specifically migration to Caa1/CCC+ or below, and/or an increase in the rate of defaults on loans, could also place pressure on the performance of certain of the investments. Caa1/CCC+ or below-rated assets exposure over pre-defined limits and/or defaults on underlying loans held in such investments can temporarily or permanently cause cash flow from the CLO to be diverted away from making distributions on the CLO first loss interests. The leveraged nature of CLO first loss interests increases the risk that a change in market conditions or the default of the underlying obligor of underlying loans could result in significant losses. Accordingly, it is possible that holders of first loss interests in a CLO will not be paid in full and could be subject to substantial losses, including a loss of 100% of the Company’s investments in such CLOs.

There may be a lack of control over decisions relating to the CLO first loss interests.
The Company may invest in majority positions in CLO first loss interests, and many CLO transactions permit the holder of a majority or supermajority of the CLO first loss interests to direct a redemption, refinancing or repricing of the CLO. However, rights to consent to amendments to the governing documents of CLOs and to remove or replace the collateral manager and enforce other rights and remedies after defaults are frequently shared among, or require the consent of, multiple classes of CLO securities and are frequently controlled by the more senior classes of CLO securities. Further, if GC Advisors or its affiliates serves as collateral manager, it is possible that first loss interests held the Company or a subsidiary will not have the right to vote with respect to replacement of the collateral manager and other votes relating to events that give rise to a right to remove the collateral manager. Accordingly, even if the Company or a holding company or subsidiary were to hold a majority (or even all) of the first loss interests in a given CLO, it is possible that it still would not be able to enforce such rights under the governing documents of the CLO without the consent of the holders of other CLO securities.

There are restrictions in underlying indenture and credit agreements.
The agreements under which the CLO issuers and other financing vehicles incur leverage (including indenture documents and credit agreements) place significant restrictions on the relevant collateral manager with respect to its ability to buy, sell, amend and refinance underlying loans. As a result of these restrictions, during certain periods or in certain specified circumstances, the relevant collateral manager of the CLO could be unable to buy or sell underlying loans or to take other actions which it might consider to be in the interest of the holders of the first loss interests, which include the holding companies and subsidiaries in which the Company invests.

There may be a mismatch between the interest rates of the CLOs securities and that of its underlying investments.
The underlying loans in a CLO could bear interest at a fixed rate while the CLO securities issued by the CLO issuer holding such underlying loans could bear interest at a floating rate (or the reverse could be true). As a result, there could be a floating/fixed rate or basis mismatch between such CLO securities and the underlying loans. In addition, there could be a timing mismatch between the CLO securities and underlying loans that bear interest at a floating rate, as the interest rate on such floating rate underlying loans could adjust more frequently or less frequently, on different dates and based on different indices, than the interest rates on the CLO securities. As a result of such mismatches, an increase or decrease in the level of the floating rate indices could adversely impact the ability of the CLO issuers thereof to make payments on the CLO securities.

Resignation or removal of the collateral manager.
In rare occasions, a controlling class of noteholders or other parties to a CLO could remove the collateral manager as the manager of the CLO, which could have an adverse impact on the Company. The collateral manager of these CLOs is usually GC Advisors. This could cause the collateral manager to have different interests than a collateral manager that is not the Investment Advisor or an affiliate of GC Advisors. Any transfer of the collateral management functions to another entity could result in reduced or delayed collections, delays in processing loan transfers and information regarding the loans and a failure to meet all of the collateral management procedures required by the applicable collateral management agreement. Consequently, the termination or removal of the collateral manager in any CLO could have material and adverse effects on the Company. Further, if GC Advisors or its affiliates serves as collateral manager, it is possible that first loss interests held by a holding company will not have the right to vote with respect to replacement of the collateral manager and other votes relating to events that give rise to a right to remove the collateral manager.

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

Our ability to invest in public companies is limited in certain circumstances. If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy and decrease our operating flexibility.
To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange could be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.
See “Business — Regulation — Qualifying Assets.”
We could be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs.
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
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

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
•market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and could be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes could have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that could require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•original issue discount could create a risk of non-refundable cash payments to GC Advisors based on non-cash accruals that could never be realized.

The majority of our portfolio investments are valued using the investment’s fair value, as determined in good faith by the Valuation Designee, subject to oversight by the Board, and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of the Board. The majority of our portfolio investments take the form of securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded is often not readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” a substantial portion, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that most of our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “General Risk Factors—We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Our Valuation Designee has retained the services of one or more independent service providers to review the valuation of these securities. At least every other quarter, the valuation for each non-de minimis portfolio investment in accordance with GCRED’s valuation policies, including for those that do not have a readily available market quotation, or are not valued via a third party pricing service or other quote. The types of factors that our Valuation Designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our Valuation Designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our Valuation Designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our Valuation Designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.

Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, took unprecedented steps during the financial crises of 2008-2009 and the beginning of the COVID-19 global pandemic to influence the credit markets. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets during any future event. Such intervention is often prompted by politically sensitive issues involving, for example, family homes, student loans, real estate speculation, credit card receivables, and pandemics, and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness or ability of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
We could be unable to obtain all required state licenses.
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

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers could negatively impact our ability to raise capital, which could harm our ability to achieve our investment objectives.
Broker-dealers must comply with “Regulation Best Interest”, which, among other requirements, prescribes the standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest could negatively impact whether broker-dealers and their associated persons recommend the Company to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to us exist and could have lower expenses and/or lower investment risk than us. Under Regulation Best Interest, broker-dealers participating in an offering of our Common Shares must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital, it would harm our ability to create a diversified portfolio of investments, particularly during the early periods of our operations, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

The Board could change our investment objective, operating policies and strategies without prior notice or shareholder approval.
The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our Common Shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

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
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in any public or private offering and the time we invest the net proceeds. For example, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and there can be no assurance that we will achieve our anticipated investment pace. In addition, our proportion of privately negotiated investments could be lower than expected. We could also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage could at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash could be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
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
Globally, inflation and rapid fluctuations in inflation rates have in the past had negative effects on economies and financial markets, particularly in emerging economies, and may do so in the future. Wages and prices of inputs increase during periods of inflation which can negatively impact returns on our investments. In an attempt to stabilize inflation, governments may impose wage and price controls, or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on levels of economic activity.

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
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold. These companies could be subject to restrictive financial and operating covenants and their leverage could impair their ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities could be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Any exposure we have to a highly-leveraged portfolio company carries increased risk that we could lose a substantial portion, or all, of such investment.

Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors, as Valuation Designee, to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources and ability to meet their debt obligations, newer technologies and/or products, smaller market shares, less experienced management teams, less predictable operating results and increased exposure to litigation in the ordinary course of business and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.

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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by economic and political instability and high rates of inflation. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time, could distract senior personnel of GC Advisors and its affiliates from their normal business activities. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, pension plan underfunding and environmental liabilities.

The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition. When this occurs, the persons having such control could have, and act in accordance with, interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.

Fair valuation of our assets may differ from the values that could be, or ultimately are, realized upon sale or otherwise updated by additional information.
As a business development company, we are required to carry our investments at market value or, if no readily available market value is ascertainable, at fair value as determined in good faith by the Valuation Designee, subject to oversight by the Board. The fair value methodology utilized is in accordance with the fair value principles established by the Accounting Standards Codification Topic 820. The Valuation Designee uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, the Valuation Designee could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly-traded securities, including yield, maturity and measures of credit quality;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business;
•changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made in the future; and
•any other relevant factors that the Valuation Designee determines in its discretion.
The fair value measurement seeks to approximate the price that would be received for an investment on a current sale and assumes that the transaction to sell an asset occurs in the principal market for such asset or, in the absence of a principal market, the most advantageous market for such asset, which could be a hypothetical market, and excludes transaction costs. Valuation of private investments and private companies has a subjective component and is subject to human error in its evaluation and calculation. When an external event such as a purchase transaction, public offering or later equity sale occurs, the Valuation Designee will ordinarily consider the pricing indicated by the external event in determining the fair value of the investment. However, because valuations of private investments and private companies, (i) require judgment, (ii) are inherently uncertain, (iii) could fluctuate over short periods and (iv) are often based on estimates, the Valuation Designee’s determinations of the fair value of investments could differ materially from the values that could be, or ultimately are, realized upon sale.
In certain circumstances we could hold an asset, such as a contingent right to proceeds from a disposition or litigation, about which Valuation Designee does not have sufficient information in order for the Valuation Designee to value the asset. If this occurs, the Valuation Designee could value the asset for our purposes at zero until it has received the information it requires to attach a meaningful valuation to the asset. As a result, in the period before such an asset receives a meaningful valuation, our net asset value would be artificially reduced.

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
Efforts by the U.S. Federal Reserve to lower inflation by raising its interest rates could end in the coming year, leading to lower interest rates in the credit markets. Lower interest rates will increase prepayment risk for our clients’ investments in assets with higher interest rates.

We are subject to risks to the extent we invest in covenant-lite loans.
The Company invests, indirectly, in loans that are issued pursuant to credit agreements. The variety of terms within credit agreements can create additional risks to the underlying investment and therefore, to the Company’s overall performance. For example, loans that are issued pursuant to “covenant-lite” terms do not contain as many terms that could be considered protective to the lender, such as maintenance or financial covenants and terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of such loans could expose the Company to additional risks, including with respect to liquidity, ability to restructure loans, and credit risks, compared to loans that contain financial maintenance requirements. In the event of default, covenant-lite loans could result in diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or restructure the loan prior to default.

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
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately 60 days of each subscription closing, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. To the extent we are unable to deploy all the net proceeds from the sale of our securities, we could also repay outstanding indebtedness or invest the net proceeds in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act, and we are therefore not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic, or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.

We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events has been significantly increased by economic and political instability and high rates of inflation. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of investments or other obligations we own could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial. With respect to investments in, or investments held through, CLOs or other leveraged subsidiaries, bankruptcy risk could be further complicated.
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
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment, including first loss interests that bear substantial risk. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, including the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.
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
Under the Investment Advisory Agreement and the collateral management agreement for the 2025-R Debt Securitization and 2025 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of the Board in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and the collateral management agreement, GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any liability or loss suffered by such party, including reasonable legal fees and other expenses reasonably incurred, and hold such party harmless for any liability or loss suffered by the Company, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreement, except where such liability or loss was the result of negligence or misconduct. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of these loans, they could be subject to claims of subordination.

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
We have made, and expect to make, regular monthly distributions and from time to time variable special distributions to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as the Board could deem relevant from time to time. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of offerings of our Common Shares or from borrowings in anticipation of future cash flow, which could constitute a return of shareholders’ capital. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a shareholder’s basis in our Common Shares and could therefore increase such shareholder’s tax liability for capital gains upon the future sale or other disposition of such Common Shares. A return of capital distribution could cause a shareholder to recognize a capital gain from the sale of our Common Shares even if the shareholder sells its shares for less than the original purchase price. Distributions from the proceeds of offerings of our Common Shares or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed.

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
The Unsecured Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we have outstanding as of the date of issuance of the Unsecured Notes or that we could incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. A substantial portion of our assets are currently pledged as collateral under the 2025 Debt Securitization, 2025-R Debt Securitization, the SMBC Credit Facility and the BANA Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries could assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets could be used to pay other creditors, including the holders of the Unsecured Notes. As of September 30, 2025, we had an aggregate of approximately $2.8 billion of outstanding borrowings under the 2023 Debt Securitization, 2025 Debt Securitization, SMBC Credit Facility and the BANA Credit Facility, which is secured and thus effectively senior to the Unsecured Notes.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Unsecured Notes are structurally subordinated, or junior, to the SMBC Credit Facility, BANA Credit Facility, 2025 Debt Securitization, 2025-R Debt Securitization and other liabilities (including trade payables) incurred by any of our existing or future subsidiaries, financing vehicles or similar facilities. All of the existing indebtedness of our subsidiaries is structurally senior to the Unsecured Notes.
In addition, our subsidiaries and any additional subsidiaries that we could form could incur substantial additional indebtedness in the future, all of which would be structurally senior to the Unsecured Notes.

The note purchase agreement governing the 2027 Notes, the indenture governing the 2028 Notes, 2029 Notes, and 2030 Notes contain limited protection for holders of the 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes, respectively.
The applicable agreements governing the Unsecured Notes offer limited protection to holders of the Unsecured Notes. The terms of such agreements and of the Unsecured Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the Unsecured Notes. In particular, the terms of such agreements and of the Unsecured Notes do not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari-passu, or equal, in right of payment to the Unsecured Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the Unsecured Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations could be amended or superseded, giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Unsecured Notes;
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
Furthermore, the terms of the applicable agreements and of the Unsecured Notes do not protect holders of such notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under such agreements.

Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the Unsecured Notes and could have important consequences for holders of such notes, including making it more difficult for us to satisfy our obligations with respect to such notes or negatively affecting the trading value of such notes.
Certain of our current debt instruments include more protections for their holders than the agreements governing the Unsecured Notes and the terms of the Unsecured Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the agreements governing the Unsecured Notes and/or the terms of the Unsecured Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Unsecured Notes.

If an active trading market for the Unsecured Notes does not develop, holders could be unable to resell them.
The Unsecured Notes could or could not have an active trading market. We do not intend to apply for listing of any of the Unsecured Notes on any securities exchange or for quotation of any of the Unsecured Notes on any automated dealer quotation system. If no active trading market develops, holders could be unable to resell the Unsecured Notes at their fair market value or at all. If the Unsecured Notes are traded after their initial issuance, they could trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will develop for any of the Unsecured Notes, that holders will be able to sell the Unsecured Notes at a particular time or that the price received when sold will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Unsecured Notes could be harmed. Accordingly, holders could be required to bear the financial risk of an investment in the Unsecured Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we could be unable to make payments on the Unsecured Notes.
Any default under the agreements governing our indebtedness, including the 2025 Debt Securitization, 2025-R Debt Securitization, SMBC Credit Facility, BANA Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Unsecured Notes and substantially decrease the market value of the Unsecured Notes.
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

If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders or holders under the agreements governing our indebtedness, or other indebtedness that we could incur in the future, to avoid being in default. If we breach our covenants under the 2023 Debt Securitization, 2025 Debt Securitization, SMBC Credit Facility, the BANA Credit Facility or other debt and seek a waiver, we could be unable to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.
If we are unable to repay debt, lenders or holders having secured obligations, including the lenders and holders under the 2025 Debt Securitization and 2025-R Debt Securitization could proceed against the collateral securing the debt. Because the SMBC Credit Facility has customary cross-default provisions, we could be unable to repay or finance the amounts due if the indebtedness thereunder or under any future credit facility is accelerated. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that could be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Unsecured Notes and our other debt. Our ability to meet our payment and other obligations under our financing arrangements depends on our ability to generate significant cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our financing arrangements or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Unsecured Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we could need to refinance or restructure our debt, including the Unsecured Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we could be unable to meet our payment obligations under the Unsecured Notes and our other debt.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or to any of the Unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of any of the Unsecured Notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Unsecured Notes or other debt securities we could issue. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Unsecured Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and could be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of the Unsecured Notes of any changes in our credit ratings.

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
The Unsecured Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We could choose to redeem the Unsecured Notes at times when prevailing interest rates are lower than the interest rate paid on the Unsecured Notes. In this circumstance, holders could be unable to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Unsecured Notes being redeemed.

We could be unable to prepay the 2027 Notes upon a Change in Control or to repurchase the 2028 Notes, 2029 Notes or 2030 Notes upon a Change of Control Repurchase Event.
We could be unable to prepay the 2027 Notes upon a Change in Control (as defined in the note purchase agreement governing the 2027 Notes) or to repurchase the 2028 Notes, 2029 Notes or 2030 Notes upon a Change of Control Repurchase Event (as defined in the respective indentures governing such notes) if we do not have sufficient funds. Upon a Change in Control, holders of the 2027 Notes could require us to prepay the 2027 Notes at 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the date of prepayment plus any applicable Breakage Amount (as defined in the note purchase agreement governing the 2027 Notes). Upon a Change of Control Repurchase Event, holders of the 2028 Notes, 2029 Notes or 2030 Notes could require us to repurchase for cash some or all of such notes at a repurchase price equal to 100% of the aggregate principal amount of the applicable notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to prepay the 2027 Notes or to purchase any tendered 2028 Notes, 2029 Notes or 2030 Notes upon the occurrence of such Change in Control or Change of Control Repurchase Event would cause an event of default under the applicable governing documents of the Unsecured Notes, and a cross-default under the agreements governing certain of our other indebtedness, which could result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately.

We are subject to risks associated with any credit facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in GCRED Funding and each of our other funding subsidiaries (collectively, “Funding Subsidiaries”). We consolidate the financial statements of our Funding Subsidiaries in our consolidated financial statements and treat the indebtedness under the credit facilities borrowed by such Funding Subsidiaries (the “Funding Subsidiary Credit Facilities”), including the BANA Credit Facility, as our leverage. Our interests in our Funding Subsidiaries are subordinated in priority of payment to every other obligation of such Funding Subsidiary and are subject to certain payment restrictions set forth in each Funding Subsidiary Credit Facility.
We receive cash from a Funding Subsidiary only to the extent that we receive distributions on our equity interests in such Funding Subsidiary. Each Funding Subsidiary could make distributions on its equity interests only to the extent permitted by the payment priority provisions of the applicable Funding Subsidiary Credit Facility. Each of the Funding Subsidiary Credit Facilities generally provides that payments on the respective interests could not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if a Funding Subsidiary does not meet the asset coverage tests or the interest coverage test set forth in the documents of the applicable Funding Subsidiary Credit Facility, a default would occur. In the event of a default under a Funding Subsidiary Credit Facility document, cash would be diverted from us to pay the applicable lender and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by our Funding Subsidiaries will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our equity interests in each Funding Subsidiary rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the respective Funding Subsidiary Credit Facility. Consequently, to the extent that the value of a Funding Subsidiary’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in such Funding Subsidiary could be reduced. Accordingly, our investments in each of our Funding Subsidiaries could be subject to up to 100% loss.

The ability to sell investments held by our Funding Subsidiaries is limited.
Each of the Funding Subsidiary Credit Facilities place significant restrictions on our ability, as servicer, to sell investments. As a result, there could be times or circumstances during which we would be unable to sell investments or take other actions that could be in our best interests.

We can enter into reverse repurchase agreements, which are another form of leverage.
We can enter into reverse repurchase agreements as part of our management of our investment portfolio, including to finance the ownership of first loss interests or senior tranches of financing securitizations. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit.
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we could be worse off than if we had not used such agreements.

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

Holders of any preferred shares that we could issue will have the right to elect members of the Board and have class voting rights on certain matters.
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
If we issue debt securities that are redeemable at our option, we could choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if our debt securities are subject to mandatory redemption, we could be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, investors in our debt securities could be unable to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of certain regional bank failures and an inflationary economic environment. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our Investment Adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, and cyberattacks, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; government quarantine and curfew measures (including restrictions on travel or meetings); less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited activity by, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Any of the foregoing could materially and adversely impact our value and performance of our investments as well as our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in material losses. In addition, our operations could be significantly impacted, or even halted, either temporarily or on a long-term basis, as a result of some of the foregoing.

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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subject our investments to heightened risks, including the risks related to the effect on world leaders and governments of the wars in Eastern Europe and the Middle East, dissemination of misinformation and the use of new technologies, such as AI, and the risk of a global health pandemic.
These heightened risks could include, but are not limited to: greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of widespread war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients. During times of political uncertainty, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty could have substantial, and in some periods extremely high, rates of inflation for many years. Geopolitical events can cause supply chain and raw material shortages. These events can also lead to military or other conflicts or sanctions that could adversely impact obligors who are sanctioned persons, are located in a sanctioned country or a country that is involved in a conflict, or who do business with a sanctioned person or country or with a country that is involved in a conflict. Conversely, changes in enforcement priorities could impact the ability or cost of doing business in particular jurisdictions. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. The current U.S. administration has also implemented tariffs, including against certain of the nation’s most significant trading partners, which could lead to supply shortages and higher costs, potentially impacting the profitability of borrowers. There can be no assurance that political changes will not cause us to suffer losses. Military actions, such as the recent wars in Eastern Europe and the Middle East, can disrupt the economy and affect our investments and investors. Sanctions could adversely impact certain obligors that have business dealings with a sanctioned country or a country that is otherwise involved in a conflict. Military actions can be unpredictable and cause second order effects that are difficult to predict or ascertain. Military actions can also cause volatility in prices for raw and finished goods, further social unrest, cause changes in consumer demand, and affect other business conditions. There can be no assurance that political changes will not cause us or our investors to suffer losses.

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which GC Advisors and its affiliates, as well as the Company and its investments, will operate.
Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.
Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on the Company and its investments. General fluctuations in the market prices of securities and interest rates could affect the Company’s investment opportunities and the value of its investments. GC Advisors and its affiliates could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, the Company could lose both invested capital in, and anticipated profits from, any affected investments.
In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and newly-appointed senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
Conversely, potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of investment activities, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.

GC Advisors and its affiliates, their respective clients (including the Company), and the investments such clients hold could be affected by war and other international conflicts.
The ultimate course of such conflicts, and their impact on global economic and commercial activity and conditions, and on the operations, financial condition and performance of the Company or any particular industry, business or investee country, as well as the duration and severity of such effects, is impossible to predict. Such conflicts could have a significant adverse impact and result in significant losses to the Company. This impact could include reductions in revenue and growth, cyber-attacks, unexpected operational losses and liabilities and reductions in the availability of capital. It could also limit the ability of the Company to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) could cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategy that the Company intends to pursue, all of which could adversely affect the Company’s ability to fulfill its investment objectives.

The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts in

Eastern Europe and the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not occur or will not worsen if they do. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
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
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, to the extent a U.S. presidential administration supported an enhanced regulatory agenda, it could impose greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. Furthermore, if regulatory capital requirements from the Dodd-Frank Act, Basel III or other regulatory action are imposed on lenders that provide us with financing, the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
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
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or Wall Street Reform and Consumer Protection Act (the “U.S. Risk Retention Rules”), were issued and became effective with respect to CLOs on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or (the “Retention Interest”), in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules define the sponsor as the party that “organizes and initiates a securitization transaction by selling or transferring assets, either directly or indirectly, including through an affiliate.” In the case of securitizations in which the assets being securitized are primarily transferred from the balance sheet of a corporate parent (or one or more subsidiaries or affiliates thereof), that corporate parent entity typically organizes and initiates the transaction in connection with such transfer and, therefore, would be considered a “sponsor” for U.S. Risk Retention Rules purposes. Although the preamble to the rule text in the U.S. Risk Retention Rules suggests the collateral manager of a CLO would be the sponsor of such transaction, based upon the definition of “sponsor” in the U.S. Risk Retention Rules and the DC Circuit Court Decision, GCRED would be considered to be a “sponsor” as of the closing date, due to its direct and/or indirect transfer of assets to the applicable Securitization Issuer (such indirect transfer inclusive, for the avoidance of doubt, of affiliates of GCRED selling assets to the respective Securitization Issuer), on and prior to the closing date. However, there can be no assurance, and no representation is made, that any governmental authority will agree that such is the case. It is possible that a change in interpretation of the U.S. Risk Retention Rules occurs following the closing date of a Debt Securitization, such that GCRED would no longer qualify as the “sponsor” of a CLO transaction undertaken by the Company, and instead an affiliate of GCRED (including GC Advisors or its affiliates) would be the appropriate sponsor. If such a change in interpretation occurs, the CLO Depositor may, but will have no obligation to, cause a transfer of the Retention Interest such that the “sponsor” and the U.S. retention provider (“U.S. Retention Provider”) will be in compliance with the U.S. Risk Retention Rules. The U.S. Risk Retention Rules provide that if there is more than one “sponsor” of a securitization transaction, each "sponsor" is to ensure that at least one “sponsor” (or its “majority-owned affiliate”) retains the requisite Retention Interest. At this time, however, there are a number of unresolved questions, little regulatory guidance, and no established line of authority, precedent or market practice with respect to what is required to comply with the U.S. Risk Retention Rules in certain circumstances, and therefore there can be no assurance that the credit risk retention and disclosures contemplated herein will enable the U.S. Retention Provider to comply with the U.S. Risk Retention Rules.
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
The collateral manager and the U.S. Retention Provider do not believe that a CLO transaction undertaken by the Company is an “open-market CLO”, due primarily to the fact that the collateral obligations acquired by the issuer (the “Issuer”) are, and the additional collateral obligations to be acquired by the Issuer are expected to primarily or exclusively be, assets transferred, directly or indirectly, from the E.U./U.K. Retention Provider. As a result, the collateral manager and the U.S. Retention Provider believe that the U.S. Risk Retention Rules apply to such a transaction. However, if the collateral manager and the U.S. Retention Provider were to conclude, on the basis of future guidance, evolving market practice or otherwise, that the BDC is not an appropriate “sponsor” and an affiliate of the BDC (including the collateral manager or its affiliates) would be an appropriate “sponsor,” then the U.S. Retention Provider may, but will have no obligation to, transfer the Retention Interest to such affiliate or a majority-owned affiliate thereof, although there can be no assurance that such transfer will not be challenged by a regulatory authority or ultimately determined to be in violation of the U.S. Risk Retention Rules.
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

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the value of our Common Shares.
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal controls over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the net offering price of our securities would be adversely affected.

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
More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party could take actions that are inconsistent with our interests. For example, the third party could decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture could also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or Staff interpretations, it is likely that we would have to reorganize any such joint venture.

Technological innovations and industry disruptions could negatively impact us.
In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate, or subject us to increased competition.
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
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Some factors that could create a heightened risk of a cyber incident include, but are not limited to, the use of remote work and/or third-party service providers, including cloud-based service providers. Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target Golub Capital or our service providers because Golub Capital or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks may not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we may invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology.
Our portfolio companies and obligors also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies. We may invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies or obligors to increase preventative security measures or expand insurance coverage.

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
The NAV and net offering price and liquidity, if any, of the market for our shares could be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•changes in market interest rates and decline in the prices of debt;
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
Businesses, including ours, face increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, certain major institutional investors have publicly discussed their consideration of such ESG measures in making their investment decisions.
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
“Anti-ESG” sentiment has also gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our Common Shares. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly-traded companies. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose GC Advisors to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If GC Advisors does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose GC Advisors to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.
Additionally, certain regulations related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. There can be no assurance that adverse developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within scope of CSRD and this may lead to increased management burdens and costs. There is also a risk that a significant reorientation in the market following the implementation of these regulations could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We are subject to risks related to GC Advisors’ expansion to new jurisdictions.
GC Advisors is expanding its global footprint and opening offices in several new jurisdictions to improve outreach to prospective investors in such jurisdictions. Such expansion subjects its operations to the legal and regulatory regimes of these jurisdictions and could adversely affect us. These risks include, but are not limited to, increased compliance costs, loss of management attention and time, and increased competition for capital allocations.

We are subject to risks related to fraud or misrepresentation in the investment process.
Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We, as well as subsidiaries through which we may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.

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

The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The Company’s CFO has been responsible for this oversight function as CFO to the Company since the Company commenced operations on June 30, 2023 and has worked in the financial services industry for more than nineteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The Company’s CCO has been responsible for this oversight function since assuming her role as CCO to the Company and has worked in the financial services industry for more than 15 years, during which time the CCO has gained expertise in assessing and managing risk, including those applicable to the Company. The Advisors’ CIO has been responsible for her function for over five years and has worked in the financial services industry for more than sixteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.

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

As of November 25, 2025, we had 10,004 Class I shareholders of record and 1,160 Class S shareholders of record.

In connection with the Public Offering, we sell shares at an offering price per share as determined in accordance with our share pricing policy. Under such policy, in connection with each monthly closing on the sale of shares of Class S shares, Class D shares and Class I shares, our Board has authorized GC Advisors to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Common Shares in the Public Offering during the years ended September 30, 2025 and 2024:

	Net Offering Price Per Share
For the Month Ended	Class I	Class S
Year ended September 30, 2025
October 31, 2024	$25.06	$25.06
November 30, 2024	25.08	25.08
December 31, 2024	25.14	25.14
January 31, 2025	25.12	25.12
February 28, 2025	25.10	25.10
March 31, 2025	25.05	25.05
April 30, 2025	25.03	25.03
May 31, 2025	25.11	25.11
June 30, 2025	25.18	25.18
July 31, 2025	25.19	25.19
August 31, 2025	25.18	25.18
September 30, 2025	25.16	25.16

Year ended September 30, 2024
October 31, 2023	$25.00	$—
November 30, 2023	25.07	—
December 31, 2023	25.07	—
January 31, 2024	25.02	—
February 29, 2024	25.06	—
March 31, 2024	25.17	—
April 30, 2024	25.15	25.15
May 31, 2024	25.19	25.19
June 30, 2024	25.12	25.12
July 31, 2024	25.08	25.08
August 31, 2024	25.12	25.12
September 30, 2024	25.10	25.10

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
The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our Common Shares for the years ended September 30, 2025 and 2024.

Class I
Record Dates	Payment Dates	Net Distribution Per Share	Total Dividends Declared
Year ended September 30, 2025
October 31, 2024	November 27, 2024	$0.2200	$15,463
November 30, 2024	December 27, 2024	0.1875	13,776
December 30, 2024	January 30, 2025	0.1925	14,971
January 31, 2025	February 27, 2025	0.1875	15,305
February 28, 2025	March 28, 2025	0.1875	16,276
March 31, 2025	April 29, 2025	0.1875	17,449
April 30, 2025	May 30, 2025	0.1875	19,175
May 31, 2025	June 27, 2025	0.1875	20,372
June 30, 2025	July 30, 2025	0.1875	21,511
July 31, 2025	August 29, 2025	0.1875	25,641
August 31, 2025	September 29, 2025	0.2000	29,545
September 30, 2025	October 30, 2025	0.1875	28,853
Total		$2.3000	$238,337

Year ended September 30, 2024
October 31, 2023	November 29, 2023	$0.2100	$5,501
November 30, 2023	December 29, 2023	0.2200	5,798
December 30, 2023	January 30, 2024	0.2200	6,053
January 31, 2024	February 28, 2024	0.2200	8,255
February 29, 2024	March 29, 2024	0.2200	8,641
March 31, 2024	April 29, 2024	0.2200	9,201
April 30, 2024	May 30, 2024	0.2200	10,107
May 31, 2024	June 28, 2024	0.2200	10,997
June 30, 2024	July 30, 2024	0.2200	11,800
July 31, 2024	August 30, 2024	0.2200	12,628
August 31, 2024	September 27, 2024	0.2200	13,621
September 30, 2024	October 30, 2024	0.2200	14,602
Total		$2.6300	$117,204

Class S
Record Dates	Payment Dates	Net Distribution Per Share	Total Dividends Declared
Year ended September 30, 2025
October 31, 2024	November 27, 2024	$0.2022	$608
November 30, 2024	December 27, 2024	0.1697	551
December 30, 2024	January 30, 2025	0.1747	603
January 31, 2025	February 27, 2025	0.1697	660
February 28, 2025	March 28, 2025	0.1697	712
March 31, 2025	April 29, 2025	0.1697	822
April 30, 2025	May 30, 2025	0.1698	923
May 31, 2025	June 27, 2025	0.1698	940
June 30, 2025	July 30, 2025	0.1697	1,018
July 31, 2025	August 29, 2025	0.1697	1,089
August 31, 2025	September 29, 2025	0.1822	1,294
September 30, 2025	October 30, 2025	0.1697	1,263
Total		$2.0866	$10,483

Year ended September 30, 2024
April 30, 2024	May 30, 2024	$0.2022	$165
May 31, 2024	June 28, 2024	0.2022	212
June 30, 2024	July 30, 2024	0.2022	292
July 31, 2024	August 30, 2024	0.2022	387
August 31, 2024	September 27, 2024	0.2022	437
September 30, 2024	October 30, 2024	0.2022	533
		$1.2132	$2,026
We have adopted a distribution reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our shareholders. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who participate in our distribution reinvestment plan will have their cash distribution reinvested in additional common shares, rather than receiving the cash distribution.

Distribution and Servicing Plan
On April 4, 2023, the Board approved a Distribution and Servicing Plan and on May 3, 2024 the Distribution and Servicing Plan was amended and approved for an additional one-year period. The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S Shares, Class D Shares and Class I Shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

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

Share Repurchase Program
At the discretion of the Board, we have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding as of the close of the calendar quarter prior to the applicable Valuation Date (as defined below). The board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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

The following table presents share repurchases completed under the share repurchase program during the year ended September 30, 2025:

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)
November 1, 2024	591,629.063	0.86%	$25.10	September 30, 2024	$14,847	—
February 3, 2025	176,927.429	0.22%	$25.14	December 31, 2024	4,438	—
May 1, 2025	845,739.277	0.86%	$25.03	March 31, 2025	21,066	—
August 1, 2025	1,542,727.770	1.28%	$25.18	June 30, 2025	38,789	—
	3,157,023.539				$79,140	—

(1)Percentage is based on total shares as of the close of the repurchase pricing date.
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
•actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
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
•turmoil in Eastern Europe and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•general price and volume fluctuations in the stock markets;
•the impact on our business of Dodd-Frank (as described below) and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this Annual Report on Form 10-K for the year ended September 30, 2025.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we could also invest in liquid credit instruments, including secured floating rate syndicated loans (e.g., broadly syndicated loans), securitized products and corporate bonds though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. Our portfolio may also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $85.0 billion in capital under management(1) as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by the Board of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on the value of our net assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent trustees) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

(1) Capital under management is a gross measure of invested capital including leverage as of October 1, 2025.

We seek to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) directly or indirectly in private credit investments (loans, bonds and other credit and related instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change.
We expect to make investments that typically have position sizes under 1% of our portfolio, on average. We expect to selectively invest more than 1% of our portfolio in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which could result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization.
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
As of September 30, 2025 and 2024, our portfolio at fair value was comprised of the following:

	As of September 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$2,285,901	26.7%	$726,380	22.2%
One stop	5,948,840	69.5	2,517,780	77.1
Second lien	35,084	0.4	5,937	0.2
Subordinated debt	57,646	0.7	3,758	0.1
Structured finance note	162,943	1.9	—	—
Equity	64,837	0.8	11,443	0.4
Total	$8,555,251	100.0%	$3,265,298	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2025 and 2024, one stop loans included $551.3 million and $257.8 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSL loans”). As of September 30, 2025 and 2024, senior secured loans included $1,932.3 million and $667.3 million, respectively, of BSL loans at fair value.
As of September 30, 2025 and 2024, we had debt and equity investments in 414 and 249 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of both our earning and total portfolio company investments for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average income yield(1)	9.7%	11.4%
Weighted average investment income yield(2)	9.9%	11.8%
Weighted average income yield of total investments(3)	9.6%	11.3%
Weighted average investment income yield of total investments(4)	9.9%	11.8%

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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital Private Credit Fund CLO-R LLC, or the 2025-R Issuer, under a collateral management agreement, or the CLO Reset Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2025-R Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2023 Reset Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital Private Credit Fund CLO 2, LLC, or the 2025 Issuer, under a collateral management agreement, or the 2025 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2025 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2025 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

Collateral management fees are paid directly by the 2025-R Issuer and the 2025 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2025-R Issuer, formerly the 2023 Issuer and the CLO Vehicle, paid SG Americas Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2023 Debt Securitization. The 2025 Issuer paid SG Americas Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2025 Debt Securitization. Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2025-R Issuer and the 2025 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of each Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common shareholders indirectly bear all of these expenses.

Recent Developments

We received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective October 1, 2025
Class I	$153.4 million
Class S	$12.3 million
Approximate subscriptions effective November 1, 2025
Class I	$157.0 million
Class S	$13.6 million

On October 30, 2025, we issued 325,066 Class I Shares and 26,025 Class S Shares through the DRIP.

We repurchased 1,963,165 of our Class I Shares and 47,906 of our Class S Shares pursuant to the tender offer to repurchase up to 5% of our Class I Shares and Class S Shares outstanding as of June 30, 2025 that commenced on September 25, 2025 and closed on November 3, 2025.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875
November 14, 2025	November 30, 2025	December 30, 2025	$0.1875
November 14, 2025	December 31, 2025	January 29, 2026	$0.1875
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875
Class S Distributions
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875
November 14, 2025	November 30, 2025	December 30, 2025	$0.1875
November 14, 2025	December 31, 2025	January 29, 2026	$0.1875
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875

Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2025 and 2024 are as follows:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest income	$475,986	$214,332	$261,654
Payment-in-kind interest income	23,344	6,844	16,500
Accretion of discounts and amortization of premiums	14,034	8,612	5,422
Non-cash dividend income	1,254	29	1,225
Dividend income	100	—	100
Fee income	1,744	570	1,174
Total investment income	516,462	230,387	286,075
Net expenses	282,242	115,288	166,954
Net investment income - before tax	234,220	115,099	119,121
Excise tax	—	109	(109)
Net investment income - after tax	234,220	114,990	119,230
Net realized gain (loss) on investment transactions	(5,263)	(6,457)	1,194
Net change in unrealized appreciation (depreciation) on investment transactions	29,006	11,835	17,171
Net realized gain (loss) on sale/extinguishment of debt	(1,900)	1,274	(3,174)
Net increase in net assets resulting from operations	$256,063	$121,642	$134,421
Average earning debt investments, at fair value	$5,193,017	$1,945,690	$3,247,327
Average earning preferred equity investments, at fair value	$10,690	$275	$10,415

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

Investment Income

Investment income increased from the year ended September 30, 2024 to the year ended September 30, 2025 by $286.1 million, primarily due to (i) an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $3.2 billion and, to a lesser extent, (ii) an increase in discount amortization acceleration and non-recurring amendment and prepayment fees driven by repayments that were partially offset by declining interest base rates.
The income yield by debt security type for the years ended September 30, 2025 and 2024 are as follows:

	Year ended
	September 30, 2025	September 30, 2024
Senior secured	8.2%	9.7%
One stop	10.0%	11.6%
Second lien	13.2%	14.1%
Subordinated debt	10.7%	12.4%
Structured finance note	8.4%	—%

The income yield on senior secured and one stop loans decreased for year ended September 30, 2025 as compared to the year ended September 30, 2024 primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 93.5% of our loan portfolio at fair value as of September 30, 2025 is subject to an interest rate floor. As of September 30, 2025 and 2024, the weighted average base floor of our loans was 0.59% and 0.67%, respectively.

As of September 30, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest expense and other debt financing expenses	$181,614	$70,685	$110,929
Amortization of deferred debt issuance costs	8,057	2,713	5,344
Base management fee	34,076	14,154	19,922
Income incentive fee	34,005	16,592	17,413
Capital gain incentive fee accrual under GAAP	2,741	757	1,984
Professional fees	14,244	7,587	6,657
Administrative service fee	5,699	1,976	3,723
General and administrative expenses	728	428	300
Distribution and shareholder servicing fees	1,078	178	900
Expense support	—	(667)	667
Expense support recoupment	—	885	(885)
Net expenses	$282,242	$115,288	$166,954
Average debt outstanding	$2,681,170	$926,243	$1,754,927

Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $116.3 million from the year ended September 30, 2024 to the year ended September 30, 2025, primarily due to increased interest expense due to an increase in average debt outstanding of $1,754.9 million, including the 2025 Debt Securitization and 2025-R Debt Securitization issuances totaling $1.2 billion in notes which bear interest at a weighted-average rate of three-month SOFR + 1.49% that was partially offset by decreasing interest base rates on borrowings from our floating debt facilities. For more information about our outstanding borrowings for the year ended September 30, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the years ended September 30, 2025 and 2024, the effective average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes, on our total debt was 7.0% and 8.1%, respectively.
The effective average interest rate decreased from the year ended September 30, 2025 compared to the year ended September 30, 2024 primarily due to declining interest base interest rates on our borrowings.

Management Fees
The base management fee increased as a result of an increase in average net assets for the year ended September 30, 2024 to the year ended September 30, 2025.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased from the year ended September 30, 2024 compared to the year ended September 30, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $3.2 billion. For the year ended September 30, 2025 and 2024, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of September 30, 2025 and 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2025 and 2024, there was $3.5 million and $0.8 million, respectively, of capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the year ended September 30, 2025, the accrual of capital gain incentive fee under GAAP of $2.7 million was primarily due to $23.7 million of net unrealized and realized gains on investment and foreign currency transactions recognized during the period. For the year ended September 30, 2024, the accrual of capital gain incentive fee under GAAP of $0.8 million was primarily due to $5.4 million of net unrealized and realized gains on investment and foreign currency transactions recognized during the period.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2025 and 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

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
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $10.7 million from the year ended September 30, 2024 to the year ended September 30, 2025 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2025 and 2024 were $12.7 million and $5.9 million, respectively.

As of September 30, 2025 and 2024, included in accounts payable and other liabilities were $4.9 million and $3.8 million, respectively (which includes $1.0 million of unreimbursed Expense Support Payments as of both September 30, 2025 and 2024), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Net realized gain (loss) on investments	$(3,386)	$(6,629)	$3,243
Net realized gain (loss) on foreign currency transactions	(1,877)	172	(2,049)
Net realized gain (loss) on investment transactions	$(5,263)	$(6,457)	$1,194
Unrealized appreciation from investments	$45,789	$20,706	$25,083
Unrealized (depreciation) from investments	(20,120)	(8,984)	(11,136)
Unrealized appreciation (depreciation) from forward currency contracts	(9,119)	—	(9,119)
Unrealized appreciation (depreciation) on foreign currency translation	12,456	113	12,343
Net change in unrealized appreciation (depreciation) on investment transactions	$29,006	$11,835	$17,171
Net realized gain (loss) on sale/extinguishment of debt	$(1,900)	$1,274	$(3,174)

During the year ended September 30, 2025, we had a net realized loss of $5.3 million primarily driven by a realized loss recognized on the restructure of a portfolio company investment and a net realized loss on the translation of foreign currency amounts and transactions into U.S. dollars. During the year ended September 30, 2024, we had a net realized loss of $6.5 million primarily driven by a realized loss recognized on the restructure of a portfolio company investment and $0.6 million of realized losses recognized on the sale of two BSL loans that were partially offset by $0.1 million of net realized gains on the partial sale of BSL loans and $0.2 million of net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

For the year ended September 30, 2025, we had $45.8 million in unrealized appreciation on 296 portfolio company investments, which was offset by $20.1 million in unrealized depreciation on 148 portfolio company investments. For the year ended September 30, 2024, we had $20.7 million in unrealized appreciation on 177 portfolio company investments, which was offset by $9.0 million in unrealized depreciation on 97 portfolio company investments.

Unrealized appreciation for the year ended September 30, 2025 was primarily due to fair valuing recent originations up to or near par and, to a lesser extent, (i) the rise in market prices of our BSL and structured finance note portfolios and (ii) the reversal of previously recognized unrealized depreciation on the restructuring of a portfolio company investment. Unrealized appreciation for the year ended September 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the year ended September 30, 2025 primarily resulted from amortization of discounts on originated loans during the year and, to a lesser extent, isolated deterioration in the credit performance of (i) certain portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status. Unrealized depreciation for the year ended September 30, 2024 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the year ended September 30, 2025, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $282.8 million. During the period, cash used in operating activities was $4,924.6 million, primarily as a result of purchases and fundings of portfolio investments of $5,767.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $586.6 million. During the same period, cash provided by financing activities was $5,207.3 million, primarily driven by borrowings on debt of $7,916.4 million and proceeds from the issuance of common shares of $2,319.2 million, that were partially offset by repayments of debt of $4,840.6 million, distributions paid of $154.0 million and, to a lesser extent, repurchases of common shares of $79.1 million.

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

As of September 30, 2025 and 2024, we had cash and cash equivalents of $43.9 million and $170.6 million, respectively. In addition, as of September 30, 2025 and 2024, we had foreign currencies of $4.4 million and $2.6 million, respectively, and restricted cash and cash equivalents of $424.2 million and $16.4 million, respectively. As of September 30, 2025, the increase in restricted cash and cash equivalents was primarily driven by the issuance of the 2025 Debt Securitization and the 2025-R Debt Securitization. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

BANA Credit Facility - On May 9, 2025, we entered into the BANA Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of September 30, 2025, allowed us to borrow up to $500.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2025, we had outstanding debt under the BANA Credit Facility of $310.0 million. As of September 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $190.0 million of remaining commitments and $24.9 million of availability on the BANA Credit Facility.

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of September 30, 2025, allowed us to borrow up to $2,478.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2025 and 2024, we had outstanding debt under the SMBC Credit Facility of $1,297.0 million and $223.9 million, respectively. As of September 30, 2025 and 2024, subject to leverage and borrowing base restrictions, we had $1,205.2 million and $891.1 million, respectively, of remaining commitments and $1,273.4 million and $677.2 million, respectively, of availability on the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of September 30, 2025, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of September 30, 2025 and 2024, we had no amount outstanding under the Adviser Revolver.

Debt Securitizations
2025-R Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. On September 9, 2024, we sold the previously retained Class A-2 Notes to a third party. The Class A-1 and Class A-2 2023 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt. The Subordinated 2023 Notes were eliminated in consolidation. On September 25, 2025, we completed the 2025-R Debt Securitization, which redeemed all of the notes issued under the 2023 Debt Securitization. The Class A-1R 2025 Reset Notes and $56.0 million of the Class A-2R 2025 Reset Notes (each as defined in Note 7 to our consolidated financial statements) are included in the September 30, 2025 Consolidated Statements of Financial Condition as our debt. The Class B-R 2025 Reset Notes, $20.2 million of the Class A-2R 2025 Reset Notes and the Subordinated 2025 Reset Notes were eliminated in consolidation. As of September 30, 2025, we had outstanding debt under the 2025-R Debt Securitization of $556.0 million and as of September 30, 2024, we had outstanding debt under the 2023 Debt Securitization of $432.9 million, respectively.

2025 Debt Securitization - On September 18, 2025, we completed the 2025 Debt Securitization. We also incurred certain loans as part of the 2025 Debt Securitization. The Class A-1 2025 Notes, Class A-2 2025 Notes, Class B 2025 Notes, Class A-1L-1 2025 Loans, Class A-lL-2 2025 Loans, Class A-2L 2025 Loans and Class B-L 2025 Loans (each as defined in Note 7 to our consolidated financial statements) are included in the September 30, 2025 Consolidated Statement of Financial Condition as our debt and the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation. As of September 30, 2025, we had outstanding debt under the 2025 Debt Securitization of $599.1 million.

2027 Notes

On May 22, 2024, we entered into a master note purchase agreement governing the issuance of the 2027 Notes. Each of the 2027 Tranche A Notes, 2027 Tranche B Notes and 2027 Tranche C Notes remained outstanding as our debt as of September 30, 2025 and 2024.

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

2028 Notes

On July 23, 2025, we issued $500.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of September 30, 2025.

On July 16, 2025, we entered into interest rate swaps on the 2028 Notes pursuant to which we agreed to receive a fixed interest rate of 5.450% and pay a floating interest rate of three-month Term SOFR plus 1.8340%. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

2029 Notes

On September 12, 2024, we issued $500.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of September 30, 2025 and 2024.

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

2030 Notes

On February 24, 2025, we issued $500.0 million in aggregate principal amount of the 2030 Notes, all of which remained outstanding as our debt as of September 30, 2025.

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

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 184.7% and 1.18x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.16x and 1.06x excluding the $424.2 million of restricted cash driven by the issuance of the 2025 Debt Securitization and the 2025-R Debt Securitization as of September 30, 2025.

As of September 30, 2025 and September 30, 2024, we had outstanding commitments to fund investments totaling $1,875.1 million and $676.6 million, respectively. As of September 30, 2025, total commitments included $520.4 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2025, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2025 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2025. As of September 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Credit Facility, BANA Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding derivatives as of September 30, 2025 and 2024. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2025 and September 30, 2024, we had investments in 414 and 249 portfolio companies, respectively, with a total fair value of $8,555.3 million and $3,265.3 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025		September 30, 2024
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$1,847,297	26.3%	$775,884	24.8%
One stop	4,884,335	69.4	2,333,151	74.6
Second lien	31,893	0.5	5,730	0.2
Subordinated debt	55,969	0.8	3,677	0.1
Structured finance note	161,525	2.3	—	—
Equity	50,950	0.7	10,131	0.3
Total new investment commitments	$7,031,969	100.0%	$3,128,573	100.0%

For the year ended September 30, 2025, we had approximately $586.6 million in proceeds from principal payments and sales of portfolio investments.

For the year ended September 30, 2024, we had approximately $397.8 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$2,288,864	$2,283,507	$2,285,901	$728,440	$727,390	$726,380
Non-accrual(3)	—	—	—	—	—	—
One stop
Performing	5,973,137	5,879,176	5,946,459	2,538,097	2,498,133	2,517,780
Non-accrual(3)	5,066	2,133	2,381	—	—	—
Second lien
Performing	35,084	34,869	35,084	5,937	5,895	5,937
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	58,087	57,122	57,646	3,794	3,651	3,758
Non-accrual(3)	—	—	—	—	—	—
Structured finance note
Performing	161,525	161,487	162,943	—	—	—
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	61,047	64,837	N/A	11,355	11,443
Total	$8,521,763	$8,479,341	$8,555,251	$3,276,268	$3,246,424	$3,265,298

(1)As of September 30, 2025, $1,093.1 million and $1,106.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2024, $383.9 million and $384.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.

As of September 30, 2025, we had loans in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value were less than 0.1%. As of September 30, 2024, we had no loans on non-accrual status. As of September 30, 2025 and 2024, we did not have any preferred equity securities on non-accrual status.

As of September 30, 2025 and 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.6% and 99.3%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate investments and fees of middle-market (“MM”) investments originated and weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average rate of new MM investment fundings	9.2%	9.9%
Weighted average spread over the applicable base rate of new floating rate MM investment fundings	5.1%	4.8%
Weighted average fees of new MM investment fundings	0.7%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	9.4%	9.7%

As of September 30, 2025, 93.6% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 96.1% and 96.0% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2025 and 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $87.0 million and $75.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	As of September 30, 2025		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$285,612	3.3%	$10,543	0.3%
4	8,135,488	95.1	3,169,294	97.1
3	131,770	1.6	85,461	2.6
2	2,381	0.0 ^	—	—
1	—	—	—	—
Total	$8,555,251	100.0%	$3,265,298	100.0%

* Represents an amount less than $1.
^ Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of September 30, 2025 and 2024.

	Average Price[1]
Category	As of September 30, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.5%
Internal Performance Rating 3 (Performing Below Expectations)	93.2	91.7
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	47.0	—
Total	99.6%	99.3%

(1)Includes only debt investments held as of September 30, 2025 and 2024. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

Distributions

We have made and intend to make periodic regular and special distributions to our shareholders as determined by our Board. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed. There is no assurance we will pay distributions in any particular amount, if at all. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements included in this Annual Report.

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

We have adopted an “opt out” distribution reinvestment plan for our common shareholders. As a result, if we declare a distribution, our shareholders’ cash distributions will be automatically reinvested in additional Common Shares unless a shareholder specifically “opts out” of our distribution reinvestment plan. If a shareholder opts out, that shareholder will receive cash distributions. Although distributions paid in the form of additional Common Shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, shareholders participating in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

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
•GC Advisors serves as collateral manager to the 2025-R Issuer and the 2025 Issuer under the 2025 Reset Collateral Management Agreement and the 2025 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.
•On July 3, 2023, we entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. As of September 30, 2025, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver.
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

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly-traded, whose market prices are not readily available as part of the regular valuation process and in any other situation where portfolio investments require a fair value determination.

With respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals of GC Advisors responsible for the valuation function. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The Valuation Designee reviews these preliminary valuations. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The Valuation Designee discusses valuations and determines the fair value of each portfolio investment in good faith.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

The Valuation Designee’s fair value methodology is conducted in accordance with the fair value principles established by ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Valuation Designee’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Valuation Designee considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the years ended September 30, 2025 and 2024, certain debt investments with a fair value of $10.0 million and $6.5 million, respectively, transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $22.9 million and $5.0 million, respectively, transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value based on unobservable inputs significant to their fair value as determined in good faith by the Valuation Designee, and may be based on input of the Valuation Designee’s personnel (which may involve the use of a third-party pricing service or quote) and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation at least every other quarter of each non-de minimis portfolio investment in accordance with the Company’s valuation policies, including for those that do not have a readily available market quotation or are not valued via a third-party pricing service or other quote. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2025, $1,750.4 million and $6,804.9 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, $615.7 million and $2,649.6 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2025 and 2024, all interest rate swaps and forward currency contracts were valued using Level 2 inputs and all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 portfolio investments, the Valuation Designee may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from brokers. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally use the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

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

Valuation of Other Financial Assets and Liabilities

The fair value of the 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes are based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of our remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $2.4 million as of September 30, 2025. As of September 30, 2024, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would generally distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, we did not record any U.S. federal excise tax. For the year ended September 30, 2024, we recorded $0.1 million for U.S. federal excise tax. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, we did not record any U.S. federal excise tax.

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
Valuation Risk. We will value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our Valuation Designee, subject to oversight by the Board in accordance with our valuation policy and process. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments could fluctuate from period to period, if we were to sell or liquidate a portfolio investment, including, for example, in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2025 and 2024, the weighted average floor on loans subject to floating interest rates was 0.59% and 0.67%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 7 of our consolidated financial statements), the BANA Credit Facility has a floating rate applicable to the currency of such borrowing, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate the Class A-1R 2025 Reset Notes and Class A-2R 2025 Reset Notes issued in connection with the 2025-R Debt Securitization as well as the Class A-1 2025 Notes, Class A-2 2025 Notes, Class B 2025 Notes, Class A-1L-1 2025 Loans, Class A-1L-2 2025 Loans, Class A-2L 2025 Loans, and Class B-L 2025 Loans issued in connection with the 2025 Debt Securitization have floating rate interest provisions based on three-month term SOFR, and the 2027 Tranche B Notes and 2027 Tranche C Notes have floating rate interest provisions based on SOFR and EURIBOR, respectively. We have entered into two interest rate swaps on the 2027 Tranche A Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.5975% and three-month SOFR plus a spread of 2.644%. We have entered into an interest rate swap on the 2028 Notes which have floating rate provisions based on three-month SOFR plus a spread of 1.834%. We have entered into two interest rate swaps on the 2029 Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.7875% and three-month SOFR plus a spread of 2.770%. We have entered into two interest rate swaps on the 2030 Notes which have floating rate provisions based on SOFR plus a spread of 1.727% and SOFR plus a spread of 1.745%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(93,829)	$(167,905)	$74,076
Down 150 basis points	(70,372)	(126,175)	55,803
Down 100 basis points	(46,915)	(84,283)	37,368
Down 50 basis points	(23,457)	(42,159)	18,702
Up 50 basis points	23,457	42,159	(18,702)
Up 100 basis points	46,915	84,319	(37,404)
Up 150 basis points	70,372	126,478	(56,106)
Up 200 basis points	93,829	168,637	(74,808)

(1) Assumes applicable three-month base rate as of September 30, 2025, with the exception of SONIA and Prime that utilize the September 30, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the BANA Credit Facility, the Adviser Revolver, the 2025-R Debt Securitization, the 2025 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting	135
Report of Independent Registered Public Accounting Firm	136
Consolidated Statements of Financial Condition as of September 30, 2025 and 2024	137
Consolidated Statements of Operations for the years ended September 30, 2025 and 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	138
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2025 and 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	139
Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	141
Consolidated Schedules of Investments as of September 30, 2025 and 2024	143
Notes to the Consolidated Financial Statements	179

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
Management assessed the effectiveness of GCRED’s internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2025, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Golub Capital Private Credit Fund and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Private Credit Fund and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2025 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2025 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2025 and 2024, by correspondence with custodians or agent banks; when replies were not received from agent banks, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Chicago, Illinois
November 25, 2025

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2025	September 30, 2024

Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $8,479,341 and $3,246,424, respectively)	$8,555,251	$3,265,298
Cash and cash equivalents	43,877	170,615
Foreign currencies (cost of $4,645 and $2,324, respectively)	4,352	2,620
Restricted cash and cash equivalents	424,234	16,408
Interest receivable	74,426	32,459
Receivable for investments	9,373	9,201
Deferred offering costs	1,168	2,775
Net unrealized appreciation on derivatives	22,144	12,624
Other assets	1,748	1,521
Total Assets	$9,136,573	$3,513,521
Liabilities
Debt	$4,699,707	$1,588,492
Less unamortized debt issuance costs	(38,246)	(18,999)
Debt less unamortized debt issuance costs	4,661,461	1,569,493
Other short-term borrowings	74,178	—
Interest payable	20,215	10,673
Distributions payable	30,116	15,135
Management and income incentive fees payable	23,088	10,899
Payable for investments purchased	241,534	165,315
Accrued trustee fees	662	225
Net unrealized depreciation on derivatives	11,371	1,963
Accounts payable and other liabilities	14,479	7,476
Total Liabilities	5,077,104	1,781,179
Commitments and Contingencies (Note 9)
Net Assets
Preferred shares, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and 2024.	—	—
Common shares, par value $0.01 per share, unlimited shares authorized, 161,326,430.474 and 69,008,371.263 shares issued and outstanding as of September 30, 2025 and 2024, respectively.	1,613	690
Paid in capital in excess of par	4,044,440	1,727,522
Distributable earnings (losses)	13,416	4,130
Total Net Assets	4,059,469	1,732,342
Total Liabilities and Total Net Assets	$9,136,573	$3,513,521

Net Asset Value Per Share
Class I Shares:
Net assets	$3,872,168	$1,666,227
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	153,882,766.474	66,374,648.607
Net asset value per common share	$25.16	$25.10
Class S Shares:
Net assets	$187,302	$66,115
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	7,443,664.000	2,633,722.656
Net asset value per common share	$25.16	$25.10

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Investment income
Interest income	$490,020	$222,944	$32,603
Payment-in-kind interest income	23,344	6,844	601
Dividend income	1,354	29	—
Fee income	1,744	570	132
Total investment income	516,462	230,387	33,336
Expenses
Interest and other debt financing expenses	189,671	73,398	10,724
Base management fee	34,076	14,154	2,049
Incentive fee	36,746	17,349	2,374
Professional fees	14,244	7,587	1,414
Administrative service fee	5,699	1,976	212
General and administrative expenses	728	428	1,205
Distribution and shareholder servicing fees
Class S	1,078	178	—
Total expenses	282,242	115,070	17,978
Incentive fee waived (Note 3)	—	—	(340)
Expense support (Note 3)	—	(667)	(1,257)
Expense support recoupment (Note 3)	—	885	—
Net expenses	282,242	115,288	16,381
Net investment income - before tax	234,220	115,099	16,955
Excise tax	—	109	—
Net investment income - after tax	234,220	114,990	16,955
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(3,386)	(6,629)	89
Foreign currency transactions	(1,877)	172	1,507
Net realized gain (loss) on investment transactions	(5,263)	(6,457)	1,596
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	25,669	11,722	692
Forward currency contracts	(9,119)	—	—
Translation of assets and liabilities in foreign currencies	12,456	113	(1,279)
Net change in unrealized appreciation (depreciation) on investment transactions	29,006	11,835	(587)
Net gain (loss) on investment transactions	23,743	5,378	1,009
Net realized gain (loss) on sale/extinguishment of debt	(1,900)	1,274	(1,541)
Net increase (decrease) in net assets resulting from operations	$256,063	$121,642	$16,423
Per Common Share Data
Class I Shares:
Earnings available to shareholders	$245,230	$119,726	$16,423
Basic and diluted weighted average common shares outstanding (Note 13)	103,755,744	44,385,411	26,035,443
Basic and diluted earnings per common share (Note 13)	$2.36	$2.70	$0.63
Class S Shares:
Earnings available to shareholders	$10,833	$1,916	$—
Basic and diluted weighted average common shares outstanding (Note 13)	5,033,036	1,666,686	—
Basic and diluted earnings per common share (Note 13)	$2.15	$1.15	$—

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at June 30, 2023 (commencement of operations)	2,000.000	$—	$50	$—	$50
Issuance of common shares
Class I	26,010,927.600	260	650,013	—	650,273
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	16,955	16,955
Net realized gain (loss) on investment transactions	—	—	—	1,596	1,596
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(587)	(587)
Net realized gain (loss) on sale/extinguishment of debt	—	—	—	(1,541)	(1,541)
Distributions to shareholders:
Shares issued in connection with distribution reinvestment plan
Class I	120,582.922	1	3,017	—	3,018
Distributions from distributable earnings (losses)
Class I	—	—	—	(10,938)	(10,938)
Distributions declared and payable
Class I	—	—	—	(5,488)	(5,488)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(291)	291	—
Total increase (decrease) for the period from June 30, 2023 (commencement of operations) to September 30, 2023	26,131,510.522	261	652,739	288	653,288
Balance at September 30, 2023	26,133,510.522	261	652,789	288	653,338
Issuance of common shares
Class I	39,047,346.301	391	979,985	—	980,376
Class S	2,603,270.715	26	65,433	—	65,459
Repurchase of common shares, net of early repurchase deduction
Class I	(93,026.334)	(1)	(2,309)	—	(2,310)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	114,990	114,990
Net realized gain (loss) on investment transactions	—	—	—	(6,457)	(6,457)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	11,835	11,835
Net realized gain (loss) on sale/extinguishment of debt	—	—	—	1,274	1,274
Distributions to shareholders:
Shares issued in connection with distribution reinvestment plan
Class I	1,286,818.118	13	32,289	—	32,302
Class S	30,451.941	—	765	—	765
Distributions from distributable earnings (losses)
Class I	—	—	—	(102,602)	(102,602)
Class S	—	—	—	(1,493)	(1,493)
Distributions declared and payable
Class I	—	—	—	(14,602)	(14,602)
Class S	—	—	—	(533)	(533)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,430)	1,430	—
Total increase (decrease) for the year ended September 30, 2024	42,874,860.741	429	1,074,733	3,842	1,079,004
Balance at September 30, 2024	69,008,371.263	$690	$1,727,522	$4,130	$1,732,342

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets - (continued)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	69,008,371.263	$690	$1,727,522	$4,130	$1,732,342
Issuance of common shares
Class I	87,533,876.450	875	2,198,679	—	2,199,554
Class S	4,761,661.966	48	119,562	—	119,610
Repurchase of common shares, net of early repurchase deduction
Class I	(2,991,985.152)	(30)	(74,980)	—	(75,010)
Class S	(165,038.389)	(2)	(4,128)	—	(4,130)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	234,220	234,220
Net realized gain (loss) on investment transactions	—	—	—	(5,263)	(5,263)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	29,006	29,006
Net realized gain (loss) on sale/extinguishment of debt	—	—	—	(1,900)	(1,900)
Distributions to shareholders:
Shares issued in connection with distribution reinvestment plan
Class I	2,966,226.569	30	74,472	—	74,502
Class S	213,317.767	2	5,356	—	5,358
Distributions from distributable earnings (losses)
Class I	—	—	—	(209,484)	(209,484)
Class S	—	—	—	(9,220)	(9,220)
Distributions declared and payable
Class I	—	—	—	(28,853)	(28,853)
Class S	—	—	—	(1,263)	(1,263)
Tax reclassification of shareholders equity in accordance with generally accepted accounting principles	—	—	(2,043)	2,043	—
Total increase (decrease) for the year ended September 30, 2025	92,318,059.211	923	2,316,918	9,286	2,327,127
Balance at September 30, 2025	161,326,430.474	$1,613	$4,044,440	$13,416	$4,059,469
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$256,063	$121,642	$16,423
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	8,057	2,713	87
Amortization of deferred offering costs	2,043	1,750	291
Amortization of discounts on issued debt securities	2,024	59	39
Accretion of discounts and amortization of premiums on investments	(14,034)	(8,612)	(1,196)
Net realized (gain) loss on investments	3,386	6,629	(89)
Net realized (gain) loss on foreign currency transactions	1,877	(172)	(1,507)
Net realized gain (loss) on sale/extinguishment of debt	1,900	(1,274)	1,541
Net change in unrealized (appreciation) depreciation on investments	(25,669)	(11,722)	(692)
Net change in unrealized (appreciation) depreciation on forward currency contracts	9,119	—	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(12,456)	(113)	1,279
Net change in unrealized (appreciation) depreciation on interest rate swaps	2,372	(1,620)	—
Proceeds from (fundings of) revolving loans, net	(17,541)	(5,805)	63
Purchases and fundings of investments	(5,767,030)	(2,450,019)	(1,200,525)
Proceeds from principal payments and sales of portfolio investments	586,634	397,784	22,779
Payment-in-kind interest capitalized	(23,072)	(6,773)	(513)
Non-cash dividends capitalized	(1,254)	(29)	—
Changes in operating assets and liabilities:
Interest receivable	(41,967)	(15,323)	(17,136)
Receivable for investments	(172)	4,043	(9,900)
Other assets	(227)	(635)	(4,230)
Interest payable	9,542	9,201	1,472
Management and income incentive fees payable	12,189	7,573	4,083
Payable for investments purchased	76,219	136,346	28,969
Accrued trustee fees	437	162	63
Accounts payable and other liabilities	7,003	2,156	4,563
Net cash provided by (used in) operating activities	(4,924,557)	(1,812,039)	(1,154,136)
Cash flows from financing activities
Borrowings on debt	7,916,385	2,507,247	1,117,370
Repayments of debt	(4,840,621)	(1,507,217)	(544,312)
Proceeds from other short-term borrowings	74,223	—	—
Repayments on other short-term borrowings	(45)	—	—
Capitalized debt issuance costs	(28,240)	(15,522)	(6,277)
Deferred offering costs	(436)	(1,090)	(3,726)
Proceeds from issuance of common shares	2,319,164	1,045,835	650,273
Repurchased shares, net of early repurchase deduction paid	(79,140)	(2,310)	—
Distributions paid	(153,979)	(76,516)	(7,920)
Net cash provided by (used in) financing activities	5,207,311	1,950,427	1,205,408
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	282,754	138,388	51,272
Effect of foreign currency exchange rates	66	533	(600)
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	189,643	50,722	50
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$472,463	$189,643	$50,722

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$167,641	$56,710	$9,126
Distributions declared for the period	248,820	119,230	16,426
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with distribution reinvestment plan	$79,860	$33,067	$3,018
Change in distributions payable	14,981	9,647	5,488
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
The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2025	September 30, 2024
Cash and cash equivalents	$43,877	$170,615
Foreign currencies (cost of $4,645 and $2,324, respectively)	4,352	2,620
Restricted cash and cash equivalents	424,234	16,408
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows(1)	$472,463	$189,643
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Bleriot US Bidco Inc.^(8)(26)	Senior secured	SF +	2.50%	(h)	6.50%				10/2030	$15,124	$15,158	0.4%	$15,148
Element Materials Technology^(8)(26)	Senior secured	SF +	3.68%	(h)	7.68%				06/2029	18,389	18,370	0.5	18,536
Kaman Corporation#(26)	Senior secured	SF +	2.50%	(h)(i)	6.66%				02/2032	3,418	3,411	0.1	3,411
Kaman Corporation#(26)	Senior secured	SF +	2.50%	(h)	6.83%				02/2032	30	30	—	30
LSF11 Trinity Bidco, Inc.^#	Senior secured	SF +	2.50%	(g)	6.65%				06/2030	15,047	15,071	0.4	15,075
PPW Aero Buyer, Inc.^(5)	One stop				N/A(6)				02/2029	—	(8)	—	(9)
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(h)	9.00%				09/2031	1,701	1,692	—	1,692
PPW Aero Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(28)	—	(28)
Propulsion Newco LLC^(8)(26)	Senior secured	SF +	2.75%	(h)	7.04%				09/2029	14,165	14,177	0.3	14,231
Signia Aerospace, LLC^#	Senior secured	SF +	2.75%	(g)(h)	6.91%				12/2031	8,542	8,541	0.2	8,569
Signia Aerospace, LLC^#(5)	Senior secured				N/A(6)				12/2031	—	(1)	—	1
SMX Technologies^#(26)	Senior secured	SF +	4.50%	(g)	8.66%				02/2032	7,584	7,590	0.2	7,632
Titan BW Borrower L.P.^(25)	One stop	SF +	5.26%	(h)	6.58%	cash/	2.88%	PIK	07/2032	15,987	15,832	0.4	15,827
Titan BW Borrower L.P.^(5)	One stop				N/A(6)				07/2032	—	(26)	—	(27)
Titan BW Borrower L.P.^(5)	One stop				N/A(6)				07/2032	—	(7)	—	(14)
Transdigm, Inc.^#(8)(26)	Senior secured	SF +	2.25%	(h)	6.25%				03/2030	21,074	21,039	0.5	21,076
										121,061	120,841	3.0	121,150
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(h)	9.00%				11/2031	49,796	48,893	1.2	49,298
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(h)	9.20%				11/2031	3,145	3,081	0.1	3,108
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(h)	9.00%				11/2031	53,127	52,598	1.3	52,596
RJW Group Holdings, Inc.^(5)	One stop				N/A(6)				11/2031	—	(45)	—	(90)
										106,068	104,527	2.6	104,912
Airlines
Accelya Lux Finco S.A.R.L.*(8)(18)(25)	One stop	SF +	6.00%	(h)	10.10%	PIK			12/2026	1,586	1,560	0.1	1,586
Brown Group Holding, LLC ^#(8)(10)(26)	Senior secured	SF +	2.75%	(g)(h)	6.99%				07/2031	7,935	7,943	0.2	7,958
Brown Group Holding, LLC ^(8)(10)(26)	Senior secured	SF +	2.50%	(g)	6.66%				07/2031	1,796	1,797	—	1,799
KKR Apple Bidco, LLC^(26)	Senior secured	SF +	2.50%	(g)	6.66%				09/2031	9,071	9,074	0.2	9,080
										20,388	20,374	0.5	20,423
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(i)	8.62%				11/2030	4,798	4,757	0.1	4,750
Arnott, LLC^	One stop	SF +	4.75%	(i)	8.74%				11/2030	353	347	—	345
Collision SP Subco, LLC*&	One stop	SF +	4.75%	(h)	9.06%				01/2030	16,034	15,837	0.4	16,034
Collision SP Subco, LLC^	One stop	SF +	4.75%	(h)(i)	9.00%				01/2030	8,556	8,482	0.2	8,556
Collision SP Subco, LLC^	One stop	SF +	4.75%	(h)	8.95%				01/2030	381	349	—	381
Collision SP Subco, LLC&	One stop	SF +	4.75%	(h)	9.04%				01/2030	1,213	1,202	0.1	1,213
Collision SP Subco, LLC^(5)	One stop				N/A(6)				01/2030	—	(136)	—	—
OEConnection, LLC^	One stop	SF +	5.25%	(g)(h)	9.41%				04/2031	40,442	40,121	1.0	40,577
OEConnection, LLC^	One stop	SF +	5.25%	(g)(h)	9.41%				04/2031	7,057	6,997	0.2	7,080
OEConnection, LLC^(5)	One stop				N/A(6)				04/2031	—	(35)	—	15
OEConnection, LLC^(5)	One stop				N/A(6)				04/2031	—	(32)	—	24
RC Buyer, Inc.^(26)	Senior secured	SF +	3.50%	(g)	7.77%				07/2028	9,334	9,339	0.2	9,294
RealTruck Group, Inc.^(8)(26)	Senior secured	SF +	3.75%	(g)	8.02%				01/2028	10,182	10,113	0.2	9,276
Wand NewCo 3, Inc.^(8)(26)	Senior secured	SF +	2.50%	(g)	6.66%				01/2031	14,216	14,244	0.4	14,184
										112,566	111,585	2.8	111,729
Automobiles
Belron Finance US, LLC^(8)(26)	Senior secured	SF +	2.50%	(h)	6.74%				10/2031	4,975	4,975	0.1	5,006
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(g)(h)	9.32%				06/2030	34,759	34,364	0.9	34,759
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(h)	9.89%				06/2030	1,408	1,366	—	1,408
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC^(25)	Second lien	N/A			13.00%	PIK	12/2029	$25,829	$25,645	0.6%	$25,829
Denali Midco 2, LLC*&	One stop	SF +	5.25%	(g)	9.41%		12/2028	16,886	16,602	0.4	16,886
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.25%		12/2029	599	591	—	599
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.25%		12/2029	125	123	—	125
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.25%		12/2029	106	103	—	106
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(h)	9.24%		12/2029	7	5	—	7
JHCC Holdings LLC*	One stop	SF +	5.25%	(h)	9.25%		09/2027	9,408	9,378	0.2	9,408
JHCC Holdings LLC^	One stop	SF +	5.25%	(h)	9.25%		09/2027	4,264	4,236	0.1	4,264
JHCC Holdings LLC*	One stop	SF +	5.25%	(h)	9.25%		09/2027	2,578	2,572	0.1	2,578
Mavis Tire Express Services Topco, Corp.^#(8)(26)	Senior secured	SF +	3.00%	(h)	7.20%		05/2028	18,106	18,144	0.5	18,125
Mister Car Wash Holdings, Inc.^(8)(26)	Senior secured	SF +	2.50%	(g)	6.66%		03/2031	12,263	12,291	0.3	12,302
National Express Wash Parent Holdco, LLC&^	One stop	SF +	5.00%	(h)	9.00%		07/2029	37,794	37,220	0.9	37,794
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	9.03%		07/2029	4,572	4,532	0.1	4,572
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(h)(i)	9.24%		07/2029	13,734	13,545	0.3	13,734
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(h)	9.00%		07/2029	12,152	12,096	0.3	12,152
Paint Intermediate III, LLC^#(26)	Senior secured	SF +	3.00%	(h)	7.24%		10/2031	13,935	13,925	0.4	13,940
Quick Quack Car Wash Holdings, LLC&	One stop	SF +	4.75%	(g)	8.91%		06/2031	2,490	2,473	0.1	2,490
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(g)	8.91%		06/2031	140	138	—	140
Quick Quack Car Wash Holdings, LLC^(5)	One stop				N/A(6)		06/2031	—	(1)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(g)	8.91%		06/2031	1,024	1,002	—	1,024
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(g)	8.91%		06/2031	128	127	—	128
TWAS Holdings, LLC*&^	One stop	SF +	6.00%	(g)	10.26%		12/2026	22,705	22,542	0.6	22,705
Yorkshire Parent, Inc.*&	One stop	SF +	5.50%	(h)	9.50%		12/2029	12,681	12,560	0.3	12,681
Yorkshire Parent, Inc.&	One stop	SF +	5.00%	(h)	9.31%		12/2029	11,861	11,810	0.3	11,861
Yorkshire Parent, Inc.&	One stop	SF +	5.50%	(h)	9.79%		12/2029	3,513	3,480	0.1	3,513
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(h)	9.50%		12/2029	738	703	—	738
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(h)	9.31%		12/2029	379	250	—	379
								269,159	266,797	6.6	269,253
Banks
Empyrean Solutions, LLC^	One stop	SF +	4.50%	(h)	8.50%		11/2031	9,959	9,915	0.3	9,959
Empyrean Solutions, LLC^(5)	One stop				N/A(6)		11/2031	—	(7)	—	—
Empyrean Solutions, LLC^(5)	One stop				N/A(6)		11/2031	—	(18)	—	—
OSP Hamilton Purchaser, LLC*	One stop	SF +	5.00%	(h)	9.31%		12/2029	2,776	2,751	0.1	2,776
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(h)	9.32%		12/2029	2,655	2,631	0.1	2,655
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(h)	9.31%		12/2029	695	685	—	695
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(h)	9.32%		12/2029	130	98	—	130
								16,215	16,055	0.5	16,215
Beverages
Financial Information Technologies, LLC^(5)	One stop				N/A(6)		06/2030	—	(18)	—	—
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(h)	8.75%		06/2030	84	84	—	84
Financial Information Technologies, LLC&^	One stop	SF +	4.75%	(h)	8.75%		06/2030	41,295	41,196	1.0	41,295
Spindrift Beverage Co. Inc.^	One stop	SF +	5.00%	(h)	9.29%		02/2032	22,323	22,068	0.6	22,323
Spindrift Beverage Co. Inc.^(5)	One stop				N/A(6)		02/2032	—	(49)	—	—
Spindrift Beverage Co. Inc.^(5)	One stop				N/A(6)		02/2032	—	(14)	—	—
Winebow Holdings, Inc.^	One stop	SF +	6.25%	(g)	10.51%		12/2027	15,270	15,058	0.3	13,437
								78,972	78,325	1.9	77,139
Building Products
Beacon Roofing Supply, Inc.^(8)(26)	Senior secured	SF +	3.00%	(g)	7.16%		04/2032	1,889	1,871	0.1	1,907
BECO Holding Company, Inc.&	One stop	SF +	5.25%	(h)	9.40%		11/2028	1,427	1,420	—	1,427
BECO Holding Company, Inc.^(5)	One stop				N/A(6)		11/2028	—	(25)	—	—
								3,316	3,266	0.1	3,334
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Capital Markets
BlueMatrix Holdings, LLC&^	One stop	SF +	4.75%	(h)	8.75%				01/2031	$23,855	$23,691	0.6%	$23,855
BlueMatrix Holdings, LLC*	One stop	SF +	4.75%	(h)	8.75%				01/2031	10,582	10,486	0.2	10,582
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(h)	8.75%				01/2031	700	677	—	700
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(h)	8.75%				01/2031	3,560	3,528	0.1	3,560
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(h)	8.75%				01/2031	5,184	5,165	0.1	5,184
Edelman Financial Center, LLC^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				04/2028	22,763	22,810	0.6	22,805
										66,644	66,357	1.6	66,686
Chemicals
AP Adhesives Holdings, LLC^(5)	One stop				N/A(6)				04/2032	—	(86)	—	—
AP Adhesives Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(42)	—	—
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(h)	8.80%				04/2032	55,067	54,810	1.3	55,067
INEOS US Finance LLC and INEOS Finance PLC^(8)(10)(26)	Senior secured	SF +	3.25%	(g)	7.41%				02/2030	9,677	9,598	0.2	8,794
Inhance Parent, Inc.^	One stop				N/A(6)				06/2029	—	—	—	—
Inhance Parent, Inc.^(25)	One stop	SF +	7.00%	(h)	6.65%	cash/	4.50%	PIK	06/2029	11,785	10,364	0.3	10,606
Inhance Parent, Inc.^(7)(25)	One stop	N/A			20.00%	PIK			06/2029	5,066	2,133	0.1	2,381
Innophos Holdings, Inc.^(8)(26)	Senior secured	SF +	4.25%	(g)	8.52%				03/2029	5,361	5,333	0.1	5,327
JSG II, Inc. and Checkers USA, Inc.^	One stop	SF +	4.50%	(g)	8.66%				09/2032	20,537	20,435	0.5	20,435
JSG II, Inc. and Checkers USA, Inc.^	One stop	SF +	4.50%	(g)	8.66%				09/2032	195	183	—	183
JSG II, Inc. and Checkers USA, Inc.^(5)	One stop				N/A(6)				09/2032	—	(14)	—	(28)
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(g)	8.91%				03/2029	8,623	8,558	0.2	8,623
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(g)	8.90%				03/2029	571	548	—	571
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(g)	8.91%				03/2029	2,687	2,641	0.1	2,687
Windsor Holdings III, LLC^#(8)(26)	Senior secured	SF +	2.75%	(g)	6.92%				08/2030	16,806	16,796	0.4	16,841
W.R. Grace & Co#(8)	Senior secured	SF +	3.00%	(h)	7.00%				08/2032	12,000	11,956	0.3	12,050
										148,375	143,213	3.5	143,537
Commercial Services & Supplies
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(h)	9.31%				10/2029	16,007	15,763	0.4	16,007
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(h)	9.25%				10/2029	155	148	—	155
CHA Vision Holdings, Inc.*^	One stop	SF +	5.00%	(h)	9.33%				01/2031	18,193	18,035	0.5	18,102
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(h)	9.22%				01/2031	5,922	5,871	0.2	5,893
CHA Vision Holdings, Inc.^(5)	One stop				N/A(6)				01/2030	—	(12)	—	(8)
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(h)	9.00%				01/2031	2,777	2,763	0.1	2,763
CHA Vision Holdings, Inc.^(5)	One stop				N/A(6)				01/2031	—	(32)	—	(32)
Energize Holdco, LLC^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				12/2028	12,927	12,964	0.3	12,961
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(h)	9.31%				09/2030	1,801	1,760	—	1,801
Kleinfelder Intermediate, LLC^	One stop	P +	4.00%	(a)	11.25%				09/2028	44	41	—	44
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(h)	9.31%				09/2030	196	193	—	196
North Haven Stack Buyer, LLC*	One stop	SF +	4.75%	(h)	8.95%				07/2027	10,776	10,752	0.3	10,776
North Haven Stack Buyer, LLC^(25)	Second lien	N/A			9.75%	cash/	2.50%	PIK	01/2028	9,255	9,224	0.2	9,255
OMNIA Partners, LLC^#(26)	Senior secured	SF +	2.50%	(h)	6.81%				07/2030	8,999	8,970	0.2	9,013
PSC Parent, Inc.^	One stop	SF +	5.00%	(g)	9.15%				04/2031	1,439	1,428	—	1,439
PSC Parent, Inc.^	One stop	SF +	5.00%	(g)	9.16%				04/2031	240	239	—	240
PSC Parent, Inc.^	One stop	SF +	5.00%	(g)	9.16%				04/2030	89	87	—	89
PSC Parent, Inc.^	One stop	SF +	5.00%	(g)	9.17%				04/2031	159	158	—	159
Radwell Parent, LLC*	One stop	SF +	5.50%	(h)	9.50%				03/2029	15,597	15,597	0.4	15,597
Radwell Parent, LLC^	One stop	SF +	5.50%	(h)	9.50%				03/2029	1,222	929	—	1,222
Thermostat Purchaser III, Inc.^(26)	Senior secured	SF +	4.25%	(h)	8.25%				08/2028	11,925	11,908	0.3	11,980
WRE Holding Corp.&^	One stop	SF +	5.00%	(i)	8.87%				07/2031	31,331	31,073	0.8	31,331
WRE Holding Corp.^(5)	One stop				N/A(6)				07/2030	—	(37)	—	—
WRE Holding Corp.*	One stop	SF +	5.00%	(i)	9.14%				07/2031	3,439	3,425	0.1	3,439
WRE Holding Corp.*	One stop	SF +	5.00%	(i)	9.13%				07/2031	2,072	2,064	0.1	2,072
WRE Holding Corp.&	One stop	SF +	5.00%	(i)	9.12%				07/2031	1,612	1,605	—	1,612
WRE Holding Corp.^	One stop	SF +	5.00%	(i)	9.17%				07/2031	564	562	—	564
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
WRE Holding Corp.^	One stop	SF +	5.00%	(h)	9.30%				07/2031	$577	$575	—%	$577
WRE Holding Corp.^	One stop	SF +	5.00%	(h)	9.23%				07/2031	358	356	—	358
										157,676	156,409	3.9	157,605
Construction & Engineering
Belfor USA Group Inc.^	Senior secured	SF +	2.75%	(g)	6.91%				11/2030	9,659	9,644	0.2	9,713
Chariot Buyer, LLC#(26)	Senior secured	SF +	3.00%	(g)	7.16%				09/2032	9,975	9,984	0.3	9,997
Consor Intermediate II, LLC*^	One stop	SF +	4.75%	(g)(h)	8.75%				05/2031	1,645	1,639	—	1,645
Consor Intermediate II, LLC^(5)	One stop				N/A(6)				05/2031	—	(3)	—	—
Consor Intermediate II, LLC^(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
DCCM, LLC&	One stop	SF +	4.75%	(g)	8.91%				06/2032	4,030	4,011	0.1	4,030
DCCM, LLC^(5)	One stop				N/A(6)				06/2032	—	(4)	—	—
DCCM, LLC^(5)	One stop				N/A(6)				06/2032	—	(9)	—	—
EagleView Technology Corporation#(25)(26)	Senior secured	SF +	6.50%	(h)	9.50%	cash/	1.00%	PIK	08/2028	10,859	10,647	0.3	10,692
Pike Corporation^(8)(26)	Senior secured	SF +	3.00%	(g)	7.27%				01/2028	10,488	10,467	0.3	10,561
Royal Holdco Corporation^	One stop	SF +	4.50%	(h)	8.62%				12/2030	27,725	27,474	0.7	27,725
Royal Holdco Corporation^	One stop	SF +	4.50%	(h)	8.50%				12/2030	989	966	—	989
Royal Holdco Corporation^	One stop	SF +	4.50%	(h)	8.67%				12/2030	1,993	1,950	—	1,993
Service Logic Acquisition, Inc.^#	Senior secured	SF +	3.00%	(h)	7.31%				10/2027	12,855	12,872	0.3	12,903
										90,218	89,637	2.2	90,248
Construction Materials
Star Holding, LLC#(8)(26)	Senior secured	SF +	4.50%	(g)	8.66%				07/2031	17,209	17,046	0.4	17,103

Consumer Finance
Ascensus Group Holdings^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				08/2028	26,106	26,096	0.6	26,116

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC ^#(26)	Senior secured	SF +	3.25%	(g)	7.41%				03/2031	17,963	17,885	0.4	17,899
Chase Intermediate*&	One stop	SF +	4.75%	(h)	9.06%				10/2028	14,572	14,403	0.3	14,572
Chase Intermediate^	One stop	SF +	4.75%	(h)	9.06%				10/2028	3,440	3,224	0.1	3,440
Iris Holding, Inc.#(26)	Senior secured	SF +	4.75%		9.06%				06/2028	2,985	2,897	0.1	2,905
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%	(h)	9.06%				07/2032	28,004	27,941	0.7	28,004
Packaging Coordinators Midco, Inc.^(5)	One stop				N/A(6)				07/2032	—	(6)	—	—
Packaging Coordinators Midco, Inc.^	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^	One stop				N/A(6)				07/2032	—	—	—	—
Pegasus BidCo^(8)(14)	Senior secured	SF +	2.75%	(h)	6.76%				07/2029	17,305	17,305	0.4	17,391
Technimark, LLC^#	Senior secured	SF +	3.25%	(g)	7.39%				04/2031	14,733	14,709	0.4	14,760
WP Deluxe Merger Sub^#(26)	Senior secured	SF +	3.50%	(h)	7.76%				05/2028	11,718	11,722	0.3	11,799
										110,720	110,080	2.7	110,770
Diversified Consumer Services
ABC Legal Holdings, LLC^	One stop	SF +	4.50%	(g)	8.65%				08/2032	26,792	26,660	0.7	26,524
ABC Legal Holdings, LLC^(5)	One stop				N/A(6)				08/2032	—	(26)	—	(52)
ABC Legal Holdings, LLC^(5)	One stop				N/A(6)				08/2032	—	(39)	—	(80)
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.25%				05/2030	30,284	29,932	0.7	29,072
Any Hour, LLC^(25)	One stop	N/A			13.00%	PIK			05/2031	5,515	5,440	0.1	5,239
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.30%				05/2030	2,777	2,723	0.1	2,592
Any Hour, LLC^	One stop	SF +	5.25%	(h)	9.25%				05/2030	858	806	—	500
Apex Service Partners, LLC*^	One stop	SF +	5.00%	(h)	9.20%				10/2030	17,890	17,508	0.4	17,890
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.17%				10/2030	13,240	13,184	0.3	13,240
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.20%				10/2030	4,258	4,172	0.1	4,258
Apex Service Partners, LLC^(5)	One stop				N/A(6)				10/2029	—	(37)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.31%				10/2030	$7,666	$7,595	0.2%	$7,666
Apex Service Partners, LLC^	One stop	SF +	5.00%	(h)	9.21%				10/2030	12,842	12,737	0.3	12,842
Certus Pest, Inc.&	One stop	SF +	5.25%	(h)	9.40%				08/2027	3,304	3,290	0.1	3,304
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.40%				08/2027	3,091	3,078	0.1	3,091
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.40%				08/2027	2,597	2,586	0.1	2,597
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.40%				08/2027	2,359	2,349	0.1	2,359
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.40%				08/2027	1,427	1,421	—	1,427
Certus Pest, Inc.*	One stop	SF +	5.25%	(h)	9.40%				08/2027	1,133	1,129	—	1,133
Certus Pest, Inc.^	One stop	SF +	5.25%	(h)	9.40%				08/2027	448	446	—	448
Certus Pest, Inc.^(5)	One stop				N/A(6)				08/2027	—	(27)	—	—
Certus Pest, Inc.&	One stop	SF +	5.25%	(h)	9.40%				08/2027	2,653	2,644	0.1	2,653
Certus Pest, Inc.&	One stop	SF +	5.25%	(h)	9.40%				08/2027	1,654	1,648	—	1,654
Certus Pest, Inc.^	One stop	SF +	5.25%	(h)	9.40%				08/2027	792	790	—	792
Certus Pest, Inc.^	One stop	SF +	5.25%	(h)	9.40%				08/2027	792	790	—	792
CHVAC Services Investment, LLC&	One stop	SF +	4.50%	(h)	8.50%				05/2030	1,941	1,917	0.1	1,941
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(h)	8.50%				05/2030	505	500	—	505
CHVAC Services Investment, LLC^(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(h)	8.50%				05/2030	252	92	—	252
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.65%				07/2029	764	758	—	764
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.65%				07/2029	222	219	—	222
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(h)	9.65%				07/2029	7	7	—	7
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(h)	9.45%				06/2029	7,798	7,702	0.2	7,798
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(h)	9.56%				06/2029	897	893	—	897
Knowledge Universe Education LLC^(8)(26)	Senior secured	SF +	2.75%	(h)	6.75%				06/2030	5,955	5,975	0.2	5,958
Kodiak Buyer, LLC*	One stop	SF +	4.50%	(h)	8.50%				07/2032	4,971	4,947	0.1	4,946
Kodiak Buyer, LLC^(5)	One stop				N/A(6)				07/2032	—	(7)	—	(7)
Kodiak Buyer, LLC^(5)	One stop				N/A(6)				07/2032	—	(8)	—	(9)
Liminex, Inc.^	One stop	SF +	6.25%	(h)	10.71%				11/2026	10,599	10,546	0.3	10,599
Litera Bidco, LLC^	One stop	SF +	5.00%	(g)	9.16%				05/2028	28,297	28,205	0.7	28,297
Litera Bidco, LLC^	One stop	SF +	5.00%	(g)	9.16%				05/2028	11,298	11,278	0.3	11,298
Litera Bidco, LLC^	One stop	SF +	5.00%	(g)	9.25%				05/2028	287	280	—	287
Litera Bidco, LLC^	One stop				N/A(6)				05/2028	—	—	—	—
McAfee, LLC^(8)(26)	Senior secured	SF +	3.00%	(g)	7.22%				03/2029	4,963	4,972	0.1	4,755
Project Alpha Intermediate Holdings, Inc.^#(26)	Senior secured	SF +	3.25%	(h)	7.25%				10/2030	16,096	16,147	0.4	16,159
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.60%				06/2027	7,407	7,408	0.2	7,259
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.60%				06/2027	3,797	3,797	0.1	3,721
RW AM Holdco LLC^	One stop	SF +	5.25%	(h)	9.35%				04/2028	10,097	9,882	0.2	7,774
Salisbury House, LLC^	One stop	SF +	5.00%	(h)	9.16%				08/2032	1,313	1,275	—	1,236
Salisbury House, LLC^(5)	One stop				N/A(6)				08/2032	—	(57)	—	(116)
Salisbury House, LLC^	One stop	SF +	5.00%	(g)	9.16%				08/2032	57,613	57,330	1.4	57,037
Severin Acquisition, LLC^(25)	One stop	SF +	5.00%	(g)	6.91%	cash/	2.25%	PIK	10/2031	34,150	33,864	0.8	33,809
Severin Acquisition, LLC^(5)	One stop				N/A(6)				10/2031	—	(36)	—	(42)
Severin Acquisition, LLC^(25)	One stop	SF +	5.00%	(g)	6.91%	cash/	2.25%	PIK	10/2031	1,194	1,164	—	1,123
Stellar Brands, LLC&	Senior secured	SF +	4.50%	(h)	8.50%				02/2031	9,101	9,040	0.2	9,101
Stellar Brands, LLC^(5)	Senior secured				N/A(6)				02/2031	—	(6)	—	—
Virginia Green Acquisition, LLC*&^	One stop	SF +	5.25%	(i)	9.41%				12/2030	19,739	19,592	0.5	19,739
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)				12/2030	—	(9)	—	—
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)				12/2029	—	(17)	—	—
										381,635	378,448	9.2	375,251
Diversified Financial Services
Apex Group Treasury, LLC^(8)(10)(26)	Senior secured	SF +	3.50%	(h)	7.75%				02/2032	10,919	10,944	0.3	10,701
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(g)	8.91%				06/2031	19,385	19,169	0.5	19,434
Baker Tilly Advisory Group, LP^(5)	One stop				N/A(6)				06/2030	—	(50)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	4.50%	(g)	8.66%				06/2031	13,369	13,306	0.3	13,369
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Baker Tilly Advisory Group, LP^(5)	One stop				N/A(6)				06/2031	$—	$(22)	—%	$—
BCPE Pequod Buyer^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				11/2031	13,596	13,574	0.3	13,636
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop	E +	4.50%	(d)	6.58%				07/2031	14,246	13,023	0.4	14,246
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)(25)	Subordinated debt	E +	7.50%	(d)	9.58%	PIK			07/2032	4,333	3,969	0.1	4,333
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop	E +	4.50%	(d)	6.76%				07/2031	2,018	1,808	0.1	2,018
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop				N/A(6)				07/2031	—	—	—	—
Corelogic, Inc.^#(8)(26)	Senior secured	SF +	3.50%	(g)	7.77%				06/2028	16,894	16,831	0.4	16,925
Corsair Blade IV S.A R.L.^(8)(13)(25)	One stop	SF +	5.75%	(h)	9.75%	cash/	0.25%	PIK	12/2030	4,417	4,417	0.1	4,417
Corsair Blade IV S.A R.L.^(8)(9)(13)(25)	One stop	SN +	5.75%	(f)	9.47%	cash/	0.25%	PIK	12/2030	1,422	1,088	—	1,422
Deerfield Dakota Holding, LLC^(5)	One stop				N/A(6)				09/2032	—	(81)	—	(82)
Deerfield Dakota Holding, LLC^(25)	One stop	SF +	5.75%	(h)	7.06%	cash/	2.75%	PIK	09/2032	87,338	86,471	2.1	86,465
Equity Methods, LLC&^	One stop	SF +	4.75%	(h)	8.75%				04/2032	48,893	48,663	1.2	48,893
Equity Methods, LLC^(5)	One stop				N/A(6)				04/2032	—	(42)	—	—
Equity Methods, LLC^(5)	One stop				N/A(6)				04/2032	—	(52)	—	—
Evertec, Inc.^(8)(26)	Senior secured	SF +	2.25%	(g)	6.41%				10/2030	12,450	12,399	0.3	12,497
Finastra USA, Inc.^(8)(10)	One stop	SF +	7.25%	(h)	11.29%				09/2029	5,745	5,670	0.1	5,745
Finastra#(8)(10)(26)	Senior secured	SF +	4.00%	(h)	8.04%				08/2032	8,750	8,663	0.2	8,723
First Eagle Investment Management#(26)	Senior secured	SF +	3.50%	(h)	7.71%				08/2032	13,957	13,770	0.3	13,840
First Eagle Investment Management#(5)(26)	Senior secured				N/A(6)				08/2032	—	(22)	—	(20)
Focus Financial Partners, LLC^#(26)	Senior secured	SF +	2.75%	(g)	6.91%				09/2031	24,778	24,706	0.6	24,812
GTCR Everest Borrower, LLC^#(26)	Senior secured	SF +	2.75%	(h)	6.75%				09/2031	17,664	17,673	0.4	17,684
Higginbotham Insurance Agency, Inc.*^	One stop	SF +	4.50%	(g)	8.67%				11/2028	3,399	3,412	0.1	3,399
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.75%	(g)	8.91%				11/2028	3,455	3,434	0.1	3,455
Howden Group Holdings Limited ^#(8)(10)(26)	Senior secured	SF +	3.50%	(g)	7.66%				04/2030	5,828	5,797	0.1	5,830
Howden Group Holdings Limited ^#(8)(10)(26)	Senior secured	SF +	2.75%	(g)	6.91%				02/2031	20,852	20,827	0.5	20,877
Mariner Wealth Advisors, LLC^(26)	Senior secured	SF +	2.50%	(h)	6.50%				12/2030	12,697	12,650	0.3	12,748
Medlar Bidco Limited^(8)(9)(19)	One stop	SN +	5.00%	(f)	8.97%				05/2032	35,205	34,573	0.9	35,205
Medlar Bidco Limited^(5)(8)(9)(19)	One stop				N/A(6)				05/2032	—	(75)	—	—
Medlar Bidco Limited^(8)(9)(19)	One stop	E +	5.00%	(c)	6.97%				05/2032	43,801	41,924	1.1	43,801
Orion Advisor Solutions^#(26)	Senior secured	SF +	3.25%	(h)	7.57%				09/2030	24,039	24,066	0.6	24,139
OSTTRA Group, Ltd.#(8)(10)(26)	Senior secured	SF +	3.50%	(h)	7.66%				06/2032	11,600	11,623	0.3	11,673
Wealth Enhancement Group, LLC*	One stop	SF +	4.50%	(h)	8.79%				10/2028	3,781	3,777	0.1	3,781
Wealth Enhancement Group, LLC*	One stop	SF +	4.50%	(h)	8.79%				10/2028	2,726	2,723	0.1	2,726
Wealth Enhancement Group, LLC^(5)	One stop				N/A(6)				10/2028	—	(3)	—	—
Wealth Enhancement Group, LLC^	One stop	SF +	4.50%	(g)(h)	8.78%				10/2028	2,704	2,669	0.1	2,704
Wealth Enhancement Group, LLC^(5)	One stop				N/A(6)				10/2028	—	(21)	—	—
Zebra Buyer LLC^#(26)	Senior secured	SF +	2.75%	(h)	6.81%				11/2030	23,603	23,661	0.6	23,672
										513,864	506,912	12.6	513,068
Electric Utilities
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(h)	8.04%	cash/	3.75%	PIK	01/2030	5,838	5,769	0.2	5,721
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(h)(i)	7.88%	cash/	3.75%	PIK	01/2030	643	635	—	630
										6,481	6,404	0.2	6,351
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(h)	8.75%				12/2030	656	647	—	656
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(g)(h)	9.67%				12/2030	15	13	—	15
Wildcat TopCo, Inc.^	One stop	SF +	4.75%	(g)	8.91%				11/2031	24,718	24,501	0.6	24,718
Wildcat TopCo, Inc.^	One stop	P +	3.75%	(a)	11.00%				11/2031	119	80	—	119
Wildcat TopCo, Inc.^(5)	One stop				N/A(6)				11/2031	—	(19)	—	—
										25,508	25,222	0.6	25,508
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Eagle Parent Corp.^#(26)	Senior secured	SF +	4.25%	(h)	8.25%	04/2029	$10,765	$10,692	0.3%	$10,772
Inspire International, Inc.^(8)(26)	Senior secured	SF +	2.50%	(g)	6.66%	12/2027	2,970	2,974	0.1	2,974
							13,735	13,666	0.4	13,746
Food Products
Aspire Bakeries Holdings, LLC^#	Senior secured	SF +	3.50%	(g)	7.66%	12/2030	7,247	7,251	0.2	7,299
Blast Bidco Inc.&	One stop	SF +	6.00%	(h)	10.00%	10/2030	15,054	14,891	0.4	15,054
Blast Bidco Inc.^(5)	One stop				N/A(6)	10/2029	—	(18)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(h)(i)	9.32%	08/2030	10,577	10,491	0.2	10,577
Eagle Family Foods Group, LLC^(5)	One stop				N/A(6)	08/2030	—	(10)	—	—
Louisiana Fish Fry Products, Ltd.&	One stop	SF +	6.25%	(h)	10.40%	07/2027	8,713	8,476	0.2	8,713
Merlin Buyer, Inc.#	Senior secured	SF +	4.00%		8.00%	12/2028	2,500	2,494	0.1	2,513
MIC GLEN LLC^#(26)	Senior secured	SF +	3.25%	(g)	7.41%	07/2028	24,952	25,004	0.6	25,124
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	A +	4.75%	(e)	8.35%	08/2032	8,652	8,478	0.2	8,598
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	E +	4.75%	(c)	6.82%	08/2032	8,501	8,380	0.2	8,448
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	SN +	4.75%	(f)	8.72%	08/2032	39,298	38,905	1.0	39,052
Zullas, L.C.^	One stop	SF +	4.75%	(g)	8.91%	06/2031	163	159	—	163
Zullas, L.C.&	One stop	SF +	4.75%	(g)	8.91%	06/2031	2,985	2,970	0.1	2,985
Zullas, L.C.^(5)	One stop				N/A(6)	06/2031	—	(14)	—	—
							128,642	127,457	3.2	128,526
Healthcare Equipment & Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(g)	10.01%	08/2029	11,425	11,356	0.3	11,425
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.01%	08/2029	7,713	7,661	0.2	7,713
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(g)	10.01%	08/2029	3,686	3,664	0.1	3,686
Blue River Pet Care, LLC&	One stop	SF +	5.75%	(g)	10.01%	08/2029	5,454	5,416	0.1	5,454
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.01%	08/2029	5,541	5,504	0.1	5,541
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.01%	08/2029	4,775	4,743	0.1	4,775
Blue River Pet Care, LLC&	One stop	SF +	5.75%	(g)	10.01%	08/2029	4,212	4,183	0.1	4,212
Blue River Pet Care, LLC&	One stop	SF +	5.75%	(g)	10.01%	08/2029	12,530	12,489	0.3	12,530
Blue River Pet Care, LLC^(5)	One stop				N/A(6)	08/2029	—	(104)	—	—
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.01%	08/2029	1,384	1,380	—	1,384
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(g)	10.01%	08/2029	3,752	3,740	0.1	3,752
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.97%	08/2029	1,414	1,409	—	1,414
CCSL Holdings, LLC*&	One stop	SF +	5.75%	(g)	9.91%	12/2028	11,604	11,473	0.3	11,604
CCSL Holdings, LLC^(9)	One stop	E +	5.75%	(b)	7.66%	12/2028	28,262	26,076	0.7	28,262
CCSL Holdings, LLC^(9)	One stop	E +	5.75%	(b)	7.66%	12/2028	5,536	4,921	0.1	5,536
CCSL Holdings, LLC^	One stop	SF +	5.75%	(g)	9.91%	12/2028	6,822	6,792	0.2	6,822
CCSL Holdings, LLC&	One stop	SF +	5.75%	(g)	9.91%	12/2028	5,429	5,405	0.1	5,429
Centegix Intermediate II, LLC^	One stop	SF +	5.50%	(h)	9.69%	08/2032	49,501	49,257	1.2	49,253
Centegix Intermediate II, LLC^(5)	One stop				N/A(6)	08/2032	—	(43)	—	(44)
Centegix Intermediate II, LLC^(5)	One stop				N/A(6)	08/2032	—	(72)	—	(73)
CMI Parent Inc.*&	One stop	SF +	5.00%	(g)	9.16%	12/2026	18,218	18,171	0.5	18,218
CMI Parent Inc.*	One stop	SF +	5.00%	(g)	9.16%	12/2026	6,686	6,682	0.2	6,686
Confluent Medical Technologies, Inc.^	Senior secured	SF +	3.00%	(h)	7.00%	02/2029	6,397	6,388	0.2	6,437
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(h)	9.70%	06/2031	40,448	40,121	1.0	40,448
HuFriedy Group Acquisition, LLC^(5)	One stop				N/A(6)	05/2030	—	(35)	—	—
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(h)	9.51%	06/2031	7,825	7,697	0.2	7,825
Isto Group, Inc.^(5)	One stop				N/A(6)	09/2032	—	(1)	—	(1)
Isto Group, Inc.^	One stop	SF +	4.75%	(h)	8.77%	09/2032	5,177	5,151	0.1	5,151
Isto Group, Inc.^(5)	One stop				N/A(6)	09/2032	—	(17)	—	(17)
NSM Top Holdings Corp.^#	Senior secured	SF +	4.75%	(h)	8.85%	05/2029	3,383	3,376	0.1	3,422
Precision Medicine Group, LLC#(26)	Senior secured	SF +	3.50%	(g)	7.66%	08/2032	18,455	18,375	0.5	18,405
Resonetics, LLC^#(26)	Senior secured	SF +	2.75%	(h)	7.06%	06/2031	23,060	23,087	0.6	23,065
RTI Surgical, Inc.^(5)	One stop				N/A(6)	09/2032	—	(58)	—	(58)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
RTI Surgical, Inc.^	One stop	SF +	4.75%	(h)	8.75%		09/2032	$58,376	$58,084	1.4%	$58,084
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(g)	8.66%		12/2029	1,633	1,633	—	1,633
TIDI Legacy Products, Inc.^	One stop				N/A(6)		12/2029	—	—	—	—
TIDI Legacy Products, Inc.^	One stop				N/A(6)		12/2029	—	—	—	—
YI, LLC*	One stop	SF +	5.75%	(g)	9.90%		12/2029	6,097	6,012	0.2	6,036
YI, LLC^(5)	One stop				N/A(6)		12/2029	—	(16)	—	(12)
								364,795	359,900	9.0	363,997
Healthcare Providers & Services
Agiliti Health, Inc.^(26)	Senior secured	SF +	3.00%	(h)(i)	7.24%		05/2030	9,869	9,789	0.2	9,487
AHP Health Partners, Inc. ^(8)(26)	Senior secured	SF +	2.25%	(g)	6.41%		09/2032	2,842	2,840	0.1	2,851
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(h)	10.30%		03/2027	11,578	11,554	0.3	11,578
Bamboo US Bidco LLC*	One stop	SF +	5.25%	(h)	9.56%		09/2030	8,006	7,844	0.2	8,006
Bamboo US Bidco LLC^(9)	One stop	E +	5.25%	(c)	7.28%		09/2030	5,846	5,147	0.2	5,846
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(h)	9.56%		09/2030	1,225	1,221	—	1,225
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(g)(h)	9.48%		09/2030	1,202	1,196	—	1,202
Bamboo US Bidco LLC^	One stop				N/A(6)		09/2030	—	—	—	—
Bamboo US Bidco LLC^(5)	One stop				N/A(6)		10/2029	—	(35)	—	—
Bayou Intermediate II, LLC^(5)	One stop				N/A(6)		09/2032	—	(24)	—	(48)
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(h)	8.76%		09/2032	32,709	32,545	0.8	32,382
Bayou Intermediate II, LLC^(5)	One stop				N/A(6)		09/2032	—	(45)	—	(89)
Benefit Plan Administrators of Eau Claire, LLC*&^	One stop	SF +	5.00%	(h)	9.29%		11/2030	58,776	58,446	1.5	58,776
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(h)	9.29%		11/2030	13,143	13,073	0.3	13,143
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop				N/A(6)		11/2030	—	(12)	—	—
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop				N/A(6)		11/2030	—	(39)	—	—
BHG Holdings, LLC&^	One stop	SF +	5.25%	(g)	9.41%		04/2032	103,236	102,391	2.5	103,236
BHG Holdings, LLC^(5)	One stop				N/A(6)		04/2032	—	(107)	—	—
BHG Holdings, LLC^(5)	One stop				N/A(6)		04/2032	—	(242)	—	—
Cotiviti^(26)	Senior secured	SF +	2.75%	(g)	7.03%		05/2031	12,325	12,336	0.3	12,130
Cotiviti#(26)	Senior secured	SF +	2.75%	(g)(h)	7.03%		03/2032	7,980	7,946	0.2	7,850
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.00%	(i)	9.29%		04/2031	23,296	22,925	0.6	23,296
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%		04/2031	14,506	13,337	0.4	14,506
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(8)(10)	One stop				N/A(6)		04/2031	—	(42)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(8)(10)	One stop				N/A(6)		10/2030	—	(64)	—	—
Electron BidCo, Inc. ^#(26)	Senior secured	SF +	2.75%	(g)	6.91%		11/2028	11,521	11,484	0.3	11,555
Hanger, Inc.^#(26)	Senior secured	SF +	3.50%	(g)	7.66%		10/2031	14,100	14,119	0.4	14,147
Hanger, Inc.^#(26)	Senior secured	SF +	3.50%	(g)	7.66%		10/2031	272	275	—	279
HP TLE Buyer, Inc.&	One stop	SF +	4.75%	(h)	8.75%		07/2032	16,393	16,314	0.4	16,311
HP TLE Buyer, Inc.^(5)	One stop				N/A(6)		07/2032	—	(17)	—	(18)
LOV Acquisition LLC*&^	Senior secured	SF +	4.25%	(g)	8.41%		11/2031	26,953	26,834	0.7	26,953
LOV Acquisition LLC^(5)	Senior secured				N/A(6)		11/2031	—	(12)	—	—
Mamba Purchaser, Inc.^#(26)	Senior secured	SF +	2.75%	(g)	6.89%		10/2031	24,600	24,513	0.6	24,701
New Look Corporation and New Look Vision Group Inc. ^(8)(9)(11)(25)	One stop	CA +	5.50%	(j)	7.96%	PIK	05/2028	10,829	11,077	0.3	10,829
Pathway Vet Alliance, LLC#(26)	Senior secured	SF +	5.00%	(h)	9.31%		06/2028	5,000	5,049	0.1	5,060
Pharmerica^(26)	Senior secured	SF +	2.50%	(g)	6.66%		02/2031	12,310	12,243	0.3	12,332
Pinnacle Treatment Centers, Inc.*&	One stop	SF +	5.75%	(h)	9.95%		01/2027	19,465	19,441	0.5	19,271
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	9.95%		01/2027	17,155	17,126	0.4	16,983
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(h)	9.95%		01/2027	8,386	8,344	0.2	8,303
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(h)	9.95%		01/2027	1,748	1,745	—	1,731
Pinnacle Treatment Centers, Inc.^	One stop	P +	4.50%	(a)	11.75%		01/2027	1,643	1,632	—	1,579
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(h)	9.95%				01/2027	$1,084	$1,082	—%	$1,074
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(h)	9.95%				01/2027	820	819	—	812
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(h)	9.95%				08/2029	4,938	4,875	0.1	4,938
PPV Intermediate Holdings, LLC^	One stop	SF +	5.25%	(h)	9.45%				08/2029	4,472	4,409	0.1	4,472
Premise Health Holding Corp.^	One stop	SF +	5.25%	(h)	9.25%				03/2031	29,313	28,973	0.7	29,313
Premise Health Holding Corp.^(5)	One stop				N/A(6)				03/2030	—	(38)	—	—
Southern Veterinary Partners, LLC^#(26)	Senior secured	SF +	2.50%	(h)	6.82%				12/2031	18,467	18,502	0.5	18,454
										536,008	530,769	13.2	534,456
Healthcare Technology
Amberfield Acquisition Co.*	One stop	SF +	5.50%	(h)	9.50%				05/2030	2,180	2,163	0.1	2,180
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(h)	9.50%				05/2030	54	51	—	54
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(h)	9.50%				05/2030	69	69	—	69
Athenahealth, Inc.^(8)(26)	Senior secured	SF +	2.75%	(g)	6.91%				02/2029	12,733	12,658	0.3	12,723
ESO Solution, Inc.^	One stop	SF +	6.75%	(h)	10.95%				05/2027	5,250	5,225	0.1	5,250
FINThrive Software Intermediate Holdings, Inc.#(26)	Senior secured	SF +	5.25%	(h)	9.25%				12/2028	1,995	1,985	0.1	1,989
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(h)	8.75%				12/2031	75,662	74,988	1.9	75,662
GHX Ultimate Parent Corporation^(5)	One stop				N/A(6)				12/2031	—	(63)	—	—
Healthmark Holdings, L.P.^(5)	One stop				N/A(6)				07/2032	—	(14)	—	(29)
Healthmark Holdings, L.P.^(5)	One stop				N/A(6)				07/2032	—	(23)	—	(24)
Healthmark Holdings, L.P.^	One stop	SF +	4.50%	(h)	8.70%				07/2032	23,153	23,040	0.6	22,921
Imprivata, Inc.^#(26)	Senior secured	SF +	3.00%	(h)	7.00%				12/2027	25,607	25,616	0.6	25,744
Kona Buyer, LLC^	One stop	SF +	4.50%	(h)	8.82%				07/2031	13,091	12,982	0.3	13,091
Kona Buyer, LLC^	One stop	SF +	4.50%	(h)	8.82%				07/2031	768	768	—	768
Kona Buyer, LLC^(5)	One stop				N/A(6)				07/2031	—	(13)	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(h)	8.82%				07/2031	216	215	—	216
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(f)	9.72%				02/2031	13,035	12,092	0.3	12,905
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(f)	9.72%				02/2031	10,825	10,437	0.3	10,652
Lacker Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(34)	—	(29)
Mediware Information Systems, Inc.^#(26)	Senior secured	SF +	2.75%	(g)	7.02%				03/2028	25,128	25,109	0.6	25,171
Milano Acquisition Corp.#(26)	Senior secured	SF +	4.00%	(h)	8.10%				10/2027	4,898	4,848	0.1	4,830
Modernizing Medicine, Inc.^(25)	One stop	SF +	4.75%	(h)	6.50%	cash/	2.25%	PIK	04/2032	127,295	126,112	3.1	127,295
Modernizing Medicine, Inc.^(5)	One stop				N/A(6)				04/2032	—	(110)	—	—
Neptune Holdings, Inc.&	One stop	SF +	4.50%	(h)	8.50%				09/2030	5,547	5,464	0.1	5,547
Neptune Holdings, Inc.^	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.&^(25)	One stop	SF +	4.95%	(g)	6.66%	cash/	2.45%	PIK	08/2031	58,423	57,945	1.4	58,423
Netsmart Technologies, Inc.^(5)	One stop				N/A(6)				08/2031	—	(65)	—	—
Netsmart Technologies, Inc.^(5)	One stop				N/A(6)				08/2031	—	(32)	—	—
PointClickCare Technologies, Inc.^(8)(11)(26)	Senior secured	SF +	2.75%	(h)	6.75%				11/2031	19,915	19,915	0.5	19,961
Stratose Intermediate Holdings II, LLC^#(26)	Senior secured	SF +	3.25%	(g)	7.41%				11/2031	10,948	10,947	0.3	10,961
Stratose Intermediate Holdings II, LLC^(26)	Senior secured	SF +	2.75%	(g)	6.91%				09/2029	1,988	1,993	—	1,986
Symplr Software, Inc.#(26)	Senior secured	SF +	4.50%		8.81%				12/2027	2,712	2,478	0.1	2,444
Tebra Technologies, Inc.^(25)	One stop	SF +	8.00%	(h)	8.85%	cash/	3.50%	PIK	11/2025	11,171	11,137	0.3	11,283
										452,663	447,883	11.1	452,043
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(h)	9.00%				08/2027	9,748	9,716	0.2	9,748
BJH Holdings III Corp.&	One stop	SF +	5.00%	(h)	9.00%				08/2027	5,301	5,249	0.1	5,301
Crumbl Enterprises, LLC&^	One stop	SF +	4.50%	(h)	8.50%				05/2032	115,489	114,946	2.8	115,489
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(h)	8.50%				05/2032	1,505	1,462	—	1,505
Fertitta Entertainment, LLC^#(26)	Senior secured	SF +	3.25%	(g)	7.41%				01/2029	20,788	20,680	0.5	20,782
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(h)	10.21%				11/2029	2,594	2,566	0.1	2,594
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(h)	10.30%				11/2029	$1,940	$1,890	—%	$1,940
Health Buyer, LLC*	Senior secured	SF +	5.25%	(h)	9.25%				04/2029	4,888	4,827	0.1	4,888
Health Buyer, LLC^	Senior secured	SF +	5.50%	(h)	9.50%				04/2029	397	393	—	397
Olo Parent, Inc.^(5)	One stop				N/A(6)				09/2032	—	(21)	—	(21)
Olo Parent, Inc.^	One stop	SF +	4.50%	(h)	8.56%				09/2032	87,771	87,553	2.2	87,552
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(h)	8.66%				09/2032	1,206	1,164	—	1,164
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(h)	8.66%				09/2032	84,418	84,001	2.1	83,996
PB Group Holdings, LLC&^(25)	One stop	SF +	5.50%	(g)	6.91%	cash/	2.75%	PIK	08/2030	33,268	33,136	0.8	33,268
PB Group Holdings, LLC^	One stop	SF +	5.00%	(g)	9.16%				08/2030	454	438	—	454
QSR Acquisition Co.&	One stop	SF +	4.25%	(h)	8.25%				06/2032	15,254	15,199	0.4	15,254
QSR Acquisition Co.^(5)	One stop				N/A(6)				06/2032	—	(5)	—	—
QSR Acquisition Co.^(5)	One stop				N/A(6)				06/2032	—	(12)	—	—
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				03/2032	44,685	42,633	1.1	44,685
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				03/2032	1,064	1,055	—	1,064
Rooster BidCo Limited^(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(212)	—	—
Saguaro Buyer, LLC&	One stop	SF +	4.50%	(g)(h)	8.66%				07/2032	2,718	2,705	0.1	2,718
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(g)	8.66%				07/2032	42	39	—	42
Saguaro Buyer, LLC^	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(g)	8.66%				07/2032	73	63	—	73
Scientific Games Holdings LP^#(26)	Senior secured	SF +	3.00%	(h)	7.29%				04/2029	14,967	14,933	0.4	14,861
SDC Holdco, LLC*&^	One stop	SF +	4.38%	(g)(h)	8.54%				07/2032	52,635	52,379	1.3	52,372
SDC Holdco, LLC^(5)	One stop				N/A(6)				07/2032	—	(30)	—	(31)
SSRG Holdings, LLC*^	One stop	SF +	4.75%	(h)	8.75%				11/2029	22,621	22,472	0.6	22,507
SSRG Holdings, LLC&	One stop	SF +	4.75%	(h)	8.75%				11/2029	10,111	10,029	0.3	10,061
SSRG Holdings, LLC^	One stop	SF +	4.75%	(h)	8.75%				11/2029	700	688	—	689
SSRG Holdings, LLC^(5)	One stop				N/A(6)				11/2029	—	(14)	—	(14)
SSRG Holdings, LLC^	One stop	SF +	4.75%	(h)	8.75%				11/2029	5,961	5,932	0.2	5,931
Tacala LLC^#(26)	Senior secured	SF +	3.50%	(g)	7.82%				01/2031	24,465	24,508	0.6	24,603
Super REGO, LLC^(25)	Subordinated debt	N/A			15.00%	PIK			03/2030	37	37	—	37
YE Brands Holding, LLC*	One stop	SF +	4.75%	(h)	8.75%				10/2027	6,268	6,231	0.2	6,268
YE Brands Holding, LLC^	One stop	SF +	4.75%	(h)	8.75%				10/2027	892	885	—	892
YE Brands Holding, LLC^	One stop	SF +	4.75%	(h)	8.75%				10/2027	12	12	—	12
										572,272	567,527	14.1	571,081
Household Durables
Groundworks, LLC^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				03/2031	12,591	12,618	0.3	12,612
Groundworks, LLC^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				03/2031	370	376	—	374
										12,961	12,994	0.3	12,986
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(h)	8.75%				04/2032	21,573	21,473	0.5	21,573
WU Holdco, Inc.^(5)	One stop				N/A(6)				04/2032	—	(8)	—	—
WU Holdco, Inc.^(5)	One stop				N/A(6)				04/2032	—	(12)	—	—
										21,573	21,453	0.5	21,573
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(g)	8.91%				04/2026	6,655	6,631	0.2	6,588
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(g)	8.91%				04/2026	4,326	4,310	0.1	4,283
CPM Holdings, Inc.^#(26)	Senior secured	SF +	4.50%	(g)	8.78%				09/2028	6,985	6,943	0.2	6,978
EAB Global, Inc. #(26)	Senior secured	SF +	3.00%	(g)	7.16%				08/2030	13,496	13,490	0.3	13,184
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(h)	9.32%				06/2031	40,923	40,589	1.0	40,514
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(h)	9.19%				06/2030	1,003	964	—	965
Essential Services Holdings Corporation^(5)	One stop				N/A(6)				06/2031	—	(33)	—	(80)
Excelitas Technologies Corp.^(9)	One stop	E +	5.25%	(b)	7.16%				08/2029	16,020	14,807	0.4	16,020
Excelitas Technologies Corp.^(5)	One stop				N/A(6)				08/2029	—	(14)	—	—
Madison IAQ LLC^(8)(26)	Senior secured	SF +	2.50%	(i)	6.70%				06/2028	4,880	4,880	0.1	4,890
										94,288	92,567	2.3	93,342
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Acrisure, LLC^#(26)	Senior secured	SF +	3.00%	(g)	7.16%	11/2030	$25,770	$25,698	0.6%	$25,758
Acrisure, LLC#(26)	Senior secured	SF +	3.25%	(g)	7.41%	06/2032	4,988	4,994	0.1	4,992
Alera Group, Inc.#(26)	Senior secured	SF +	3.25%	(g)	7.41%	05/2032	15,000	15,073	0.4	15,073
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.35%	07/2027	7,680	7,646	0.2	7,680
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.35%	07/2027	3,488	3,472	0.1	3,488
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.35%	07/2027	3,079	3,065	0.1	3,079
Bellwether Buyer, LLC^	One stop	SF +	4.50%	(g)	8.66%	04/2032	2,488	2,441	0.1	2,488
Bellwether Buyer, LLC&^	One stop	SF +	4.50%	(g)	8.64%	04/2032	47,769	47,545	1.2	47,769
Bellwether Buyer, LLC^(5)	One stop				N/A(6)	04/2032	—	(58)	—	—
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(h)	9.81%	03/2028	7,826	7,730	0.2	7,826
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(h)	9.70%	03/2028	5,262	5,262	0.1	5,262
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(h)	9.81%	03/2028	6,477	6,382	0.1	6,477
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(h)	9.81%	03/2028	1,349	1,343	—	1,349
Captive Resources Midco, LLC&^	One stop	SF +	4.50%	(g)	8.66%	07/2029	16,788	16,788	0.4	16,788
Captive Resources Midco, LLC^	One stop				N/A(6)	07/2028	—	—	—	—
Disco Parent#	Senior secured	SF +	3.25%	(h)	7.48%	07/2032	6,750	6,752	0.2	6,784
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.25%	12/2030	10,621	10,542	0.3	10,621
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.25%	12/2030	10,005	9,930	0.2	10,005
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(h)	9.25%	12/2029	278	261	—	278
Doxa Insurance Holdings LLC^(5)	One stop				N/A(6)	12/2030	—	(137)	—	—
Galway Borrower LLC*	One stop	SF +	4.50%	(h)	8.50%	09/2028	4,859	4,776	0.1	4,859
Gimlet Bidco GMBH^(8)(9)(16)	One stop	E +	5.75%	(c)	7.78%	04/2031	1,761	1,573	—	1,743
Gimlet Bidco GMBH^(8)(9)(16)	One stop	E +	5.75%	(b)(c)	7.75%	04/2031	626	581	—	619
Gimlet Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)	04/2031	—	(39)	—	(82)
Hub International Limited^(8)(26)	Senior secured	SF +	2.25%	(h)	6.58%	06/2030	9,002	9,021	0.2	9,026
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(g)	8.91%	07/2030	6,822	6,776	0.2	6,822
Integrated Specialty Coverages, LLC^(5)	One stop				N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC^(5)	One stop				N/A(6)	07/2030	—	(8)	—	—
Integrity Marketing Acquisition, LLC*^	One stop	SF +	5.00%	(h)	9.20%	08/2028	27,728	27,530	0.7	27,728
Integrity Marketing Acquisition, LLC^(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop				N/A(6)	08/2028	—	(4)	—	—
J.S. Held Holdings, LLC*&	One stop	SF +	5.50%	(h)	9.65%	06/2028	19,657	19,495	0.5	19,657
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(h)	9.65%	06/2028	10,536	10,354	0.3	10,536
J.S. Held Holdings, LLC^(5)	One stop				N/A(6)	06/2028	—	(1)	—	—
Koala Investment Holdings, Inc.^(8)(10)	One stop	SF +	4.50%	(h)	8.50%	08/2032	70,267	69,921	1.7	69,565
Koala Investment Holdings, Inc.^(5)(8)(10)	One stop				N/A(6)	08/2032	—	(30)	—	(60)
Koala Investment Holdings, Inc.^(5)(8)(10)	One stop				N/A(6)	08/2032	—	(67)	—	(135)
Majesco*&^	One stop	SF +	4.75%	(h)	8.75%	09/2028	44,499	44,466	1.1	44,499
Majesco^(5)	One stop				N/A(6)	09/2027	—	(2)	—	—
MRH Trowe Germany GMBH^(5)(8)(9)(16)	One stop				N/A(6)	11/2031	—	(26)	—	—
MRH Trowe Germany GMBH^(8)(9)(16)	One stop	E +	5.00%	(d)	7.11%	05/2032	65,002	61,672	1.6	65,002
MRH Trowe Germany GMBH^(8)(9)(16)	One stop	E +	5.00%	(c)	6.99%	05/2032	2,458	2,451	0.1	2,458
Oakbridge Insurance Agency LLC*^	One stop	SF +	5.75%	(g)	9.97%	11/2029	6,530	6,485	0.2	6,530
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(g)	9.97%	11/2029	3,154	3,132	0.1	3,154
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(g)	10.03%	11/2029	39	31	—	39
Oakbridge Insurance Agency LLC^	One stop	SF +	5.00%	(g)	9.27%	11/2029	1,874	1,843	—	1,874
OneDigital Borrower LLC^#(26)	Senior secured	SF +	3.00%	(g)	7.16%	07/2031	18,375	18,371	0.4	18,399
Truist Insurance Holdings, LLC^#(8)(26)	Senior secured	SF +	2.75%	(h)	6.75%	05/2031	14,274	14,275	0.3	14,297
Wasabi Lower Holdco, LLC^(5)	Senior secured				N/A(6)	06/2032	—	(22)	—	—
Wasabi Lower Holdco, LLC^	Senior secured	SF +	4.50%	(g)	8.66%	06/2032	6,950	6,862	0.2	6,950
World Insurance Associates, LLC^	One stop	SF +	5.00%	(h)	9.00%	04/2030	6,736	6,667	0.2	6,736
World Insurance Associates, LLC^(5)	One stop				N/A(6)	04/2030	—	(9)	—	—
							496,767	490,800	12.2	495,933
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.^	One stop	SF +	6.00%	(h)	10.43%				10/2026	$9,956	$9,939	0.3%	$9,956
CE Intermediate I, LLC^#	Senior secured	SF +	3.00%	(h)	7.38%				03/2032	12,656	12,640	0.3	12,690
ContractPod Technologies, Ltd.^(8)(10)(25)	One stop	SF +	6.50%	(h)	7.25%	cash/	3.25%	PIK	07/2030	3,428	3,411	0.1	3,428
ContractPod Technologies, Ltd.^(5)(8)(10)	One stop				N/A(6)				07/2030	—	(8)	—	—
ContractPod Technologies, Ltd.^(5)(8)(10)	One stop				N/A(6)				07/2030	—	(8)	—	—
Delinea Inc.&^	One stop	SF +	5.75%	(h)	9.90%				03/2028	32,672	32,471	0.8	32,672
Delinea Inc.*	One stop	SF +	5.75%	(h)	9.90%				03/2028	8,770	8,588	0.2	8,770
Delinea Inc.*	One stop	SF +	5.75%	(h)	9.90%				03/2028	4,795	4,696	0.1	4,795
KnowBe4#(26)	Senior secured	SF +	3.75%	(h)	8.07%				07/2032	13,920	13,895	0.4	13,955
LEIA FINCO US^#(8)(10)(26)	Senior secured	SF +	3.25%	(h)	7.19%				10/2031	14,932	14,874	0.4	14,952
Maverick Bidco Inc.^	Senior secured	SF +	4.75%	(h)	9.16%				05/2028	37,062	37,062	0.9	37,062
Maverick Bidco Inc.^	Senior secured	SF +	5.00%	(h)	9.41%				05/2028	56,372	56,372	1.4	56,372
Maverick Bidco Inc.^	Senior secured	SF +	3.75%	(h)	8.21%				05/2028	4,961	4,961	0.1	4,961
Netwrix Corporation*^	One stop	SF +	4.75%	(h)	8.95%				06/2029	12,456	12,345	0.3	12,456
Netwrix Corporation^	One stop	SF +	4.75%	(h)	8.95%				06/2029	38	37	—	38
Particle Investments^	Senior secured	SF +	3.75%	(g)	7.91%				03/2031	2,985	2,985	0.1	3,002
PDQ Intermediate, Inc.^(25)	Subordinated debt	N/A			13.75%	PIK			10/2031	65	64	—	66
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(h)	7.06%	cash/	3.25%	PIK	04/2031	41,461	41,209	1.0	41,461
ReliaQuest Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(22)	—	—
ReliaQuest Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(48)	—	—
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(h)	7.06%	cash/	3.25%	PIK	04/2031	57,364	57,101	1.4	57,364
Saturn Borrower Inc.*	One stop	SF +	6.00%	(h)	10.00%				11/2028	8,170	7,928	0.2	8,170
Saturn Borrower Inc.^	One stop	SF +	6.00%	(g)	10.16%				11/2028	216	204	—	216
UKG Inc.^(26)	Senior secured	SF +	2.50%	(h)	6.81%				02/2031	25,375	25,290	0.6	25,379
WPEngine, Inc.^	One stop	SF +	6.00%	(h)	10.02%				08/2029	953	940	—	953
WPEngine, Inc.^	One stop				N/A(6)				08/2029	—	—	—	—
VS Buyer, LLC^(26)	Senior secured	SF +	2.25%	(h)	6.56%				04/2031	11,940	11,948	0.3	11,947
										360,547	358,874	8.9	360,665
Leisure Products
Cast & Crew Payroll, LLC^(26)	Senior secured	SF +	3.75%	(g)	7.91%				12/2028	5,426	5,441	0.1	4,928
Crunch Holdings, LLC*&	One stop	SF +	4.75%	(g)	8.91%				09/2031	17,647	17,605	0.4	17,647
Crunch Holdings, LLC^(5)	One stop				N/A(6)				09/2031	—	(6)	—	—
EP Purchaser, LLC^(26)	Senior secured	SF +	3.50%	(g)	7.77%				11/2028	4,901	4,881	0.1	4,627
Movement Holdings, LLC*&(8)(10)	One stop	SF +	5.50%	(h)	9.70%				03/2030	22,024	21,858	0.6	22,024
Movement Holdings, LLC^(5)(8)(10)	One stop				N/A(6)				03/2030	—	(28)	—	—
Movement Holdings, LLC^(5)(8)(10)	One stop				N/A(6)				03/2030	—	(111)	—	—
										49,998	49,640	1.2	49,226
Life Sciences Tools & Services
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(g)	8.66%				09/2032	33,794	33,710	0.8	33,709
Diamondback Acquisition, Inc.^(5)	One stop				N/A(6)				09/2032	—	(17)	—	(34)
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(g)	8.66%				09/2032	875	863	—	863
PAS Parent Inc.*&^	One stop	SF +	4.50%	(g)	8.66%				08/2032	22,190	21,768	0.6	21,968
PAS Parent Inc.^(5)	One stop				N/A(6)				08/2031	—	(18)	—	(19)
PAS Parent Inc.^(5)	One stop				N/A(6)				08/2032	—	(20)	—	(181)
										56,859	56,286	1.4	56,306
Machinery
AAL Delaware#(8)(26)	Senior secured	SF +	2.75%	(g)	6.91%				07/2031	4,987	5,012	0.1	5,005
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(g)	8.66%				08/2031	9,302	9,224	0.2	9,302
AI Titan Parent, Inc.^(5)	One stop				N/A(6)				08/2031	—	(8)	—	—
AI Titan Parent, Inc.^(5)	One stop				N/A(6)				08/2031	—	(10)	—	—
Blackbird Purchaser, Inc.*^	One stop	SF +	5.50%	(h)	9.50%				12/2030	17,950	17,816	0.5	17,950
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(h)	9.50%				12/2030	2,108	2,081	0.1	2,108
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(g)(h)	9.55%				12/2029	1,690	1,672	—	1,690
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Filtration Group Corp.^#(26)	Senior secured	SF +	2.75%	(g)	6.91%				10/2028	$17,815	$17,854	0.4%	$17,916
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(j)	6.70%				06/2032	888	900	—	888
Thermogenics, Inc.^(5)(8)(11)	One stop				N/A(6)				06/2032	—	(3)	—	—
Thermogenics, Inc.&(8)(11)	One stop	SF +	4.25%	(h)	8.25%				06/2032	1,154	1,149	—	1,154
Thermogenics, Inc.^(5)(8)(11)	One stop				N/A(6)				06/2032	—	(17)	—	—
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(j)	6.70%				06/2032	91	92	—	91
Wireco Worldgroup Inc.^	Senior secured	SF +	3.75%	(h)	8.08%				11/2028	6,215	6,226	0.2	6,098
										62,200	61,988	1.5	62,202
Media
Ascend Learning, LLC^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				12/2028	22,489	22,441	0.6	22,491
Lotus Topco, Inc.*	One stop	SF +	4.75%	(h)	8.75%				06/2030	1,685	1,675	—	1,672
Lotus Topco, Inc.^(5)	One stop				N/A(6)				06/2030	—	(2)	—	(3)
Lotus Topco, Inc.^	One stop	SF +	4.75%	(h)	8.75%				06/2030	213	208	—	207
Lotus Topco, Inc.^	One stop	SF +	4.75%	(h)	8.75%				06/2030	10,212	10,138	0.3	10,135
Shout! Factory, LLC^	One stop	SF +	5.25%	(h)	9.25%				06/2031	17,783	17,655	0.4	17,783
Shout! Factory, LLC^	One stop	SF +	5.25%	(h)	9.25%				06/2031	368	353	—	368
Triple Lift, Inc.*	One stop	SF +	5.75%	(h)	9.90%				05/2028	8,681	8,496	0.2	8,073
Triple Lift, Inc.*	One stop	SF +	5.75%	(h)	9.90%				05/2028	2,547	2,492	0.1	2,368
										63,978	63,456	1.6	63,094
Oil, Gas & Consumable Fuels
Envernus, Inc.&^	One stop	SF +	5.50%	(g)	9.66%				12/2029	19,152	19,024	0.5	19,152
Envernus, Inc.^	One stop	SF +	5.50%	(g)	9.64%				12/2029	42	31	—	42
Envernus, Inc.^(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
										19,194	19,054	0.5	19,194
Paper & Forest Products
Ranpak Corporation^#(8)	Senior secured	SF +	4.50%	(h)	8.50%				12/2031	3,640	3,638	0.1	3,649
Ranpak Corporation^#(8)	Senior secured	SF +	4.50%	(h)	8.50%				12/2031	2,330	2,328	—	2,336
										5,970	5,966	0.1	5,985
Personal Products
Knowlton Development Corporation, Inc.^#(8)(11)(26)	Senior secured	SF +	3.50%	(g)	7.66%				08/2028	11,973	12,000	0.3	12,014

Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(8)	One stop	SF +	5.00%	(h)	9.00%				05/2029	19,497	19,135	0.5	19,497
Certara Holdco, Inc. and Certara USA, Inc.^(8)	Senior secured	SF +	3.00%	(h)	7.00%				06/2031	10,935	10,917	0.3	10,996
Creek Parent, Inc.^	One stop	SF +	5.00%	(g)	9.14%				12/2031	79,597	78,361	1.9	79,597
Creek Parent, Inc.^(5)	One stop				N/A(6)				12/2031	—	(170)	—	—
										110,029	108,243	2.7	110,090
Professional Services
Avalara, Inc.#(26)	Senior secured	SF +	2.75%		6.74%				03/2032	499	499	—	500
Avalara, Inc.^(26)	Senior secured	SF +	3.25%	(h)	7.25%				03/2032	11,970	11,948	0.3	11,988
Citrin Cooperman Advisors LLC^#(26)	Senior secured	SF +	3.00%	(h)	7.00%				03/2032	14,070	14,057	0.3	14,027
Citrin Cooperman Advisors LLC^#(5)(26)	Senior secured				N/A(6)				03/2032	—	—	—	(3)
Denali Intermediate Holdings, Inc.^(5)	One stop				N/A(6)				08/2032	—	(144)	—	(146)
Denali Intermediate Holdings, Inc.^	One stop	SF +	5.50%	(g)	9.67%				08/2032	146,455	145,011	3.6	144,990
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(g)	8.68%				09/2031	12,644	12,536	0.3	12,644
Eclipse Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(52)	—	—
Eclipse Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(9)	—	—
Eisner Advisory Group LLC#(26)	Senior secured	SF +	4.00%		8.16%				02/2031	4,489	4,522	0.1	4,521
Eliassen Group, LLC*	One stop	SF +	5.75%	(h)	9.75%				04/2028	4,806	4,806	0.1	4,710
Geosyntec Consultants, Inc.^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				07/2031	16,825	16,848	0.4	16,879
Grant Thornton Advisors, LLC#(26)	Senior secured	SF +	2.75%		7.16%				06/2031	14,752	14,765	0.3	14,748
IG Investments Holdings, LLC*^	One stop	SF +	5.00%	(h)	9.31%				09/2028	22,741	22,717	0.6	22,741
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(h)	6.90%	cash/	3.50%	PIK	11/2030	15,728	15,461	0.4	14,784
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(h)	6.50%	cash/	3.50%	PIK	11/2030	$2,808	$2,793	0.1%	$2,640
Outcomes Group Holdings, Inc.^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				05/2031	14,925	14,933	0.4	15,027
PGA Holdings, Inc.^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				04/2031	25,774	25,801	0.6	25,734
Shift4 Payments, LLC#(8)(26)	Senior secured	SF +	2.50%	(h)	6.50%				06/2032	500	499	—	504
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	5.75%	(h)	6.63%	cash/	3.13%	PIK	08/2031	44,210	43,691	1.1	44,210
Varicent Intermediate Holdings Corporation^(5)(8)(11)	One stop				N/A(6)				08/2031	—	(66)	—	—
Varicent Intermediate Holdings Corporation^(5)(8)(11)	One stop				N/A(6)				08/2031	—	(45)	—	—
										353,196	350,571	8.6	350,498
Real Estate Management & Development
RealPage, Inc.^(26)	Senior secured	SF +	3.00%	(h)	7.26%				04/2028	4,910	4,899	0.1	4,904

Road & Rail
Kenan Advantage Group, Inc.^#(26)	Senior secured	SF +	3.25%	(g)	7.41%				01/2029	26,705	26,647	0.6	26,413
VRS Buyer, Inc.^	Senior secured	SF +	4.75%	(h)	9.08%				07/2032	72,281	71,930	1.8	72,281
VRS Buyer, Inc.^(5)	Senior secured				N/A(6)				07/2032	—	(48)	—	—
VRS Buyer, Inc.^(5)	Senior secured				N/A(6)				07/2032	—	(72)	—	—
										98,986	98,457	2.4	98,694
Software
Anaplan, Inc.^	One stop	SF +	4.50%	(h)	8.70%				06/2029	9,925	9,863	0.2	9,925
Appfire Technologies, LLC*	One stop	SF +	5.00%	(h)	9.00%				03/2028	10,074	9,987	0.3	9,974
Appfire Technologies, LLC^(5)	One stop				N/A(6)				03/2028	—	(75)	—	(225)
Apttus Corporation^#	Senior secured	SF +	3.50%	(h)	7.81%				05/2028	16,409	16,404	0.4	16,245
AQA Acquisition Holding, Inc. ^#(26)	Senior secured	SF +	4.00%	(h)	8.31%				03/2028	25,556	25,570	0.6	25,277
Artifact Bidco, Inc.^	One stop	SF +	4.25%	(h)	8.25%				05/2031	5,024	4,983	0.1	5,024
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2030	—	(2)	—	—
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2030	—	(5)	—	—
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(h)	8.65%				04/2027	3,000	3,000	0.1	3,000
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(g)	10.16%				03/2031	17,541	17,330	0.4	17,541
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.00%	(g)	10.16%				03/2031	7,718	7,628	0.2	7,718
Azurite Intermediate Holdings, Inc.^(5)	One stop				N/A(6)				03/2031	—	(33)	—	—
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.25%	(h)	7.19%	cash/	3.38%	PIK	05/2031	12,035	11,965	0.3	12,035
Baxter Planning Systems, LLC^(5)	One stop				N/A(6)				05/2031	—	(13)	—	—
Baxter Planning Systems, LLC^(5)	One stop				N/A(6)				05/2031	—	(15)	—	—
BestPass, Inc.*&^	One stop	SF +	4.75%	(g)	8.91%				08/2031	36,234	36,083	0.9	36,234
BestPass, Inc.^(5)	One stop				N/A(6)				08/2031	—	(15)	—	—
BestPass, Inc.^(5)	One stop				N/A(6)				08/2031	—	(20)	—	—
Bloomerang, LLC^(25)	One stop	SF +	6.50%	(h)	7.00%	cash/	3.50%	PIK	12/2029	10,189	10,117	0.3	10,189
Bloomerang, LLC^(25)	One stop	SF +	6.50%	(h)	7.00%	cash/	3.50%	PIK	12/2029	1,019	997	—	1,019
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	11.13%				12/2029	1,140	1,124	—	1,140
Blue Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(d)	7.04%				05/2032	13,167	12,649	0.3	13,167
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				05/2032	22,852	22,694	0.6	22,852
Blue Bidco Limited^(8)(9)(10)	One stop				N/A(6)				05/2032	—	—	—	—
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(i)	9.26%				05/2032	3,300	3,284	0.1	3,300
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(h)	9.26%				05/2032	6,778	6,778	0.2	6,778
Bottomline Technologies, Inc.*	One stop	SF +	4.50%	(h)	8.50%				05/2029	4,875	4,785	0.1	4,875
Bullhorn, Inc.*	One stop	SF +	5.00%	(g)	9.16%				10/2029	3,959	3,942	0.1	3,959
Bullhorn, Inc.*	One stop	SF +	5.00%	(g)	9.16%				10/2029	3,959	3,943	0.1	3,959
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(f)	9.47%				08/2030	4,818	4,494	0.1	4,818
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(f)	9.47%				08/2030	943	878	—	943
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%	(e)	9.05%				08/2030	293	283	—	293
Camelia Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(16)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Capstone Borrower^#(8)(26)	Senior secured	SF +	2.75%	(h)	6.75%				06/2030	$12,597	$12,637	0.3%	$12,593
CB Buyer, Inc.&^	One stop	SF +	5.25%	(h)	9.25%				07/2031	37,391	37,104	0.9	37,391
CB Buyer, Inc.^(5)	One stop				N/A(6)				07/2031	—	(30)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(h)	9.25%				07/2031	409	366	—	409
Cloud Software Group#(8)(26)	Senior secured	SF +	3.25%	(h)	7.25%				08/2032	14,091	14,116	0.4	14,150
Cloud Software Group#(8)(26)	Senior secured	SF +	3.25%		7.25%				03/2031	1,000	1,003	—	1,005
ConnectWise, LLC^#(26)	Senior secured	SF +	3.50%	(h)	7.76%				10/2028	28,541	28,492	0.7	28,631
Conservice Midco, LLC^#(26)	Senior secured	SF +	2.75%	(g)	6.91%				05/2030	15,980	15,985	0.4	16,043
Cornerstone OnDemand, Inc.^(26)	Senior secured	SF +	3.75%	(g)	8.02%				10/2028	9,411	9,260	0.2	9,089
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(g)	10.91%				11/2030	28,617	28,306	0.7	28,617
Crewline Buyer, Inc.^(5)	One stop				N/A(6)				11/2030	—	(28)	—	—
Cyberswift#(8)(21)	Senior secured	SF +	4.00%		8.16%				08/2032	7,000	6,965	0.2	7,004
Daxko Acquisition Corporation*	One stop	SF +	4.75%	(g)	8.91%				10/2028	11,574	11,308	0.3	11,574
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(g)	8.91%				10/2028	472	419	—	472
Daxko Acquisition Corporation^(5)	One stop				N/A(6)				10/2028	—	(22)	—	—
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				09/2031	28,922	28,730	0.7	28,778
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.08%				09/2031	56,232	55,303	1.4	55,950
Denali Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(36)	—	(21)
Denali Bidco Limited^(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	26,562	26,256	0.6	26,296
Denali Bidco Limited^(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	17,520	17,426	0.4	17,344
ECI Macola/Max Holding, LLC^#(26)	Senior secured	SF +	2.75%	(h)	6.75%				05/2030	23,328	23,368	0.6	23,357
Einstein Parent, Inc.^	One stop	SF +	6.50%	(h)	10.83%				01/2031	40,574	39,855	1.0	40,574
Einstein Parent, Inc.^(5)	One stop				N/A(6)				01/2031	—	(74)	—	—
Epicor Software Corporation#(26)	Senior secured	SF +	2.50%	(g)	6.66%				05/2031	6,028	6,046	0.1	6,042
Espresso Bidco, Inc.^(25)	One stop	SF +	5.75%	(h)	6.63%	cash/	3.13%	PIK	03/2032	36,521	36,022	0.9	36,521
Espresso Bidco, Inc.^(5)	One stop				N/A(6)				03/2032	—	(69)	—	—
Espresso Bidco, Inc.^(5)	One stop				N/A(6)				03/2032	—	(61)	—	—
EverCommerce Solutions, Inc.^(8)(26)	Senior secured	SF +	2.25%	(g)	6.41%				07/2031	8,059	8,075	0.2	8,058
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(h)	8.75%				09/2030	11,677	11,420	0.3	11,677
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(h)	8.75%				09/2030	3,645	3,615	0.1	3,645
Evergreen IX Borrower 2023, LLC^(5)	One stop				N/A(6)				10/2029	—	(27)	—	—
Flexera Software, LLC^(9)	One stop	E +	4.75%	(b)	6.63%				08/2032	11,252	11,207	0.3	11,224
Flexera Software, LLC^	One stop	SF +	4.75%	(h)	8.96%				08/2032	31,766	31,727	0.8	31,687
Flexera Software, LLC^(5)	One stop				N/A(6)				08/2032	—	(3)	—	(6)
Gurobi Optimization, LLC&^	One stop	SF +	4.50%	(h)	8.50%				09/2031	43,789	43,416	1.1	43,789
Gurobi Optimization, LLC^(5)	One stop				N/A(6)				09/2031	—	(33)	—	—
Hornet Security Holding GMBH^(8)(9)(16)	One stop	E +	4.75%	(b)	6.62%				02/2031	15,953	14,521	0.4	16,112
Hornet Security Holding GMBH^(8)(9)(16)	One stop	E +	4.75%	(b)	6.62%				02/2031	10,633	9,678	0.3	10,739
Hornet Security Holding GMBH^(8)(9)(16)	One stop	E +	4.75%	(b)	6.66%				08/2030	259	227	—	259
Hornet Security Holding GMBH^(8)(9)(16)	One stop	E +	4.75%	(d)	6.80%				02/2031	2,209	2,118	0.1	2,261
Hyland Software, Inc.*&^	One stop	SF +	5.00%	(g)	9.16%				09/2030	28,186	27,886	0.7	28,186
Hyland Software, Inc.^(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.^	One stop	SF +	4.50%	(h)	8.81%				01/2030	33,912	33,559	0.8	33,912
Icefall Parent, Inc.^(5)	One stop				N/A(6)				01/2030	—	(35)	—	—
Instructure Holdings, Inc.^#(26)	Senior secured	SF +	2.75%	(h)	6.75%				11/2031	11,668	11,642	0.3	11,665
iSolved, Inc.^#(26)	Senior secured	SF +	2.75%	(g)	6.91%				10/2030	22,399	22,430	0.6	22,494
Javelin Buyer, Inc.^#(26)	Senior secured	SF +	2.75%	(h)	7.06%				12/2031	20,079	20,108	0.5	20,079
Kairos Bidco Limited^	One stop	SF +	4.75%	(h)	8.75%				07/2032	85	80	—	80
Kairos Bidco Limited^	One stop	SF +	4.75%	(h)	8.75%				07/2032	4,890	4,866	0.1	4,865
Kairos Bidco Limited^(5)	One stop				N/A(6)				07/2032	—	(8)	—	(8)
Kairos Bidco Limited^	One stop	SF +	4.75%	(h)	8.75%				07/2032	735	732	—	732
Kaseya Inc.^(26)	Senior secured	SF +	3.25%	(g)	7.41%				03/2032	14,776	14,705	0.4	14,814
LeadsOnline, LLC*	One stop	SF +	4.50%	(h)	8.79%				02/2028	4,373	4,307	0.1	4,373
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LeadsOnline, LLC*	One stop	SF +	4.50%	(h)	8.50%				02/2028	$2,230	$2,223	0.1%	$2,230
LeadsOnline, LLC^	One stop	SF +	4.50%	(h)	8.79%				02/2028	772	760	—	772
LeadsOnline, LLC^(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH^(8)(9)(16)	One stop	E +	4.75%	(c)	6.75%				12/2031	26,659	23,564	0.7	26,659
Lighthouse Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				06/2031	—	(39)	—	—
Lighthouse Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				12/2031	—	(128)	—	—
LogicMonitor, Inc.^	One stop	SF +	5.50%	(h)	9.81%				11/2031	45,630	45,380	1.1	45,630
LogicMonitor, Inc.^(5)	One stop				N/A(6)				11/2031	—	(31)	—	—
Matrix42 Holding GMBH^(8)(9)(16)	One stop	E +	6.25%	(d)	8.32%				12/2029	191	175	—	190
Matrix42 Holding GMBH^(8)(9)(16)	One stop	E +	6.25%	(d)	8.31%				12/2029	20,913	20,547	0.5	20,756
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.25%	(c)	7.28%				11/2031	14,658	13,023	0.4	14,658
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.25%	(h)	9.45%				11/2031	9,353	9,229	0.2	9,353
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.25%	(c)	7.28%				11/2031	119	79	—	119
Metatiedot Bidco Oy & Metatiedot US, LLC^(5)(8)(9)(15)	One stop				N/A(6)				11/2030	—	(34)	—	—
Modena Buyer, LLC^#(26)	Senior secured	SF +	4.50%	(h)	8.81%				07/2031	11,925	11,643	0.3	11,793
Motus Group, LLC^(26)	Senior secured	SF +	3.75%	(h)	7.75%				12/2028	8,785	8,808	0.2	8,800
MYOB Invest Co Pty Ltd^(8)(9)(12)(25)	One stop	A +	5.75%	(e)	6.33%	cash/	3.00%	PIK	06/2030	166,823	162,334	4.1	166,823
Navex TopCo, Inc.*^	One stop	SF +	5.25%	(g)	9.41%				11/2030	22,813	22,480	0.6	22,813
Navex TopCo, Inc.^(5)	One stop				N/A(6)				11/2028	—	(25)	—	—
Onit, Inc.^	One stop	SF +	4.75%	(h)	9.06%				01/2032	18,763	18,596	0.5	18,809
Onit, Inc.^(5)	One stop				N/A(6)				01/2032	—	(24)	—	—
Onit, Inc.^(5)	One stop				N/A(6)				01/2032	—	(37)	—	—
Onit, Inc.^	One stop	SF +	4.50%	(h)	8.50%				01/2032	3,163	3,155	0.1	3,155
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(8)(9)(14)	One stop	E +	5.75%	(c)	7.75%				11/2029	10,131	9,129	0.3	10,182
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(8)(9)(14)	One stop	E +	5.00%	(c)	7.00%				11/2029	736	612	—	736
Panzura, LLC^(25)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	66	63	—	60
Personify, Inc.&^	One stop	SF +	4.75%	(h)	8.75%				09/2028	17,891	17,813	0.4	17,891
Personify, Inc.*	One stop	SF +	4.75%	(h)	8.75%				09/2028	6,648	6,604	0.2	6,648
Pineapple German Bidco GMBH^(8)(9)(16)(25)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	21,242	19,346	0.5	21,242
Pineapple German Bidco GMBH^(8)(16)(25)	One stop	SF +	5.25%	(h)	9.24%	PIK			01/2031	16,990	16,843	0.4	16,990
Pineapple German Bidco GMBH^(8)(9)(16)(25)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	6,583	5,938	0.2	6,583
Pineapple German Bidco GMBH^(8)(9)(16)(25)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	5,985	5,143	0.1	5,985
Pineapple German Bidco GMBH^(8)(16)(25)	One stop	SF +	5.25%	(h)	9.24%	PIK			01/2031	1,434	1,405	—	1,434
Pineapple German Bidco GMBH^(8)(9)(16)(25)	One stop	E +	5.25%	(c)	7.25%	PIK			01/2031	1,458	1,317	—	1,458
Pineapple German Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				01/2031	—	(217)	—	—
Planview Parent, Inc.^#(26)	Senior secured	SF +	3.50%	(h)	7.50%				12/2027	21,911	21,843	0.5	21,623
Pluralsight, LLC^(25)	One stop	SF +	7.50%	(h)	11.70%	PIK			08/2029	2,024	1,968	—	2,004
Pluralsight, LLC^(25)	One stop	SF +	4.50%	(h)	7.20%	cash/	1.50%	PIK	08/2029	1,209	1,181	—	1,197
Pluralsight, LLC^(25)	One stop	SF +	4.50%	(h)	7.20%	cash/	1.50%	PIK	08/2029	605	605	—	598
Pluralsight, LLC^(5)	One stop				N/A(6)				08/2029	—	—	—	(3)
Pluralsight, LLC^(5)	One stop				N/A(6)				08/2029	—	—	—	(7)
Proofpoint, Inc.^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				08/2028	27,592	27,585	0.7	27,735
QAD, Inc.*	One stop	SF +	4.75%	(g)	8.91%				11/2027	9,747	9,747	0.2	9,747
Rainforest Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(65)	—	—
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	4.75%	(c)	6.78%				07/2029	15,258	14,097	0.4	15,258
Sophia, L.P.#(8)(26)	Senior secured	SF +	2.75%		6.91%				10/2029	8,043	8,064	0.2	8,053
Spark Bidco Limited^(8)(9)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited^(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited^(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited^(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Telesoft Holdings LLC*	One stop	SF +	5.75%	(g)	10.01%				12/2026	5,627	5,613	0.1	5,627
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Togetherwork Holdings, LLC&^	One stop	SF +	5.25%	(g)	9.41%				05/2031	$44,428	$44,114	1.1%	$43,984
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(g)	9.41%				05/2031	1,114	1,067	—	1,039
Togetherwork Holdings, LLC^(5)	One stop				N/A(6)				05/2031	—	(32)	—	(53)
Transform Bidco Limited^(8)(10)	One stop	SF +	6.75%	(h)	10.53%				01/2031	14,863	14,598	0.4	14,863
Transform Bidco Limited^(8)(10)	One stop	SF +	6.75%	(h)	10.53%				01/2031	7,874	7,785	0.2	7,874
Transform Bidco Limited^(8)(9)(10)(25)	One stop	A +	6.75%	(e)	7.62%	cash/	2.75%	PIK	01/2031	2,647	2,588	0.1	2,647
Transform Bidco Limited^(8)(9)(10)(25)	One stop	SN +	6.75%	(f)	7.97%	cash/	2.75%	PIK	01/2031	420	396	—	420
Transform Bidco Limited^(5)(8)(10)	One stop				N/A(6)				06/2030	—	(34)	—	—
Transform Bidco Limited^(5)(8)(10)	One stop				N/A(6)				01/2031	—	(47)	—	—
Transform Bidco Limited^(5)(8)(10)	One stop				N/A(6)				01/2031	—	(113)	—	—
Tricentis Operations Holdings, Inc.^(25)	One stop	SF +	6.25%	(h)	5.61%	cash/	4.88%	PIK	02/2032	63,398	63,117	1.6	63,398
Tricentis Operations Holdings, Inc.^(5)	One stop				N/A(6)				02/2032	—	(35)	—	—
Tricentis Operations Holdings, Inc.^(5)	One stop				N/A(6)				02/2032	—	(56)	—	—
Vantage Bidco GMBH^(8)(9)(16)(25)	One stop	E +	6.25%	(c)	8.25%	PIK			04/2031	21,781	19,571	0.5	21,781
Vantage Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				10/2030	—	(40)	—	—
Varinem German Midco GMBH^(8)(9)(16)	One stop	E +	5.50%	(d)	7.57%				07/2031	27,619	25,454	0.7	27,688
Varinem German Midco GMBH^(8)(9)(16)	One stop	E +	4.75%	(d)	6.82%				07/2031	10,743	9,943	0.3	10,743
Viper Bidco, Inc.&^	One stop	SF +	4.75%	(h)	8.75%				11/2031	50,364	50,144	1.2	50,491
Viper Bidco, Inc.^(9)	One stop	SN +	4.75%	(f)	8.72%				11/2031	24,797	23,115	0.6	24,859
Viper Bidco, Inc.^(5)	One stop				N/A(6)				11/2031	—	(22)	—	—
Viper Bidco, Inc.^(5)	One stop				N/A(6)				11/2031	—	(28)	—	—
Viper Bidco, Inc.^(5)	One stop				N/A(6)				11/2031	—	(22)	—	(44)
Zendesk, Inc.^	One stop	SF +	5.00%	(h)	9.00%				11/2028	10,160	10,160	0.3	10,160
										1,718,108	1,681,375	42.3	1,715,947
Specialized Finance
AGL CLO 20 Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.45%		8.78%				10/2037	1,500	1,508	—	1,509
Apidos CLO LIII(8)(20)(27)	Structured Finance Note	SF +	3.50%		7.78%				07/2038	2,000	2,000	0.1	2,037
Apidos CLO LIII(8)(20)(27)	Structured Finance Note	SF +	4.80%		9.08%				07/2038	2,375	2,375	0.1	2,417
Apidos CLO XXVIII(8)(20)(27)	Structured Finance Note	SF +	4.05%		8.35%				10/2038	4,500	4,500	0.1	4,552
Ares LXIII CLO, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.35%		8.66%				10/2038	3,500	3,500	0.1	3,538
Bain Capital Credit CLO 2025-3, Limited(8)(20)(27)	Structured Finance Note	SF +	4.05%		8.33%				07/2038	4,000	4,000	0.1	4,039
Bain Capital Credit CLO 2025-4, Limited(8)(20)	Structured Finance Note	SF +	3.65%		7.65%				01/2039	2,000	2,000	0.1	2,000
Ballyrock CLO 30, Ltd.(8)(20)	Structured Finance Note	SF +	4.05%		8.36%				10/2038	3,000	3,000	0.1	3,030
Carlyle US CLO 2023-3, Ltd.(8)(20)	Structured Finance Note	SF +	3.75%		7.75%				10/2040	5,000	5,000	0.1	5,000
Carlyle US CLO 2025-2, Ltd.(8)(20)(27)	Structured Finance Note	SF +	3.35%		7.65%				07/2038	9,000	9,000	0.2	9,157
CBAMR 2018-5, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.15%		8.35%				10/2038	4,000	4,000	0.1	4,045
CIFC Funding 2018-III, Ltd.(8)(20)	Structured Finance Note	SF +	3.90%		8.10%				10/2038	3,500	3,500	0.1	3,512
CIFC Funding 2019-II, Ltd.(8)(20)	Structured Finance Note	SF +	3.85%		8.02%				10/2038	5,000	5,000	0.1	5,058
CIFC Funding 2019-V, Ltd.(8)(20)	Structured Finance Note	SF +	3.95%		8.15%				10/2038	3,000	3,000	0.1	3,034
CIFC Funding 2025-IV, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.10%		8.45%				10/2038	2,500	2,500	0.1	2,525
CIFC Funding 2025-V, Ltd.(8)(20)	Structured Finance Note	SF +	4.00%		8.30%				10/2038	5,000	5,000	0.1	5,048
Davis Park CLO, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.35%		8.63%				07/2038	5,000	5,000	0.1	5,031
Dryden 40 Senior Loan Fund(8)(20)(27)	Structured Finance Note	SF +	3.10%		7.57%				08/2031	5,500	5,498	0.1	5,528
Eaton Vance CLO 2013-1, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.15%		8.46%				10/2038	5,000	5,000	0.1	5,057
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Elmwood CLO 19, Ltd.(8)(20)	Structured Finance Note	SF +	3.75%		7.75%		10/2038	$2,000	$2,000	0.1%	$2,000
GoldenTree Loan Management US CLO 17, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.00%		8.33%		01/2039	1,500	1,500	—	1,526
Green Lakes Park CLO, LLC(8)(27)	Structured Finance Note	SF +	3.70%		8.02%		01/2038	3,350	3,350	0.1	3,368
Higley Park CLO, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.00%		8.32%		07/2038	3,750	3,750	0.1	3,791
Hook Park CLO, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.75%		9.01%		07/2038	3,000	3,000	0.1	3,016
Ivy Hill Middle Market Credit Fund XX, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.00%		8.32%		07/2037	4,500	4,500	0.1	4,521
Madison Park Funding XVII, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.15%		8.48%		10/2037	5,700	5,710	0.1	5,730
MCF CLO IV, LLC(8)	Structured Finance Note	SF +	5.00%		9.00%		10/2037	4,750	4,750	0.1	4,750
Neuberger Berman CLO 32R, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.25%		8.53%		07/2039	5,500	5,500	0.1	5,555
OCP CLO 2025-44, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.05%		8.37%		10/2038	4,000	4,000	0.1	4,043
OHA Credit Funding 22, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.25%		8.57%		07/2038	2,500	2,500	0.1	2,527
OHA Credit Partners VII, Ltd.(8)(20)(26)(27)	Structured Finance Note	SF +	3.50%		7.70%		02/2028	2,000	1,972	—	2,011
Orion CLO 2025-5, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.25%		8.57%		07/2038	4,000	4,000	0.1	4,044
Orion CLO 2025-6 Ltd.(8)(20)	Structured Finance Note	SF +	4.05%		8.35%		10/2038	4,000	4,000	0.1	4,039
Palmer Square CLO 2019-1, Ltd.(8)(20)	Structured Finance Note	SF +	4.00%		8.20%		08/2038	3,000	3,000	0.1	3,017
Palmer Square CLO 2021-3, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.05%		8.35%		10/2038	4,500	4,500	0.1	4,548
Peace Park CLO, Ltd.(8)(20)	Structured Finance Note	SF +	3.85%		8.05%		10/2038	3,900	3,900	0.1	3,922
Pikes Peak CLO 9(8)(20)(27)	Structured Finance Note	SF +	4.20%		8.51%		10/2038	5,000	5,000	0.1	5,048
Rockland Park CLO, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.20%		8.51%		07/2038	2,500	2,500	0.1	2,530
Sixth Street CLO XIV, Ltd.(8)(20)(27)	Structured Finance Note	SF +	3.70%		8.03%		01/2038	2,000	1,974	0.1	2,011
Sixth Street CLO XVIII, Ltd.(8)(20)	Structured Finance Note	SF +	3.85%		8.05%		10/2038	3,000	3,000	0.1	3,029
Voya CLO 2020-2, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.00%		8.33%		01/2038	1,000	1,000	—	1,012
Voya CLO 2025-2, Ltd.(8)(20)(27)	Structured Finance Note	SF +	4.85%		9.15%		07/2038	5,000	5,000	0.1	5,027
Voya CLO 2025-4, Ltd.(8)(20)	Structured Finance Note	SF +	4.05%		8.38%		10/2038	5,700	5,700	0.1	5,761
								161,525	161,487	4.0	162,943
Specialty Retail
Ashco, LLC#(26)	Senior secured	SF +	3.25%	(g)	7.41%		01/2032	37,656	37,583	0.9	37,685
Ave Holdings III, Corp*&	One stop	SF +	5.50%	(i)	9.62%		02/2028	13,445	13,238	0.3	12,976
Biscuit Parent, LLC&^	One stop	SF +	4.75%	(h)	8.75%		02/2031	35,995	35,738	0.9	35,995
Biscuit Parent, LLC^(5)	One stop				N/A(6)		02/2031	—	(33)	—	—
Biscuit Parent, LLC^	One stop	SF +	4.75%	(h)	8.75%		02/2031	261	223	—	261
Cavender Stores L.P.*&	Senior secured	SF +	5.00%	(h)	9.00%		10/2029	23,949	23,788	0.6	23,949
Consilio Midco Limited^(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(d)	9.59%		04/2033	4,253	4,090	0.1	4,253
Consilio Midco Limited^(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.75%		04/2032	38,032	36,669	1.0	38,032
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(h)	9.04%		04/2032	30,962	30,818	0.8	30,962
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(h)	9.04%		04/2032	19,084	18,995	0.5	19,084
Consilio Midco Limited^(8)(10)	Senior secured				N/A(6)		04/2032	—	—	—	—
Consilio Midco Limited^(8)(10)	Senior secured				N/A(6)		04/2032	—	—	—	—
Consilio Midco Limited^(8)(10)(25)	Subordinated debt	SF +	7.50%	(i)	11.64%		04/2033	5,314	5,277	0.1	5,314
Consilio Midco Limited^(8)(10)(25)	Subordinated debt	SF +	7.50%	(h)	11.82%	PIK	04/2033	3	3	—	3
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CVP Holdco, Inc.^	One stop	SF +	4.75%	(g)	8.91%				06/2031	$32,806	$32,537	0.8%	$32,806
CVP Holdco, Inc.^(5)	One stop				N/A(6)				06/2030	—	(28)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(g)	8.91%				06/2031	1,881	1,846	—	1,881
Med Parentco, LP^#(26)	Senior secured	SF +	3.25%	(g)	7.41%				04/2031	22,398	22,417	0.6	22,470
Metal Supermarkets US Buyer, LLC&(8)(11)	One stop	SF +	4.75%	(h)	8.75%				12/2030	12,326	12,273	0.3	12,326
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(h)	8.75%				12/2030	328	322	—	328
PetVet Care Centers LLC^	One stop	SF +	6.00%	(g)	10.16%				11/2030	9,238	9,104	0.2	8,499
PetVet Care Centers LLC^(5)	One stop				N/A(6)				11/2029	—	(19)	—	(95)
PetVet Care Centers LLC^(5)	One stop				N/A(6)				11/2030	—	(9)	—	—
Radiance Borrower, LLC&^(25)	One stop	SF +	5.75%	(g)	7.16%	cash/	2.75%	PIK	06/2031	41,498	41,251	1.0	41,498
Radiance Borrower, LLC^	One stop	SF +	5.25%	(g)	9.41%				06/2031	388	361	—	388
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.00%	(g)(h)	9.16%				10/2029	31,077	30,651	0.8	30,921
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.00%	(g)	9.16%				10/2029	430	422	—	424
VSG Acquisition Corp. and Sherrill, Inc.^(5)	One stop				N/A(6)				10/2029	—	(10)	—	(11)
										361,324	357,507	8.9	359,949
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.^(25)	One stop	SF +	7.00%	(h)	8.19%	cash/	3.25%	PIK	06/2028	11,900	11,582	0.3	10,769
Marcone Yellowstone Buyer Inc.^(25)	One stop	SF +	7.00%	(h)	8.19%	cash/	3.25%	PIK	06/2028	5,047	4,912	0.1	4,567
										16,947	16,494	0.4	15,336
Transportation Infrastructure
LDS Intermediate Holdings, LLC*^	One stop	SF +	5.00%	(g)	9.16%				02/2032	54,753	54,442	1.3	54,207
LDS Intermediate Holdings, LLC^(5)	One stop				N/A(6)				02/2032	—	(46)	—	(82)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(g)	9.16%				02/2032	10,842	10,781	0.3	10,734
LDS Intermediate Holdings, LLC^(5)	One stop				N/A(6)				02/2032	—	(40)	—	(80)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(g)	9.16%				02/2032	800	796	—	792
PODS, LLC#(26)	Senior secured	SF +	3.00%		7.28%				03/2028	2,992	2,925	0.1	2,936
										69,387	68,858	1.7	68,507
Water Utilities
Aegion Corporation^#(26)	Senior secured	SF +	3.00%	(g)	7.16%				05/2028	12,349	12,294	0.3	12,380
Aegion Corporation#(26)	Senior secured				N/A(6)				05/2028	—	1	—	1
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(g)(i)	8.93%				07/2031	15,577	15,448	0.4	15,577
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(g)(i)	8.89%				07/2031	2,821	2,800	0.1	2,821
Vessco Midco Holdings, LLC^(5)	One stop				N/A(6)				07/2031	—	(14)	—	—
										30,747	30,529	0.8	30,779

Total debt investments										8,521,763	8,418,294	209.2	8,490,414

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Air Freight & Logistics
RJW Group Holdings, Inc.(24)	LLC units	N/A	N/A		11/2024	N/A	1,563	$962	—%	$1,241

Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	125	—	112

Automobiles
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	1,146	1,146	0.1	1,274
CAP-KSI Holdings, LLC	Common stock	N/A	N/A		06/2024	N/A	1,146	—	—	296
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	417	417	—	547
Quick Quack Car Wash Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	83	83	—	104
Yorkshire Parent, Inc.	LP interest	N/A	N/A		12/2023	N/A	—	94	—	110
								1,740	0.1	2,331
Beverages
Spindrift Beverage Co. Inc.	LLC interest	N/A	N/A		02/2025	N/A	3	3,178	0.1	3,897

Commercial Services & Supplies
CHA Vision Holdings, Inc.	Warrant	N/A	N/A		01/2024	N/A	—	109	—	151

Containers & Packaging
Packaging Coordinators Midco, Inc.	LP units	N/A	N/A		09/2025	N/A	182	1,822	0.1	1,822

Diversified Consumer Services
CHVAC Services Investment, LLC	Preferred stock	N/A	N/A		05/2024	N/A	162	408	—	698
Kodiak Buyer, LLC	LP interest	N/A	N/A		08/2025	N/A	4	448	—	448
Virginia Green Acquisition, LLC	Preferred stock	N/A	N/A		12/2023	N/A	73	73	—	83
								929	—	1,229
Electric Utilities
Smart Energy Systems, Inc.	Preferred stock	N/A	N/A		01/2025	N/A	7	36	—	174

Electrical Equipment
Wildcat TopCo, Inc.	Preferred stock	N/A	N/A		12/2024	N/A	191	191	—	256

Food Products
Zullas, L.C.	Warrant	N/A	N/A		06/2025	N/A	2	1,726	—	1,726

Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	Preferred stock	N/A	N/A		08/2025	N/A	3,652	3,652	0.1	3,651
Isto Group, Inc.(9)	LP units	N/A	N/A		09/2025	N/A	18	2,189	—	2,166
								5,841	0.1	5,817
Healthcare Providers & Services
HP TLE Buyer, Inc.	LP units	N/A	N/A		07/2025	N/A	743	743	—	743

Healthcare Technology
Amberfield Acquisition Co.	Preferred stock	N/A	N/A		05/2024	N/A	450	450	—	536
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	14	14,820	0.4	15,155
								15,270	0.4	15,691
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	LP units	N/A	N/A		09/2025	N/A	3,613	$3,613	0.1%	$3,613
PB Group Holdings, LLC	Preferred stock	N/A	N/A		08/2024	N/A	113	262	—	279
Rooster BidCo Limited(8)(10)	LLC units	N/A	N/A		03/2025	N/A	1,601	1,656	0.1	2,450
Saguaro Buyer, LLC	LP units	N/A	N/A		07/2025	N/A	4	3,798	0.1	4,038
								9,329	0.3	10,380
Insurance
Oakbridge Insurance Agency LLC	Preferred stock	N/A	N/A		11/2023	N/A	4	70	—	89

Leisure Products
Movement Holdings, LLC(8)(10)	LP units	N/A	N/A		03/2024	N/A	—	661	—	385

Pharmaceuticals
Creek Parent, Inc.	Preferred stock	N/A	N/A		12/2024	N/A	1,279	1,279	—	1,368

Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	3,773	0.1	3,833

Software
CB Buyer, Inc.	Preferred stock	N/A	N/A		07/2024	N/A	458	458	—	285
Denali Bidco Limited(8)(10)	LP units	N/A	N/A		08/2023	N/A	75	46	—	128
Energy Worldnet, LLC(24)	Preferred stock	N/A	N/A		02/2025	N/A	50	52	—	54
Gurobi Optimization, LLC	LLC units	N/A	N/A		09/2024	N/A	—	209	—	229
LogicMonitor, Inc.	LLC units	N/A	N/A		12/2024	N/A	250	250	—	277
Menlo Ridgeview Co-Invest, LLC(8)	LLC units	N/A	N/A		05/2025	N/A	1,484	1,520	—	1,587
Panzura, LLC	LLC units	N/A	N/A		03/2025	N/A	1	4	—	—
Pluralsight, LLC	Common stock	N/A	N/A		08/2024	N/A	597	1,100	—	1,055
StrongDM, Inc.	Preferred stock	N/A	N/A		05/2025	N/A	676	3,599	0.1	3,745
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	545	2,384	0.1	2,445
Transform Bidco Limited(8)(10)	LP units	N/A	N/A		04/2025	N/A	3,477	3,477	0.1	3,601
Tricentis Operations Holdings, Inc.	Preferred stock	N/A	N/A		02/2025	N/A	40	40	—	44
								13,139	0.3	13,450
Specialty Retail
Metal Supermarkets US Buyer, LLC(8)(11)	LLC units	N/A	N/A		12/2024	N/A	1	124	—	132
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A	N/A		12/2024	N/A	—	—	—	10
								124	—	142

Total equity investments								61,047	1.5	64,837

Total investments								8,479,341	210.7	8,555,251

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.99%	(28)				$251,491	6.2%	$251,491
JPMorgan 100% U.S. Treasury Securities Money Market Fund - Capital Share Class (CUSIP 4812A0375)			4.09%	(28)				161,145	4.0	161,145
Total money market funds								412,636	10.2	412,636

Total investments and money market funds								$8,891,977	220.9%	$8,967,887

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2025-R Debt Securitization (as defined in Note 7).
&	Denotes that all or a portion of the investment collateralizes the 2025 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the BANA Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2025, as the loan may have priced or repriced based on an index rate prior to September 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to Prime, which was 7.25% as of September 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of September 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of September 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.10% as of September 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.58% as of September 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.97% as of September 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.13% as of September 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.98% as of September 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.85% as of September 30, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA which was 2.45% as of September 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of September 30, 2025, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 21.3% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Canada.
(12)The headquarters of this portfolio company is located in Australia.
(13)The headquarters of this portfolio company is located in Luxembourg.
(14)The headquarters of this portfolio company is located in the Netherlands.
(15)The headquarters of this portfolio company is located in Finland.
(16)The headquarters of this portfolio company is located in Germany.
(17)The headquarters of this portfolio company is located in France.
(18)The headquarters of this portfolio company is located in Spain.
(19)The headquarters of this portfolio company is located in Jersey.
(20)The headquarters of this portfolio company is located in the Cayman Islands.
(21)The headquarters of this portfolio company is located in Lithuania.
(22)Equity investments are non-income producing securities, unless otherwise noted.
(23)Ownership of certain equity investments occurs through a holding company or partnership.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)
(24)The Company holds an equity investment that is income producing.
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2025.
(26)The fair value of this investment was valued using Level 2 inputs. See Note 6.
(27)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 7.
(28)The rate shown is the annualized seven-day yield as of September 30, 2025.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Bleriot US Bidco Inc.^(7)(20)	Senior secured	SF +	3.25%	(g)	7.85%				10/2030	$13,266	$13,329	0.8%	$13,299
Dynasty Acquisition Co.^(20)	Senior secured	SF +	3.50%	(f)	8.35%				08/2028	5,738	5,716	0.3	5,749
Dynasty Acquisition Co.^(7)(20)	Senior secured	SF +	3.50%	(f)	8.35%				08/2028	2,048	2,038	0.1	2,052
Element Materials Technology^(7)(20)	Senior secured	SF +	3.75%	(g)	8.35%				06/2029	2,992	3,000	0.2	3,004
LSF11 Trinity Bidco, Inc.^	Senior secured	SF +	3.50%	(f)	8.42%				06/2030	997	1,001	0.1	1,000
Transdigm, Inc.^(7)(20)	Senior secured	SF +	2.75%	(g)	7.35%				03/2030	3,491	3,500	0.2	3,495
										28,532	28,584	1.7	28,599
Airlines
Accelya Lux Finco S.A.R.L.*(7)(11)(19)	One stop	SF +	7.00%	(g)	7.70%	cash/	4.00%	PIK	12/2026	1,554	1,507	0.1	1,492
Brown Group Holding, LLC ^(20)	Senior secured	SF +	2.75%	(f)(g)	7.84%				07/2031	2,977	2,977	0.2	2,975
Brown Group Holding, LLC ^(20)	Senior secured	SF +	2.75%	(f)	7.60%				07/2031	1,809	1,810	0.1	1,808
KKR Apple Bidco, LLC^(20)	Senior secured	SF +	3.50%	(f)	8.35%				09/2028	9,162	9,192	0.5	9,193
										15,502	15,486	0.9	15,468
Auto Components
Collision SP Subco, LLC*	One stop	SF +	5.50%	(g)	10.75%				01/2030	9,575	9,405	0.6	9,575
Collision SP Subco, LLC^	One stop	SF +	5.50%	(f)(h)	10.36%				01/2030	1,749	1,699	0.1	1,749
Collision SP Subco, LLC^	One stop	SF +	5.50%	(g)	10.75%				01/2030	236	208	—	236
OEConnection, LLC^	One stop	SF +	5.25%	(f)	10.10%				04/2031	40,851	40,469	2.4	40,851
OEConnection, LLC^(5)	One stop				N/A(6)				04/2031	—	(33)	—	—
OEConnection, LLC^(5)	One stop				N/A(6)				04/2031	—	(42)	—	—
RC Buyer, Inc.^(20)	Senior secured	SF +	3.50%	(f)	8.46%				07/2028	1,999	2,007	0.1	2,004
RealTruck Group, Inc.^(7)(20)	Senior secured	SF +	3.50%	(f)	8.46%				01/2028	7,289	7,218	0.4	7,183
TI Automotive^(7)	Senior secured	SF +	3.25%	(f)	8.21%				12/2026	2,366	2,372	0.1	2,372
Wand NewCo 3, Inc.^(7)(20)	Senior secured	SF +	3.25%	(f)(g)	8.01%				01/2031	9,875	9,896	0.6	9,875
										73,940	73,199	4.3	73,845
Automobiles
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(g)	9.85%				06/2030	23,403	23,065	1.4	23,403
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(f)	10.10%				06/2030	645	594	—	645
Denali Midco 2, LLC*^	One stop	SF +	6.00%	(f)	10.95%				12/2027	19,696	19,271	1.2	19,696
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(g)	9.60%				12/2029	604	594	—	604
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(g)	9.60%				12/2029	126	124	—	126
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(g)	9.60%				12/2029	107	103	—	107
High Bar Brands Operating, LLC^(5)	Senior secured				N/A(6)				12/2029	—	(3)	—	—
JHCC Holdings LLC*	One stop	SF +	5.25%	(g)	9.85%				09/2027	9,504	9,267	0.5	9,504
JHCC Holdings LLC^	One stop	SF +	5.25%	(g)	9.87%				09/2027	1,390	1,380	0.1	1,390
Mavis Tire Express Services Topco, Corp.^(7)(20)	Senior secured	SF +	3.50%	(f)	8.35%				05/2028	7,451	7,464	0.4	7,456
Mister Car Wash Holdings, Inc.^(7)(20)	Senior secured	SF +	3.00%	(f)	7.85%				03/2031	13,614	13,655	0.8	13,645
National Express Wash Parent Holdco, LLC*^	One stop	SF +	5.50%	(g)	10.74%				07/2029	19,686	19,063	1.1	19,293
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(f)	9.60%				06/2031	1,868	1,853	0.1	1,868
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(f)	9.60%				06/2031	72	67	—	72
Quick Quack Car Wash Holdings, LLC^(5)	One stop				N/A(6)				06/2031	—	(2)	—	—
TWAS Holdings, LLC*^	One stop	SF +	6.75%	(f)	11.70%				12/2026	22,944	22,650	1.3	22,944
Yorkshire Parent, Inc.*^	One stop	SF +	6.00%	(g)	10.60%				12/2029	15,169	15,038	0.9	15,169
Yorkshire Parent, Inc.^(5)	One stop				N/A(6)				12/2029	—	(36)	—	—
Yorkshire Parent, Inc.^(5)	One stop				N/A(6)				12/2029	—	(28)	—	—
										136,279	134,119	7.8	135,922
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Banks
OSP Hamilton Purchaser, LLC*	One stop	SF +	5.00%	(g)	10.25%				12/2029	$2,804	$2,773	0.2%	$2,804
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(g)	10.26%				12/2029	532	503	—	532
OSP Hamilton Purchaser, LLC^(5)	One stop				N/A(6)				12/2029	—	(4)	—	—
										3,336	3,272	0.2	3,336
Beverages
Winebow Holdings, Inc.*^	One stop	SF +	6.25%	(f)	11.20%				12/2027	15,474	15,399	0.8	14,700

Capital Markets
BlueMatrix Holdings, LLC*	One stop	SF +	5.25%	(g)	9.85%				01/2031	10,690	10,606	0.6	10,690
BlueMatrix Holdings, LLC^(5)	One stop				N/A(6)				01/2031	—	(15)	—	—
BlueMatrix Holdings, LLC^(5)	One stop				N/A(6)				01/2031	—	(28)	—	—
										10,690	10,563	0.6	10,690
Chemicals
INEOS US Finance LLC and INEOS Finance PLC^(7)(20)	Senior secured	SF +	3.25%	(f)	8.10%				02/2030	7,848	7,816	0.5	7,853
Inhance Technologies Holdings, LLC*(19)	One stop	SF +	6.50%	(g)	7.98%	cash/	4.00%	PIK	12/2024	10,229	10,229	0.5	8,286
Inhance Technologies Holdings, LLC^(19)	One stop	SF +	6.50%	(g)	7.98%	cash/	4.00%	PIK	12/2024	5,053	5,053	0.2	4,093
Innophos Holdings, Inc.^(7)(20)	Senior secured	SF +	3.75%	(f)	8.71%				02/2027	3,417	3,424	0.2	3,432
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(f)	9.60%				03/2029	8,711	8,625	0.5	8,623
Krayden Holdings, Inc.^(5)	Senior secured				N/A(6)				03/2029	—	(29)	—	(30)
Krayden Holdings, Inc.^(5)	Senior secured				N/A(6)				03/2029	—	(43)	—	(44)
W.R. Grace & Co^(7)(20)	Senior secured	SF +	3.25%	(g)	7.85%				08/2028	6,979	6,988	0.4	7,005
Windsor Holdings III, LLC^(7)(20)	Senior secured	SF +	3.50%	(f)	8.46%				08/2030	8,948	8,981	0.5	9,001
										51,185	51,044	2.8	48,219
Commercial Services & Supplies
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(g)	11.25%				10/2029	14,987	14,733	0.9	14,987
BradyIFS Holdings, LLC^	One stop	SF +	6.00%	(f)(g)	11.18%				10/2029	1,182	1,168	0.1	1,182
BrightView Landscapes, LLC^(7)(20)	Senior secured	SF +	2.50%	(g)	7.75%				04/2029	2,500	2,500	0.1	2,500
Encore Holdings, LLC^	One stop	SF +	5.25%	(g)	10.11%				11/2028	12,194	12,003	0.7	12,194
Encore Holdings, LLC*	One stop	SF +	5.50%	(g)	10.25%				11/2028	11,542	11,360	0.7	11,570
Encore Holdings, LLC*	One stop	SF +	5.50%	(g)	10.20%				11/2028	2,295	2,258	0.1	2,301
FR Vision Holdings, Inc.*^	One stop	SF +	5.50%	(g)	10.78%				01/2031	18,378	18,213	1.1	18,378
FR Vision Holdings, Inc.^	One stop	SF +	5.50%	(g)	10.78%				01/2031	1,547	1,494	0.1	1,547
FR Vision Holdings, Inc.^(5)	One stop				N/A(6)				01/2030	—	(13)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	6.25%	(g)	11.31%				09/2030	1,819	1,770	0.1	1,819
Kleinfelder Intermediate, LLC^	One stop	P +	4.00%	(a)	12.00%				09/2028	57	53	—	57
Kleinfelder Intermediate, LLC^(5)	One stop				N/A(6)				09/2030	—	(3)	—	—
PSC Parent, Inc.^	One stop	SF +	5.25%	(f)	10.42%				04/2031	1,454	1,440	0.1	1,454
PSC Parent, Inc.^	One stop	SF +	5.25%	(f)	10.10%				04/2031	242	241	—	242
PSC Parent, Inc.^	One stop	SF +	5.25%	(a)(f)	10.36%				04/2030	146	144	—	146
PSC Parent, Inc.^(5)	One stop				N/A(6)				04/2031	—	(2)	—	—
Radwell Parent, LLC*	One stop	SF +	5.50%	(g)	10.10%				03/2029	15,758	15,758	0.9	15,601
Radwell Parent, LLC^	One stop	SF +	5.50%	(g)	10.10%				03/2029	917	507	0.1	871
WRE Holding Corp.^	One stop	SF +	5.00%	(h)	9.25%				07/2031	31,648	31,342	1.8	31,648
WRE Holding Corp.^	One stop	SF +	5.00%	(h)	9.81%				07/2031	462	420	—	462
WRE Holding Corp.^(5)	One stop				N/A(6)				07/2030	—	(44)	—	—
										117,128	115,342	6.8	116,959
Construction & Engineering
Consor Intermediate II, LLC^	One stop	SF +	4.75%	(g)	9.35%				05/2031	1,209	1,203	0.1	1,209
Consor Intermediate II, LLC^(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Consor Intermediate II, LLC^(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Service Logic Acquisition, Inc.^	Senior secured	SF +	3.50%	(f)(g)	8.31%				10/2027	6,969	6,985	0.4	6,998
										8,178	8,182	0.5	8,207
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction Materials
Star Holding, LLC^(7)(20)	Senior secured	SF +	4.50%	(f)	9.35%		07/2031	$7,500	$7,416	0.4%	$7,343

Consumer Finance
Ascensus Group Holdings^(20)	Senior secured	SF +	3.50%	(f)	8.46%		08/2028	13,902	13,939	0.8	13,919

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC ^(20)	Senior secured	SF +	3.25%	(f)	8.21%		03/2028	3,135	3,104	0.2	3,079
Chase Intermediate*^	One stop	SF +	4.75%	(g)	10.00%		10/2028	14,723	14,498	0.8	14,723
Packaging Coordinators Midco, Inc.^(20)	Senior secured	SF +	3.25%	(f)	8.10%		11/2027	8,990	9,009	0.5	8,997
Pegasus BidCo^(7)(12)(20)	Senior secured	SF +	3.75%	(g)	8.87%		07/2029	6,434	6,450	0.4	6,452
Reynolds Group Holdings^(7)(20)	Senior secured	SF +	2.50%	(f)	7.35%		09/2028	5,176	5,183	0.3	5,181
Technimark, LLC^	Senior secured	SF +	3.50%	(f)	8.60%		04/2031	7,844	7,810	0.5	7,844
WP Deluxe Merger Sub^(20)	Senior secured	SF +	3.75%	(g)	8.62%		05/2028	5,440	5,416	0.3	5,465
								51,742	51,470	3.0	51,741
Diversified Consumer Services
Any Hour, LLC^	One stop	SF +	5.00%	(g)	9.60%		05/2030	30,591	30,159	1.8	30,285
Any Hour, LLC^(19)	One stop	N/A			13.00%	PIK	05/2031	4,844	4,756	0.3	4,796
Any Hour, LLC^	One stop	SF +	5.00%	(g)	9.90%		05/2030	1,481	1,416	0.1	1,435
Any Hour, LLC^	One stop	SF +	5.00%	(g)	10.28%		05/2030	866	803	—	777
Apex Service Partners, LLC^	One stop	SF +	5.00%	(f)	9.86%		10/2030	18,070	17,611	1.0	17,890
Apex Service Partners, LLC^	One stop	SF +	5.00%	(f)	9.86%		10/2030	4,301	4,197	0.3	4,258
Apex Service Partners, LLC^	One stop	SF +	5.00%	(f)	9.86%		10/2030	1,477	1,411	0.1	1,344
Apex Service Partners, LLC^	One stop	SF +	5.00%	(f)	9.86%		10/2029	640	594	—	630
Certus Pest, Inc.^	One stop	SF +	5.75%	(g)	10.50%		02/2026	3,304	3,287	0.2	3,304
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	3,091	3,074	0.2	3,091
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	2,597	2,583	0.2	2,597
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	2,359	2,347	0.1	2,359
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	1,427	1,419	0.1	1,427
Certus Pest, Inc.*	One stop	SF +	5.75%	(g)	10.50%		02/2026	1,133	1,127	0.1	1,133
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(g)	9.60%		05/2030	898	891	0.1	898
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(g)	9.60%		05/2030	418	405	—	418
CHVAC Services Investment, LLC^(5)	One stop				N/A(6)		05/2030	—	(1)	—	—
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)	10.25%		07/2029	772	764	—	772
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)	10.25%		07/2029	222	216	—	222
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)	10.25%		07/2029	15	14	—	15
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(g)	10.31%		06/2029	7,879	7,755	0.5	7,879
HS Spa Holdings, Inc.^(5)	One stop				N/A(6)		06/2029	—	(4)	—	—
Liminex, Inc.^	One stop	SF +	7.25%	(g)	12.46%		11/2026	10,679	10,579	0.6	10,679
Litera Bidco, LLC^	One stop	SF +	5.00%	(f)	9.85%		05/2028	28,583	28,454	1.6	28,583
Litera Bidco, LLC^	One stop	SF +	5.00%	(f)	9.85%		05/2028	5,826	5,798	0.3	5,826
Litera Bidco, LLC^(5)	One stop				N/A(6)		05/2028	—	(9)	—	—
Litera Bidco, LLC^	One stop				N/A(6)		05/2028	—	—	—	—
Project Alpha Intermediate Holdings, Inc.^(20)	Senior secured	SF +	3.75%	(g)	9.00%		10/2030	7,650	7,691	0.4	7,676
Provenance Buyer LLC*	One stop	SF +	5.50%	(f)	10.45%		06/2027	7,484	7,484	0.4	7,110
Provenance Buyer LLC*	One stop	SF +	5.50%	(f)	10.45%		06/2027	3,837	3,837	0.2	3,645
RW AM Holdco LLC*	One stop	SF +	5.25%	(g)	9.95%		04/2028	11,275	10,941	0.6	10,485
Virginia Green Acquisition, LLC*	One stop	SF +	5.25%	(h)	9.50%		12/2030	15,065	14,931	0.9	15,065
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(h)	9.50%		12/2030	621	568	—	621
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)		12/2029	—	(21)	—	—
								177,405	175,077	10.1	175,220
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Apex Group Treasury, LLC^(7)(20)	Senior secured	SF +	3.75%	(g)	8.78%				07/2028	$4,987	$5,006	0.3%	$5,000
Baker Tilly Advisory Group, LP^	One stop	SF +	5.00%	(f)	9.85%				06/2031	17,005	16,767	1.0	17,005
Baker Tilly Advisory Group, LP^(5)	One stop				N/A(6)				06/2030	—	(51)	—	—
Baker Tilly Advisory Group, LP^(5)	One stop				N/A(6)				06/2031	—	(18)	—	—
BCPE Pequod Buyer^	Senior secured	SF +	3.50%	(g)	8.10%				11/2031	8,000	7,990	0.4	7,974
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop	E +	5.25%	(c)	8.84%				07/2031	13,516	13,006	0.8	13,389
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)(19)	Subordinated debt	E +	8.00%	(c)	3.59%	cash/	8.00%	PIK	07/2032	3,683	3,542	0.2	3,647
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop				N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo^(7)(8)(15)	One stop				N/A(6)				07/2031	—	—	—	—
Finastra USA, Inc.^	One stop	SF +	7.25%	(g)	12.18%				09/2029	20,717	20,375	1.2	20,795
Finastra USA, Inc.^	One stop	SF +	7.25%	(g)	12.18%				09/2029	23	22	—	23
Focus Financial Partners, LLC^(20)	Senior secured	SF +	3.25%	(f)	8.10%				09/2031	8,127	8,127	0.5	8,112
Focus Financial Partners, LLC^(5)(20)	Senior secured				N/A(6)				09/2031	—	—	—	(2)
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(f)	9.35%				11/2028	3,433	3,450	0.2	3,433
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.75%	(f)	9.60%				11/2028	1,056	1,029	0.1	1,056
Howden Group Holdings Limited ^(7)(9)(20)	Senior secured	SF +	3.50%	(f)	8.35%				02/2031	15,037	15,032	0.9	15,065
Mariner Wealth Advisors, LLC^(20)	Senior secured	SF +	3.00%	(g)	7.60%				08/2028	12,793	12,764	0.7	12,827
Orion Advisor Solutions^(20)	Senior secured	SF +	3.75%	(g)	9.26%				09/2027	9,310	9,303	0.5	9,309
The Dun & Bradstreet Corporation^(7)(20)	Senior secured	SF +	2.75%	(f)	7.61%				01/2029	3,498	3,503	0.2	3,499
										121,185	119,847	7.0	121,132
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(g)	10.00%				12/2030	509	500	—	509
Power Grid Holdings, Inc.^(5)	One stop				N/A(6)				12/2030	—	(2)	—	—
										509	498	—	509
Food & Staples Retailing
Eagle Parent Corp.^(20)	Senior secured	SF +	4.25%	(g)	8.85%				04/2029	7,435	7,346	0.4	7,070
Inspire International, Inc.^(7)(20)	Senior secured	SF +	2.75%	(f)	7.70%				12/2027	2,992	2,998	0.2	2,992
										10,427	10,344	0.6	10,062
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(g)	10.60%				10/2030	15,207	15,011	0.9	15,207
Blast Bidco Inc.^(5)	One stop				N/A(6)				10/2029	—	(22)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(g)	10.33%				08/2030	11,032	10,924	0.6	10,922
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(g)	10.33%				08/2030	165	153	—	153
Louisiana Fish Fry Products, Ltd.^	One stop	SF +	6.25%	(g)	11.00%				07/2027	8,804	8,436	0.5	8,716
MIC GLEN LLC^(20)	Senior secured	SF +	3.50%	(f)	8.46%				07/2028	7,414	7,429	0.4	7,431
										42,622	41,931	2.4	42,429
Healthcare Equipment & Supplies
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(f)	9.95%				07/2026	11,545	11,477	0.7	11,545
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(f)	9.95%				07/2026	7,791	7,732	0.4	7,791
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(f)	9.95%				07/2026	3,724	3,702	0.2	3,724
Blue River Pet Care, LLC^(5)	One stop				N/A(6)				07/2026	—	(153)	—	—
CCSL Holdings, LLC*^(7)	One stop	SF +	5.75%	(f)	10.60%				12/2028	11,725	11,549	0.7	11,638
CCSL Holdings, LLC^(5)(7)(8)	One stop				N/A(6)				12/2028	—	—	—	(203)
CCSL Holdings, LLC^(5)(7)(8)	One stop				N/A(6)				12/2028	—	(38)	—	(40)
CMI Parent Inc.*^	One stop	SF +	5.00%	(f)	9.85%				12/2026	18,402	18,317	1.1	18,310
CMI Parent Inc.*	One stop	SF +	5.00%	(f)	9.85%				12/2026	6,757	6,749	0.4	6,723
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(g)	10.56%				06/2031	40,858	40,469	2.3	40,449
HuFriedy Group Acquisition, LLC^(5)	One stop				N/A(6)				05/2030	—	(42)	—	(45)
HuFriedy Group Acquisition, LLC^(5)	One stop				N/A(6)				06/2031	—	(85)	—	(89)
Precision Medicine Group, LLC^(20)	Senior secured	SF +	3.00%	(g)	7.70%				11/2027	7,558	7,538	0.4	7,539
Resonetics, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.71%				06/2031	6,593	6,610	0.3	6,610
TIDI Legacy Products, Inc.^	One stop	SF +	5.50%	(f)	10.35%				12/2029	1,650	1,642	0.1	1,650
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TIDI Legacy Products, Inc.^(5)	One stop				N/A(6)				12/2029	$—	$(2)	—%	$—
TIDI Legacy Products, Inc.^(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
YI, LLC*	One stop	SF +	5.75%	(f)	10.87%				12/2029	6,159	6,053	0.4	6,159
YI, LLC^(5)	One stop				N/A(6)				12/2029	—	(20)	—	—
YI, LLC^(5)	One stop				N/A(6)				12/2029	—	(11)	—	—
										122,762	121,486	7.0	121,761
Healthcare Providers & Services
Agiliti Health, Inc.^(20)	Senior secured	SF +	3.00%	(g)	8.33%				05/2030	6,970	6,960	0.4	6,787
AHP Health Partners, Inc. ^(7)(20)	Senior secured	SF +	2.75%	(f)	7.60%				08/2028	7,117	7,146	0.4	7,121
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*^	One stop	SF +	6.00%	(g)	11.16%				03/2027	11,698	11,660	0.7	11,698
Bamboo US Bidco LLC^(19)	One stop	SF +	6.75%	(g)	8.62%	cash/	3.38%	PIK	09/2030	8,016	7,817	0.5	7,936
Bamboo US Bidco LLC^(7)(8)(19)	One stop	E +	6.75%	(b)	7.01%	cash/	3.38%	PIK	09/2030	5,554	5,144	0.3	5,498
Bamboo US Bidco LLC^(19)	One stop	SF +	6.75%	(g)	8.56%	cash/	3.38%	PIK	09/2030	594	578	—	582
Bamboo US Bidco LLC^(5)	One stop				N/A(6)				09/2029	—	(42)	—	(13)
Cotiviti^(20)	Senior secured	SF +	3.25%	(f)	8.45%				05/2031	12,450	12,462	0.7	12,458
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(9)	One stop	SF +	5.50%	(h)	10.81%				04/2031	23,296	22,859	1.3	23,063
Datix Bidco Limited and RL Datix Holdings, Inc.^(7)(8)(9)	One stop	SN +	5.50%	(e)	10.45%				04/2031	14,430	13,298	0.8	14,285
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(7)(9)	One stop				N/A(6)				04/2031	—	(49)	—	(53)
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(7)(9)	One stop				N/A(6)				10/2030	—	(86)	—	(46)
Mamba Purchaser, Inc.^(20)	Senior secured	SF +	3.25%	(f)	8.35%				10/2028	9,950	9,986	0.6	9,951
Midwest Veterinary Partners, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.87%				04/2028	11,046	11,020	0.6	11,061
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.^(7)(8)(10)(19)	One stop	CA +	6.00%	(i)	8.25%	cash/	2.00%	PIK	05/2028	11,142	10,965	0.6	10,696
Pharmerica^(20)	Senior secured	SF +	3.25%	(f)	8.10%				02/2031	12,435	12,354	0.7	12,415
Pinnacle Treatment Centers, Inc.*^	One stop	SF +	5.50%	(g)	10.56%				01/2027	19,679	19,635	1.2	19,679
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	17,336	17,193	1.0	17,336
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	8,471	8,396	0.5	8,471
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	1,767	1,752	0.1	1,767
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	1,096	1,086	0.1	1,096
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.50%	(g)	10.56%				01/2027	829	822	—	829
Pinnacle Treatment Centers, Inc.^	One stop	P +	4.25%	(a)	12.25%				01/2027	913	860	0.1	913
Premise Health Holding Corp.^	One stop	SF +	5.50%	(h)	10.76%				03/2031	29,610	29,203	1.7	29,610
Premise Health Holding Corp.^(5)	One stop				N/A(6)				03/2030	—	(47)	—	—
										214,399	210,972	12.3	213,140
Healthcare Technology
Alegeus Technologies Holdings Corp.*^	Senior secured	SF +	8.25%	(g)	13.46%				09/2026	5,775	5,730	0.3	5,775
Amberfield Acquisition Co.^	One stop	SF +	5.00%	(g)	9.60%				05/2030	1,487	1,473	0.1	1,487
Amberfield Acquisition Co.^(5)	One stop				N/A(6)				05/2030	—	(9)	—	—
Amberfield Acquisition Co.^(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Athenahealth, Inc.^(7)(20)	Senior secured	SF +	3.25%	(f)	8.10%				02/2029	2,992	2,974	0.2	2,979
ESO Solution, Inc.^	One stop	SF +	7.00%	(g)	12.06%				05/2027	5,250	5,210	0.3	5,250
GHX Ultimate Parent Corporation^(20)	Senior secured	SF +	4.00%	(g)	9.13%				06/2027	2,978	2,994	0.2	2,994
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(f)	9.85%				07/2031	14,299	14,160	0.8	14,156
HealthEdge Software, Inc.^(5)	One stop				N/A(6)				07/2031	—	(18)	—	(19)
HealthEdge Software, Inc.^(5)	One stop				N/A(6)				07/2031	—	(31)	—	(32)
Kona Buyer, LLC^	One stop	SF +	4.50%	(g)	9.78%				07/2031	13,190	13,061	0.7	13,058
Kona Buyer, LLC^(5)	One stop				N/A(6)				07/2031	—	(15)	—	(16)
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^(5)	One stop				N/A(6)				07/2031	—	(19)	—	(19)
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(e)	10.20%				02/2031	12,967	12,066	0.7	12,967
Lacker Bidco Limited^(7)(8)(9)	One stop	SN +	5.25%	(e)	10.20%				02/2031	2,918	2,589	0.2	2,918
Lacker Bidco Limited^(5)(7)(8)(9)	One stop				N/A(6)				08/2030	—	(41)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mediware Information Systems, Inc.^(20)	Senior secured	SF +	3.25%	(f)	8.21%				03/2028	$8,010	$8,003	0.5%	$8,008
Mediware Information Systems, Inc.^(20)	Senior secured	SF +	3.50%	(f)	8.46%				03/2028	2,985	2,982	0.2	2,988
Neptune Holdings, Inc.^	One stop	SF +	5.75%	(g)	10.35%				09/2030	5,603	5,532	0.3	5,603
Neptune Holdings, Inc.^(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.^(19)	One stop	SF +	5.20%	(f)	7.35%	cash/	2.70%	PIK	08/2031	56,931	56,372	3.3	56,362
Netsmart Technologies, Inc.^(5)	One stop				N/A(6)				08/2031	—	(76)	—	(77)
Netsmart Technologies, Inc.^(5)	One stop				N/A(6)				08/2031	—	(37)	—	(38)
Stratose Intermediate Holdings II, LLC^(20)	Senior secured	SF +	2.75%	(f)	7.60%				09/2029	3,508	3,519	0.2	3,510
Tebra Technologies, Inc.^(19)	One stop	SF +	8.00%	(g)	9.25%	cash/	3.50%	PIK	06/2025	10,819	10,828	0.6	10,927
										149,712	147,245	8.6	148,781
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	4.50%	(g)	9.97%				08/2027	9,874	9,793	0.6	9,800
Fertitta Entertainment, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.85%				01/2029	8,856	8,846	0.5	8,842
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(g)	11.13%				11/2027	2,620	2,579	0.2	2,620
GFP Atlantic Holdco 2, LLC^(5)	One stop				N/A(6)				11/2027	—	(46)	—	—
Health Buyer, LLC*	Senior secured	SF +	5.25%	(g)	9.85%				04/2029	4,925	4,848	0.3	4,876
Health Buyer, LLC^(5)	Senior secured				N/A(6)				04/2029	—	(5)	—	—
PB Group Holdings, LLC^(19)	One stop	SF +	5.50%	(f)	7.60%	cash/	2.75%	PIK	08/2030	32,513	32,353	1.9	32,351
PB Group Holdings, LLC^(5)	One stop				N/A(6)				08/2030	—	(19)	—	(19)
Scientific Games Holdings LP^(20)	Senior secured	SF +	3.00%	(g)	8.32%				04/2029	7,462	7,446	0.4	7,427
SDC Holdco, LLC^	One stop	SF +	5.00%	(g)	9.60%				06/2031	41,351	41,152	2.4	41,351
SDC Holdco, LLC^(19)	Second lien	SF +	8.50%	(g)	13.10%	PIK			06/2032	5,937	5,895	0.3	5,937
SDC Holdco, LLC^	One stop	SF +	5.00%	(g)	9.66%				06/2031	365	347	—	365
SSRG Holdings, LLC*^	One stop	SF +	5.00%	(g)	9.60%				11/2027	22,860	22,805	1.3	22,745
SSRG Holdings, LLC^	One stop	SF +	5.00%	(g)	10.25%				11/2027	10,214	10,165	0.6	10,162
SSRG Holdings, LLC^	One stop	SF +	5.00%	(g)	9.60%				11/2027	630	620	—	619
Super REGO, LLC^(19)	Subordinated debt	N/A			15.00%	PIK			03/2030	54	53	—	54
YE Brands Holding, LLC*	One stop	SF +	4.75%	(g)	9.35%				10/2027	6,332	6,278	0.4	6,332
YE Brands Holding, LLC^	One stop	SF +	4.75%	(g)	9.40%				10/2027	706	695	—	706
YE Brands Holding, LLC^	One stop	SF +	4.75%	(g)	9.47%				10/2027	27	27	—	27
										154,726	153,832	8.9	154,195
Household Products
WU Holdco, Inc.*	One stop	SF +	5.00%	(g)	9.60%				03/2027	4,012	3,904	0.3	4,012
WU Holdco, Inc.^	One stop	SF +	5.00%	(g)	9.60%				03/2027	2,153	2,140	0.1	2,153
WU Holdco, Inc.^	One stop	SF +	5.00%	(g)	9.73%				03/2027	137	133	—	137
WU Holdco, Inc.*	One stop	SF +	5.00%	(g)	9.60%				03/2027	2,048	1,992	0.1	2,048
										8,350	8,169	0.5	8,350
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(g)	9.44%				04/2026	6,725	6,652	0.4	6,590
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(g)	9.44%				04/2026	4,371	4,324	0.2	4,284
EAB Global, Inc. ^(20)	Senior secured	SF +	3.25%	(f)	8.10%				08/2028	12,296	12,286	0.7	12,267
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(g)	10.29%				06/2031	40,923	40,531	2.3	40,514
Essential Services Holdings Corporation^(5)	One stop				N/A(6)				06/2030	—	(48)	—	(50)
Essential Services Holdings Corporation^(5)	One stop				N/A(6)				06/2031	—	(38)	—	(80)
Excelitas Technologies Corp.^(7)(8)	One stop	E +	5.25%	(b)	8.60%				08/2029	15,356	14,932	0.9	15,202
Excelitas Technologies Corp.^(5)	One stop				N/A(6)				08/2029	—	(18)	—	(26)
Madison IAQ LLC^(7)(20)	Senior secured	SF +	2.75%	(h)	7.89%				06/2028	4,918	4,918	0.3	4,920
										84,589	83,539	4.8	83,621
Insurance
Acrisure, LLC^(20)	Senior secured	SF +	3.25%	(f)	8.21%				11/2030	14,927	14,874	0.9	14,945
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)	9.95%				07/2027	7,760	7,706	0.4	7,760
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)	9.95%				07/2027	3,524	3,500	0.2	3,524
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(g)	9.95%				07/2027	3,110	3,089	0.2	3,110
AssuredPartners Capital, Inc.^(7)(20)	Senior secured	SF +	3.50%	(f)	8.35%				02/2031	13,942	14,003	0.8	13,945
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(f)	10.35%				03/2028	$7,826	$7,690	$0.5%	$7,826
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(g)	10.56%				03/2028	5,262	5,262	0.3	5,262
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(f)	10.36%				03/2028	1,286	1,229	0.1	1,286
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(f)	10.34%				03/2028	829	829	—	829
Captive Resources Midco, LLC^(19)	One stop	SF +	5.25%	(f)	10.10%				07/2029	8,462	8,462	0.5	8,462
Compass Investors, Inc. ^(20)	Senior secured	SF +	2.75%	(g)	7.35%				11/2029	4,948	4,955	0.3	4,939
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(g)	10.06%				12/2030	10,729	10,634	0.6	10,756
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(g)	10.22%				12/2030	8,867	8,776	0.5	8,892
Doxa Insurance Holdings LLC^(5)	One stop				N/A(6)				12/2029	—	(20)	—	—
Doxa Insurance Holdings LLC^(5)	One stop				N/A(6)				12/2030	—	(163)	—	—
Galway Borrower LLC*	One stop	SF +	4.50%	(g)	9.10%				09/2028	4,914	4,802	0.3	4,890
Gimlet Bidco GMBH^(7)(8)(14)	One stop	E +	5.75%	(b)	9.39%				04/2031	1,671	1,567	0.1	1,654
Gimlet Bidco GMBH^(7)(8)(14)	One stop	E +	5.75%	(b)	9.39%				04/2031	124	111	—	117
Hub International Limited^(7)(20)	Senior secured	SF +	3.00%	(g)	8.23%				06/2030	10,631	10,657	0.6	10,627
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(f)(g)(h)	10.98%				07/2030	889	870	0.1	889
Integrated Specialty Coverages, LLC^	One stop	SF +	6.00%	(f)(g)(h)	10.88%				07/2030	177	173	—	177
Integrated Specialty Coverages, LLC^(5)	One stop				N/A(6)				07/2029	—	(1)	—	—
Integrity Marketing Acquisition, LLC^	One stop	SF +	5.00%	(g)	10.07%				08/2028	24,672	24,421	1.4	24,425
Integrity Marketing Acquisition, LLC^(5)	One stop				N/A(6)				08/2028	—	(3)	—	(3)
Integrity Marketing Acquisition, LLC^(5)	One stop				N/A(6)				08/2028	—	(12)	—	(31)
J.S. Held Holdings, LLC*^	One stop	SF +	5.50%	(g)	10.25%				12/2026	19,857	19,705	1.1	19,657
J.S. Held Holdings, LLC^(5)	One stop				N/A(6)				12/2026	—	(2)	—	(2)
Majesco*^	One stop	SF +	4.75%	(g)	9.35%				09/2028	44,966	44,915	2.6	44,966
Majesco^(5)	One stop				N/A(6)				09/2027	—	(3)	—	—
MRH Trowe Germany GMBH^(7)(8)(14)	One stop	E +	6.00%	(b)	9.49%				02/2029	5,059	4,833	0.3	5,059
Oakbridge Insurance Agency LLC^	One stop	SF +	5.50%	(f)	10.66%				11/2029	6,596	6,540	0.4	6,596
Oakbridge Insurance Agency LLC^	One stop	P +	4.50%	(a)(f)	12.07%				11/2029	330	321	—	330
Oakbridge Insurance Agency LLC^	One stop	SF +	5.50%	(f)	10.66%				11/2029	264	237	—	264
Truist Insurance Holdings, LLC^(7)(20)	Senior secured	SF +	3.25%	(g)	7.85%				05/2031	8,000	8,008	0.5	8,001
										219,622	217,965	12.7	219,152
IT Services
Acquia, Inc.^	One stop	SF +	7.00%	(g)	12.46%				10/2025	9,956	9,949	0.6	9,956
Dcert Buyer, Inc.^(20)	Senior secured	SF +	4.00%	(f)	8.85%				10/2026	2,961	2,964	0.2	2,881
Delinea Inc.^	One stop	SF +	6.00%	(g)	10.75%				03/2028	33,003	32,715	1.9	33,003
Delinea Inc.*	One stop	SF +	5.75%	(g)	10.50%				03/2028	8,862	8,603	0.5	8,862
Delinea Inc.*	One stop	SF +	5.75%	(g)	10.50%				03/2028	4,845	4,704	0.3	4,845
E2open, LLC^(7)(20)	Senior secured	SF +	3.50%	(f)	8.46%				02/2028	7,465	7,491	0.4	7,497
LEIA FINCO US^(7)(9)(20)	Senior secured	SF +	3.25%	(g)	7.85%				06/2031	5,000	4,941	0.3	4,929
Netwrix Corporation*	One stop	SF +	5.50%	(g)	10.56%				06/2029	8,710	8,573	0.5	8,710
PDQ Intermediate, Inc.^(19)	Subordinated debt	N/A			13.75%	PIK			10/2031	57	56	—	57
ReliaQuest Holdings, LLC^(19)	One stop	SF +	6.75%	(g)	8.37%	cash/	3.63%	PIK	04/2031	40,016	39,830	2.3	40,016
ReliaQuest Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(16)	—	—
ReliaQuest Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(7)	—	—
Saturn Borrower Inc.*	One stop	SF +	6.50%	(g)	11.25%				09/2026	8,232	7,929	0.5	8,067
Saturn Borrower Inc.^	One stop	SF +	6.50%	(f)(g)	11.28%				09/2026	870	858	—	852
UKG Inc.^(20)	Senior secured	SF +	3.25%	(g)	8.55%				02/2031	12,520	12,523	0.7	12,535
VS Buyer, LLC^(20)	Senior secured	SF +	3.25%	(f)	8.35%				04/2031	5,985	6,003	0.3	6,002
WPEngine, Inc.^	One stop	SF +	6.50%	(g)	11.62%				08/2029	953	937	0.1	953
WPEngine, Inc.^	One stop				N/A(6)				08/2029	—	—	—	—
										149,435	148,053	8.6	149,165
Leisure Products
AppLovin Corporation^(7)(20)	Senior secured	SF +	2.50%	(f)	7.35%				08/2030	1,116	1,118	0.1	1,116
Cast & Crew Payroll, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.60%				12/2028	5,482	5,503	0.3	5,499
Crunch Holdings, LLC^	One stop	SF +	4.75%	(f)	9.61%				09/2031	55,161	54,886	3.1	54,885
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Crunch Holdings, LLC^(5)	One stop				N/A(6)	09/2031	$—	$(38)	$—%	$(38)
EP Purchaser, LLC^(20)	Senior secured	SF +	3.50%	(g)	8.37%	11/2028	4,952	4,925	0.3	4,970
Movement Holdings, LLC*^	One stop	SF +	5.25%	(f)	10.10%	03/2030	22,247	22,044	1.3	22,247
Movement Holdings, LLC^(5)	One stop				N/A(6)	03/2030	—	(34)	—	—
Movement Holdings, LLC^(5)	One stop				N/A(6)	03/2030	—	(136)	—	—
							88,958	88,268	5.1	88,679
Life Sciences Tools & Services
Graphpad Software, LLC^	One stop	SF +	4.75%	(g)	9.35%	06/2031	31,524	31,372	1.9	31,524
Graphpad Software, LLC^(5)	One stop				N/A(6)	06/2031	—	(14)	—	—
Graphpad Software, LLC^	One stop	SF +	4.75%	(g)	9.35%	06/2031	788	750	—	788
PAS Parent Inc.*^	One stop	SF +	5.00%	(f)	9.85%	12/2028	19,650	19,347	1.1	19,454
PAS Parent Inc.^(5)	One stop				N/A(6)	12/2028	—	(66)	—	(140)
							51,962	51,389	3.0	51,626
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.75%	(g)	9.81%	08/2031	9,302	9,211	0.5	9,209
AI Titan Parent, Inc.^(5)	One stop				N/A(6)	08/2031	—	(9)	—	(9)
AI Titan Parent, Inc.^(5)	One stop				N/A(6)	08/2031	—	(11)	—	(12)
Blackbird Purchaser, Inc.*^	One stop	SF +	5.50%	(g)	10.10%	12/2030	18,132	17,972	1.0	18,132
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(g)	10.10%	12/2030	1,075	1,043	0.1	1,075
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(g)	10.10%	12/2029	362	341	—	362
Filtration Group Corp.^(20)	Senior secured	SF +	3.50%	(f)	8.46%	10/2028	7,881	7,899	0.5	7,892
Wireco Worldgroup Inc.^	Senior secured	SF +	3.75%	(g)	9.03%	11/2028	6,278	6,293	0.4	6,121
							43,030	42,739	2.5	42,770
Media
Lotus Topco, Inc.^	One stop	SF +	4.75%	(h)	9.00%	06/2030	1,702	1,690	0.1	1,702
Lotus Topco, Inc.^(5)	One stop				N/A(6)	06/2030	—	(2)	—	—
Lotus Topco, Inc.^(5)	One stop				N/A(6)	06/2030	—	(6)	—	—
Triple Lift, Inc.*	One stop	SF +	5.75%	(g)	10.71%	05/2028	8,772	8,511	0.5	8,421
Triple Lift, Inc.*	One stop	SF +	5.75%	(g)	10.71%	05/2028	2,573	2,497	0.1	2,470
							13,047	12,690	0.7	12,593
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(f)	10.35%	12/2029	12,043	11,885	0.7	12,043
Envernus, Inc.^	One stop	SF +	5.50%	(f)	10.35%	12/2029	63	50	—	63
Envernus, Inc.^(5)	One stop				N/A(6)	12/2029	—	(4)	—	—
Project Power Buyer, LLC*	One stop	SF +	6.75%	(g)	11.35%	05/2026	14,733	14,733	0.8	14,733
							26,839	26,664	1.5	26,839
Personal Products
Knowlton Development Corporation, Inc.^(7)(10)(20)	Senior secured	SF +	4.50%	(f)	9.36%	08/2028	2,000	2,006	0.1	2,004

Pharmaceuticals
Caerus Midco 3 S.A.R.L.*(7)(11)	One stop	SF +	5.00%	(g)	9.60%	05/2029	19,698	19,233	1.1	19,502

Professional Services
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(g)	9.74%	09/2031	12,644	12,518	0.7	12,517
Eclipse Buyer, Inc.^(5)	One stop				N/A(6)	09/2031	—	(61)	—	(16)
Eclipse Buyer, Inc.^(5)	One stop				N/A(6)	09/2031	—	(11)	—	(11)
Eliassen Group, LLC*	One stop	SF +	5.75%	(g)	10.35%	04/2028	4,856	4,856	0.2	4,710
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(g)	11.35%	09/2028	15,756	15,756	0.9	15,756
IG Investments Holdings, LLC*	One stop	SF +	6.00%	(g)	11.35%	09/2028	4,046	4,046	0.2	4,046
NBG Acquisition Corp. and NBG-P Acquisition Corp.*^	One stop	SF +	5.25%	(g)	10.65%	11/2028	15,679	15,318	0.9	15,209
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.25%	(g)	10.72%	11/2028	2,811	2,791	0.2	2,727
PGA Holdings, Inc.^(20)	Senior secured	SF +	3.50%	(f)	8.35%	04/2031	12,012	12,006	0.7	12,001
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varicent Intermediate Holdings Corporation^(19)	One stop	SF +	6.00%	(g)	7.35%	cash/	3.25%	PIK	08/2031	$39,844	$39,260	2.3%	$39,247
Varicent Intermediate Holdings Corporation^(5)	One stop				N/A(6)				08/2031	—	(78)	—	(79)
Varicent Intermediate Holdings Corporation^(5)	One stop				N/A(6)				08/2031	—	(75)	—	(76)
										107,648	106,326	6.1	106,031
Real Estate Management & Development
RealPage, Inc.^(20)	Senior secured	SF +	3.00%	(f)	7.96%				04/2028	4,962	4,946	0.3	4,823

Road & Rail
Kenan Advantage Group, Inc.^	Senior secured	SF +	3.25%	(f)	8.10%				01/2029	14,922	14,931	0.9	14,897

Software
Anaplan, Inc.^	One stop	SF +	5.25%	(g)	9.85%				06/2029	10,000	9,921	0.6	10,000
Appfire Technologies, LLC*	One stop	SF +	4.75%	(g)	9.35%				03/2028	10,180	10,034	0.6	10,180
Appfire Technologies, LLC^(5)	One stop				N/A(6)				03/2028	—	(105)	—	—
Apttus Corporation^(20)	Senior secured	SF +	3.50%	(g)	8.56%				05/2028	9,931	9,926	0.6	9,979
AQA Acquisition Holding, Inc. ^(20)	Senior secured	SF +	4.25%	(g)	9.76%				03/2028	10,610	10,623	0.6	10,646
Artifact Bidco, Inc.^	One stop	SF +	4.50%	(g)	9.10%				05/2031	5,024	4,975	0.3	4,974
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2031	—	(6)	—	(6)
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2030	—	(3)	—	(3)
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2030	—	(6)	—	(6)
Axiom Merger Sub Inc.^(7)(8)	One stop	E +	4.75%	(b)(c)	8.58%				04/2026	5,998	5,849	0.3	5,953
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(g)	9.25%				04/2027	3,000	3,000	0.2	3,000
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.50%	(f)	11.35%				03/2031	11,226	11,025	0.6	11,226
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.50%	(f)	11.35%				03/2031	7,718	7,611	0.4	7,718
Azurite Intermediate Holdings, Inc.^(5)	One stop				N/A(6)				03/2031	—	(39)	—	—
Baxter Planning Systems, LLC^(19)	One stop	SF +	6.25%	(g)	8.12%	cash/	3.38%	PIK	05/2031	11,632	11,550	0.7	11,632
Baxter Planning Systems, LLC^(5)	One stop				N/A(6)				05/2031	—	(15)	—	—
Baxter Planning Systems, LLC^(5)	One stop				N/A(6)				05/2031	—	(17)	—	—
BestPass, Inc.^	One stop	SF +	5.25%	(f)	10.10%				08/2031	36,600	36,421	2.1	36,417
BestPass, Inc.^(5)	One stop				N/A(6)				08/2031	—	(18)	—	(18)
BestPass, Inc.^(5)	One stop				N/A(6)				08/2031	—	(23)	—	(24)
Bloomerang, LLC^	One stop	SF +	6.00%	(f)	10.85%				12/2029	10,189	10,100	0.6	10,189
Bloomerang, LLC^(5)	One stop				N/A(6)				12/2029	—	(20)	—	—
Bloomerang, LLC^(5)	One stop				N/A(6)				12/2029	—	(27)	—	—
Bottomline Technologies, Inc.*	One stop	SF +	5.25%	(f)	10.10%				05/2029	4,925	4,809	0.3	4,875
Bullhorn, Inc.*	One stop	SF +	5.00%	(f)	9.85%				10/2029	3,959	3,926	0.2	3,959
Bullhorn, Inc.*	One stop	SF +	5.00%	(f)	9.85%				10/2029	3,959	3,927	0.2	3,959
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(e)	10.45%				08/2030	4,793	4,481	0.3	4,793
Camelia Bidco Limited^(7)(8)(9)	One stop	SN +	5.50%	(e)	10.45%				08/2030	679	610	—	679
Camelia Bidco Limited^(7)(8)(9)	One stop	A +	5.50%	(d)	9.93%				08/2030	307	282	—	307
Camelia Bidco Limited^(5)(7)(8)(9)	One stop				N/A(6)				08/2030	—	(20)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(g)	9.85%				07/2031	32,269	31,958	1.9	32,269
CB Buyer, Inc.^(5)	One stop				N/A(6)				07/2031	—	(35)	—	—
CB Buyer, Inc.^(5)	One stop				N/A(6)				07/2031	—	(44)	—	—
ConnectWise, LLC^(20)	Senior secured	SF +	3.50%	(g)	8.37%				10/2028	14,952	14,936	0.9	14,960
Cornerstone OnDemand, Inc.^(7)(20)	Senior secured	SF +	3.75%	(f)	8.71%				10/2028	9,509	9,306	0.5	8,932
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(g)	11.35%				11/2030	24,193	23,877	1.4	24,193
Crewline Buyer, Inc.^(5)	One stop				N/A(6)				11/2030	—	(33)	—	—
Daxko Acquisition Corporation*	One stop	SF +	5.00%	(f)	9.85%				10/2028	11,695	11,338	0.7	11,695
Daxko Acquisition Corporation^	One stop	P +	4.00%	(a)	12.00%				10/2028	149	115	—	149
Daxko Acquisition Corporation^(5)	One stop				N/A(6)				10/2028	—	(70)	—	—
Denali Bidco Limited^(7)(8)(9)	One stop	E +	5.50%	(b)	8.85%				08/2030	3,879	3,643	0.2	3,879
Denali Bidco Limited^(7)(8)(9)	One stop	SN +	6.00%	(e)	10.95%				08/2030	2,321	2,148	0.1	2,332
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(b)	9.35%				08/2030	784	733	—	788
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets		Fair Value (4)
Denali Bidco Limited^(7)(8)(9)	One stop	E +	6.00%	(b)	9.35%				08/2030	$560	$536	—	$	$563
Denali Bidco Limited^(5)(7)(8)(9)	One stop				N/A(6)				08/2030	—	(37)	—		—
EverCommerce Solutions, Inc.^(7)(20)	Senior secured	SF +	3.00%	(f)	7.96%				07/2028	8,143	8,164	0.5		8,163
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(g)	9.35%				09/2030	11,795	11,485	0.7		11,677
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(g)	9.35%				09/2030	3,682	3,646	0.2		3,645
Evergreen IX Borrower 2023, LLC^(5)	One stop				N/A(6)				10/2029	—	(34)	—		(10)
Gurobi Optimization, LLC^	One stop	SF +	4.75%	(f)(g)	9.47%				09/2031	46,708	46,245	2.7		46,241
Gurobi Optimization, LLC^(5)	One stop				N/A(6)				09/2031	—	(39)	—		(39)
Hornet Security Holding GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(c)	5.91%	cash/	4.50%	PIK	02/2031	15,136	14,523	0.9		15,136
Hornet Security Holding GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(b)(c)	5.91%	cash/	4.50%	PIK	02/2031	10,088	9,680	0.6		10,088
Hornet Security Holding GMBH^(7)(8)(14)	One stop				N/A(6)				08/2030	—	—	—		—
Hornet Security Holding GMBH^(5)(7)(8)(14)	One stop				N/A(6)				02/2031	—	(55)	—		—
Hyland Software, Inc.^	One stop	SF +	6.00%	(f)	10.85%				09/2030	28,473	28,110	1.6		28,473
Hyland Software, Inc.^(5)	One stop				N/A(6)				09/2029	—	(1)	—		(1)
Icefall Parent, Inc.^	One stop	SF +	6.50%	(f)	11.35%				01/2030	22,333	21,937	1.3		22,333
Icefall Parent, Inc.^(5)	One stop				N/A(6)				01/2030	—	(38)	—		—
Juvare, LLC*^	One stop	SF +	6.25%	(g)	11.46%				10/2026	5,568	5,395	0.3		5,401
Kaseya Inc.*(19)	One stop	SF +	5.50%	(g)	10.75%				06/2029	8,151	8,025	0.5		8,151
LeadsOnline, LLC*	One stop	SF +	4.75%	(g)	10.17%				02/2028	4,418	4,324	0.3		4,418
LeadsOnline, LLC*	One stop	SF +	4.75%	(g)	9.45%				02/2028	2,253	2,243	0.1		2,253
LeadsOnline, LLC^	One stop	SF +	4.75%	(g)	10.17%				02/2028	780	763	—		780
LeadsOnline, LLC^(5)	One stop				N/A(6)				02/2028	—	(1)	—		—
Matrix42 Holding GMBH^(7)(8)(11)	One stop	E +	6.25%	(c)	9.92%				01/2030	182	175	—		182
Modena Buyer, LLC^(20)	Senior secured	SF +	4.50%	(g)	9.09%				07/2031	10,000	9,704	0.6		9,597
Motus Group, LLC^(20)	Senior secured	SF +	4.00%	(g)	8.70%				12/2028	7,972	8,003	0.5		7,992
Navex TopCo, Inc.*^	One stop	SF +	5.50%	(f)	10.60%				11/2030	23,044	22,643	1.3		23,044
Navex TopCo, Inc.^(5)	One stop				N/A(6)				11/2028	—	(34)	—		—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(5)(7)(8)(12)	One stop				N/A(6)				11/2029	—	(112)	—		—
Panzura, LLC^(19)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	59	54	—		49
Personify, Inc.*	One stop	SF +	5.25%	(g)	10.00%				09/2025	7,473	7,460	0.4		7,473
Pineapple German Bidco GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(b)	10.51%	PIK			01/2031	19,633	18,829	1.1		19,437
Pineapple German Bidco GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(b)	10.51%	PIK			01/2031	4,669	4,432	0.3		4,593
Pineapple German Bidco GMBH^(7)(8)(14)(19)	One stop	E +	7.00%	(b)	10.51%	PIK			01/2031	1,348	1,279	0.1		1,334
Planview Parent, Inc.^(20)	Senior secured	SF +	3.75%	(g)	8.35%				12/2027	10,182	10,214	0.6		10,201
Pluralsight, LLC^(19)	One stop	SF +	7.50%	(g)	12.57%	PIK			08/2029	1,791	1,721	0.1		1,719
Pluralsight, LLC^(19)	One stop	SF +	4.50%	(g)	8.12%	cash/	1.50%	PIK	08/2029	1,194	1,159	0.1		1,158
Pluralsight, LLC^(19)	One stop	SF +	4.50%	(g)	9.62%	cash/	1.50%	PIK	08/2029	597	597	—		579
Pluralsight, LLC^(5)	One stop				N/A(6)				08/2029	—	—	—		(9)
Pluralsight, LLC^(5)	One stop				N/A(6)				08/2029	—	—	—		(22)
Proofpoint, Inc.^(20)	Senior secured	SF +	3.00%	(f)	7.85%				08/2028	13,126	13,137	0.8		13,134
QAD, Inc.*	One stop	SF +	4.75%	(f)	9.60%				11/2027	9,848	9,848	0.6		9,848
S2P Acquisition Borrower, Inc.^	Senior secured	SF +	4.00%	(g)	9.16%				08/2026	4,335	4,340	0.3		4,346
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(g)	11.10%				08/2029	10,000	9,920	0.6		10,000
Sapphire Bidco Oy^(7)(8)(13)	One stop	E +	5.50%	(b)	9.20%				07/2029	14,477	14,074	0.8		14,477
Telesoft Holdings LLC*	One stop	SF +	5.75%	(f)	10.70%				12/2026	5,687	5,632	0.3		5,687
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(f)	10.10%				05/2031	44,877	44,504	2.6		44,877
Togetherwork Holdings, LLC^(5)	One stop				N/A(6)				05/2031	—	(53)	—		—
Togetherwork Holdings, LLC^(5)	One stop				N/A(6)				05/2031	—	(38)	—		—
Transform Bidco Limited^(7)(9)	One stop	SF +	7.00%	(g)	12.31%				01/2031	7,818	7,712	0.4		7,720
Transform Bidco Limited^(5)(7)(9)	One stop				N/A(6)				06/2030	—	(16)	—		(15)
Transform Bidco Limited^(5)(7)(9)	One stop				N/A(6)				01/2031	—	(93)	—		(95)
Vantage Bidco GMBH^(7)(8)(14)(19)	One stop	E +	6.25%	(b)	6.47%	cash/	3.13%	PIK	04/2031	20,638	19,508	1.2		20,432
Vantage Bidco GMBH^(5)(7)(8)(14)	One stop				N/A(6)				10/2030	—	(48)	—		(35)
Varinem German Midco GMBH^(7)(8)(14)	One stop	E +	6.00%	(c)	9.67%				07/2031	26,204	25,417	1.5		25,942
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varinem German Midco GMBH^(7)(8)(14)	One stop				N/A(6)				07/2031	$—	$—	—%	$—
Workforce Software, LLC^(19)	One stop	SF +	7.25%	(g)	9.46%	cash/	3.00%	PIK	07/2025	9,427	9,355	0.5	9,427
Zendesk, Inc.^	One stop	SF +	5.00%	(g)	9.69%				11/2028	10,260	10,260	0.6	10,260
										683,410	671,097	39.3	680,230
Specialty Retail
Ashco, LLC^(20)	Senior secured	SF +	3.75%	(f)	8.71%				03/2028	15,902	15,925	0.9	15,920
Ave Holdings III, Corp*^	One stop	SF +	5.25%	(h)	9.75%				02/2028	13,585	13,288	0.8	13,585
Biscuit Parent, LLC^	One stop	SF +	4.75%	(g)	9.35%				02/2031	18,321	18,195	1.1	18,321
Biscuit Parent, LLC^(5)	One stop				N/A(6)				02/2031	—	(39)	—	—
Cavender Stores L.P.*^	Senior secured	SF +	5.00%	(g)	9.60%				10/2029	24,193	23,992	1.4	24,193
CVP Holdco, Inc.^	One stop	SF +	5.00%	(f)	9.85%				06/2031	32,806	32,491	1.9	32,806
CVP Holdco, Inc.^(5)	One stop				N/A(6)				06/2030	—	(33)	—	—
CVP Holdco, Inc.^(5)	One stop				N/A(6)				06/2031	—	(42)	—	—
Med Parentco, LP^(20)	Senior secured	SF +	4.00%	(f)	8.85%				04/2031	5,000	5,021	0.3	5,014
PetVet Care Centers LLC*	One stop	SF +	6.00%	(f)	10.85%				11/2030	9,332	9,169	0.5	8,866
PetVet Care Centers LLC^(5)	One stop				N/A(6)				11/2029	—	(24)	—	(63)
PetVet Care Centers LLC^(5)	One stop				N/A(6)				11/2030	—	(11)	—	—
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(g)	10.81%				08/2029	4,988	4,908	0.3	4,988
PPV Intermediate Holdings, LLC^(5)	One stop				N/A(6)				08/2029	—	(55)	—	(57)
Radiance Borrower, LLC^(19)	One stop	SF +	5.75%	(f)	7.85%	cash/	2.75%	PIK	06/2031	40,757	40,465	2.3	40,757
Radiance Borrower, LLC^	One stop	SF +	5.25%	(f)	10.10%				06/2031	776	744	—	776
Southern Veterinary Partners, LLC^(20)	Senior secured	SF +	3.75%	(g)	8.35%				10/2027	7,725	7,710	0.4	7,750
VSG Acquisition Corp. and Sherrill, Inc.*^	One stop	SF +	5.50%	(g)	11.01%				04/2028	24,373	24,014	1.4	23,642
										197,758	195,718	11.3	196,498
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(g)	11.73%				06/2028	11,640	11,205	0.6	10,389
Marcone Yellowstone Buyer Inc.*	One stop	SF +	6.25%	(g)	11.73%				06/2028	4,924	4,740	0.3	4,395
										16,564	15,945	0.9	14,784
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	5.25%	(f)(h)	10.22%				07/2031	15,577	15,425	0.9	15,421
Vessco Midco Holdings, LLC^	One stop	SF +	5.25%	(h)	9.54%				07/2031	762	736	—	710
Vessco Midco Holdings, LLC^(5)	One stop				N/A(6)				07/2031	—	(17)	—	(17)
										16,339	16,144	0.9	16,114

Total debt investments										3,276,268	3,235,069	187.8	3,253,855

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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCRED Holdings LLC (“GCRED Holdings”), GCRED Holdings 2 LLC (“GCRED Holdings 2”), GCRED Funding LLC (“GCRED Funding”), Golub Capital Private Credit Fund CLO-R (“2025-R Issuer”), formerly Golub Capital Private Credit Fund CLO (the “2023 Issuer”) prior to September 25, 2025 and formerly GCP SG Warehouse 2022-1 (the “CLO Vehicle”) prior to September 21, 2023, Golub Capital Private Credit Fund CLO-R Depositor statutory trust (“2025-R CLO Depositor”), Golub Capital Private Credit Fund CLO 2 (“2025 Issuer”) and Golub Capital Private Credit Fund CLO 2 Depositor statutory trust (“2025 CLO Depositor”) in its consolidated financial statements.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by the 2025-R Issuer and the 2025 Issuer, special purpose entities that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entity have received security interests in such assets and such assets are not intended to be available to the creditors of GCRED (or any affiliate of GCRED).

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company received Loan Origination Fees that were capitalized of $39,929, $25,444 and $2,432, respectively. For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, interest income included $14,034, $8,612 and $1,196, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, investment income included $23,344, $6,844 and $601, respectively, of PIK interest and the Company capitalized PIK interest of $23,072, $6,773 and $513, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the years ended September 30, 2025 and 2024, fee income included $425 and $33 of non-recurring prepayment premiums, respectively. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, fee income did not include any non-recurring prepayment premiums. All other income is recorded into income when earned.

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $435,763, $199,579 and $14,403, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the years ended September 30, 2025 and 2024, the Company recognized PIK and non-cash dividend income of $1,254 and $29, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not recognize any PIK and non-cash dividend income to be capitalized into the cost basis of certain preferred equity investments. For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

For the year ended September 30, 2025, the Company recorded dividend income received in cash of $100 and $653 of return of capital distributions in cash. For the year ended September 30, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $2,381 as of September 30, 2025. As of September 30, 2024, the Company had no portfolio company investments on non-accrual status.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of September 30, 2025 and September 30, 2024.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, the Company did not record any U.S. federal excise tax expense. For the year ended September 30, 2024, $109 was recorded for U.S. federal excise tax expense. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not record any U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2025. The Company’s tax returns for the 2023 and 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the year ended September 30, 2025, the Company did not record any U.S. income tax. For the year ended September 30, 2024, the Company recorded an amount less than $1 for U.S. income tax. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not record any U.S. income tax.

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

The Company has adopted a distribution reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then shareholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional Common Shares, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net offering price per share for such shares at the time the distribution is payable.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2025 and 2024, the Company had deferred debt issuance costs of $38,246 and $18,999, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 was $8,057, $2,713 and $87, respectively.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company amortized $2,043, $1,750 and $291, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of September 30, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, dated as of April 28, 2023 and as amended and restated on November 14, 2025, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee.

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

The base management fee incurred for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 was $34,076, $14,154 and $2,049, respectively.

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

For the years ended September 30, 2025 and 2024, the Income Incentive Fee incurred was $34,005 and $16,592, respectively. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Investment Adviser agreed to irrevocably waive $340 of Income Incentive Fees payable pursuant to the Investment Advisory Agreement. After taking into account the waiver, the Income Incentive Fee incurred for the period from June 30, 2023 (commencement of operations) to September 30, 2023 was $2,034 rather than $2,374.

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

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2025 and 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2025 and 2024, the Company recorded an accrual of the capital gain incentive fee under GAAP of $2,741 and $757, respectively. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company recorded no accrual of the capital gain incentive fee under GAAP. As of September 30, 2025 and 2024, there was $3,498 and $757, respectively, of cumulative accrual for the capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

Administration Agreement: Under the Administration Agreement, dated as of April 28, 2023 and as amended and restated on November 14, 2025, the Administrator furnishes the Company with office facilities and equipment, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”) and net offering price, preparing reports to shareholders and reports filed with the SEC, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, managing the payment of expenses and the performance of administrative and professional services rendered by others. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and other liabilities is $1,946 and $762, as of September 30, 2025 and 2024, respectively, for accrued allocated shared services under the Administration Agreement.

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

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $250 fixed managing dealer fee that was paid for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne by all shareholders of the Company. For the years ended September 30, 2025 and 2024, the Company incurred $524 and $150, respectively, of fees to the Managing Dealer. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not incur any fees paid to the Managing Dealer.

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

For the years ended September 30, 2025 and 2024, the Company incurred shareholder servicing and/or distribution fees of $1,078 and $178, respectively, which were attributable to Class S Shares. For the period from June 30, 2023 (commencement of operations) to September 30, 2023, the Company did not incur any distribution and/or shareholder servicing fees.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present a summary of Expense Support Payments and the related Reimbursement Payments for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2025
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of year	$1,924	$885	$1,039
December 31, 2024	—	—	—
March 31, 2025	—	—	—
June 30, 2025	—	—	—
September 30, 2025	—	—	—
Total, end of year(2)	$1,924	$885	$1,039

	Year ended September 30, 2024
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of year	$1,257	$885	$372
December 31, 2023	667	—	667
March 31, 2024	—	—	—
June 30, 2024	—	—	—
September 30, 2024	—	—	—
Total, end of year(2)	$1,924	$885	$1,039

	Period from June 30, 2023 (commencement of operations) to September 30, 2023
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$—	$—	$—
June 30, 2023	1,257	885	372
September 30, 2023	—	—	—
Total, end of period(2)	$1,257	$885	$372

(1) Reimbursement Payments to Investment Adviser are presented with associated Expense Support Payment and not in quarter of payment.
(2) Total includes cumulative Expense Support Payments and Reimbursement Payments since the Company’s commencement of operations.

Public Offering Escrow Agreement: The Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company broke escrow on April 1, 2024 and June 30, 2023 for Class S Shares and Class I Shares, respectively. If the Company begins selling Class D Shares, it will accept purchase orders and hold investors' funds in an interest-bearing escrow account for Class D Shares until the Company receives purchase orders pursuant to the Public Offering for at least 100 investors in Class D Shares.

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

On March 1, 2025 and May 1, 2024, affiliates of the Investment Adviser indirectly purchased $6,571 and $9,900, respectively, of Class I Shares through their ownership of a feeder vehicle.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 were $12,698, $5,948 and $3,410, respectively. As of September 30, 2025 and 2024, $4,864 and $3,847, respectively (which includes $1,039 of unreimbursed Expense Support Payments as of both September 30, 2025 and 2024), of reimbursable expenses were paid by the Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2025, permits the Company to borrow a maximum of $300,000 and expires on July 3, 2026. Refer to Note 7 for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of September 30, 2025 and 2024 consisted of the following:

	As of September 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$2,288,864	$2,283,507	$2,285,901	$728,440	$727,390	$726,380
One stop	5,978,203	5,881,309	5,948,840	2,538,097	2,498,133	2,517,780
Second lien	35,084	34,869	35,084	5,937	5,895	5,937
Subordinated debt	58,087	57,122	57,646	3,794	3,651	3,758
Structured finance note	161,525	161,487	162,943	—	—	—
Equity	N/A	61,047	64,837	N/A	11,355	11,443
Total	$8,521,763	$8,479,341	$8,555,251	$3,276,268	$3,246,424	$3,265,298

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2025		As of September 30, 2024
Amortized Cost:
United States
Southeast	$1,698,394	20.0%	$534,585	16.5%
Midwest	1,445,453	17.0	604,303	18.6
Mid-Atlantic	1,208,533	14.3	674,460	20.8
West	1,159,934	13.7	526,728	16.2
Southwest	1,050,633	12.4	383,689	11.8
Northeast	395,788	4.7	246,041	7.6
U.S. Territory	12,399	0.2	—	—
United Kingdom	676,804	8.0	105,696	3.3
Germany	241,578	2.8	100,076	3.1
Australia	162,334	1.9	—	—
Cayman Islands	140,879	1.7	—	—
Canada	101,412	1.2	12,971	0.4
Jersey	88,930	1.0	—	—
Finland	36,394	0.4	14,074	0.4
Netherlands	27,046	0.3	6,338	0.2
France	18,800	0.2	16,548	0.5
Lithuania	6,965	0.1	—	—
Luxembourg	5,505	0.1	20,915	0.6
Spain	1,560	0.0 *	—	—
Total	$8,479,341	100.0%	$3,246,424	100.0%

Fair Value:
United States
Southeast	$1,704,931	19.9%	$535,988	16.4%
Midwest	1,447,480	16.9	605,988	18.6
Mid-Atlantic	1,215,555	14.2	676,883	20.7
West	1,163,587	13.6	530,262	16.2
Southwest	1,060,849	12.4	383,001	11.7
Northeast	397,933	4.7	248,152	7.6
U.S. Territory	12,497	0.1	—	—
United Kingdom	686,479	8.0	109,426	3.4
Germany	260,620	3.0	103,757	3.2
Australia	166,823	2.0	—	—
Cayman Islands	142,238	1.7	—	—
Canada	101,943	1.2	12,700	0.4
Jersey	91,593	1.1	—	—
Finland	39,388	0.5	14,477	0.5
Netherlands	28,309	0.3	6,452	0.2
France	20,597	0.2	17,036	0.5
Lithuania	7,004	0.1	—	—
Luxembourg	5,839	0.1	21,176	0.6
Spain	1,586	0.0 *	—	—
Total	$8,555,251	100.0%	$3,265,298	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2025 and 2024 were as follows:

	As of September 30, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$120,841	1.4%	$28,584	0.9%
Air Freight & Logistics	105,489	1.2	—	—
Airlines	20,374	0.2	15,486	0.5
Auto Components	111,710	1.3	73,199	2.2
Automobiles	268,537	3.2	135,859	4.2
Banks	16,055	0.2	3,272	0.1
Beverages	81,503	1.0	15,399	0.5
Building Products	3,266	0.0 *	—	—
Capital Markets	66,357	0.8	10,563	0.3
Chemicals	143,213	1.7	51,044	1.6
Commercial Services & Supplies	156,518	1.8	115,451	3.6
Construction & Engineering	89,637	1.1	8,182	0.2
Construction Materials	17,046	0.2	7,416	0.2
Consumer Finance	26,096	0.3	13,939	0.4
Containers & Packaging	111,902	1.3	51,470	1.6
Diversified Consumer Services	379,377	4.5	175,558	5.4
Diversified Financial Services	506,912	6.0	119,847	3.7
Electric Utilities	6,440	0.1	—	—
Electrical Equipment	25,413	0.3	498	0.0 *
Food & Staples Retailing	13,666	0.2	10,344	0.3
Food Products	129,183	1.5	41,931	1.3
Healthcare Equipment & Supplies	365,741	4.3	121,486	3.7
Healthcare Providers & Services	531,512	6.3	210,972	6.5
Healthcare Technology	463,153	5.5	147,695	4.5
Hotels, Restaurants & Leisure	576,856	6.8	154,094	4.7
Household Durables	12,994	0.1	—	—
Household Products	21,453	0.2	8,169	0.3
Industrial Conglomerates	92,567	1.1	83,539	2.6
Insurance	490,870	5.8	218,035	6.7
IT Services	358,874	4.2	148,053	4.6
Leisure Products	50,301	0.6	88,929	2.7
Life Sciences Tools & Services	56,286	0.7	51,389	1.6
Machinery	61,988	0.7	42,739	1.3
Media	63,456	0.7	12,690	0.4
Oil, Gas & Consumable Fuels	19,054	0.2	26,664	0.8
Paper & Forest Products	5,966	0.1	—	—
Personal Products	12,000	0.1	2,006	0.1
Pharmaceuticals	109,522	1.3	19,233	0.6
Professional Services	354,344	4.2	109,655	3.4
Real Estate Management & Development	4,899	0.1	4,946	0.2
Road & Rail	98,457	1.2	14,931	0.5
Software	1,694,514	20.0	675,350	20.8
Specialized Finance	161,487	1.9	—	—
Specialty Retail	357,631	4.2	195,718	6.0
Trading Companies & Distributors	16,494	0.2	15,945	0.5
Transportation Infrastructure	68,858	0.8	—	—
Water Utilities	30,529	0.4	16,144	0.5
Total	$8,479,341	100.0%	$3,246,424	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$121,150	1.4%	$28,599	0.9%
Air Freight & Logistics	106,153	1.2	—	—
Airlines	20,423	0.2	15,468	0.5
Auto Components	111,841	1.3	73,845	2.3
Automobiles	271,584	3.2	137,696	4.2
Banks	16,215	0.2	3,336	0.1
Beverages	81,036	0.9	14,700	0.4
Building Products	3,334	0.0 *	—	—
Capital Markets	66,686	0.8	10,690	0.3
Chemicals	143,537	1.7	48,219	1.5
Commercial Services & Supplies	157,756	1.8	117,076	3.6
Construction & Engineering	90,248	1.0	8,207	0.3
Construction Materials	17,103	0.2	7,343	0.2
Consumer Finance	26,116	0.3	13,919	0.4
Containers & Packaging	112,592	1.3	51,741	1.6
Diversified Consumer Services	376,480	4.4	175,767	5.4
Diversified Financial Services	513,068	6.0	121,132	3.7
Electric Utilities	6,525	0.1	—	—
Electrical Equipment	25,764	0.3	509	0.0 *
Food & Staples Retailing	13,746	0.2	10,062	0.3
Food Products	130,252	1.5	42,429	1.3
Healthcare Equipment & Supplies	369,814	4.3	121,761	3.7
Healthcare Providers & Services	535,199	6.3	213,140	6.5
Healthcare Technology	467,734	5.5	149,233	4.6
Hotels, Restaurants & Leisure	581,461	6.8	154,457	4.7
Household Durables	12,986	0.2	—	—
Household Products	21,573	0.3	8,350	0.3
Industrial Conglomerates	93,342	1.1	83,621	2.5
Insurance	496,022	5.8	219,224	6.7
IT Services	360,665	4.2	149,165	4.6
Leisure Products	49,611	0.6	89,279	2.7
Life Sciences Tools & Services	56,306	0.7	51,626	1.6
Machinery	62,202	0.7	42,770	1.3
Media	63,094	0.7	12,593	0.4
Oil, Gas & Consumable Fuels	19,194	0.2	26,839	0.8
Paper & Forest Products	5,985	0.1	—	—
Personal Products	12,014	0.1	2,004	0.1
Pharmaceuticals	111,458	1.3	19,502	0.6
Professional Services	354,331	4.1	109,331	3.3
Real Estate Management & Development	4,904	0.1	4,823	0.1
Road & Rail	98,694	1.2	14,897	0.5
Software	1,729,397	20.2	684,549	21.0
Specialized Finance	162,943	1.9	—	—
Specialty Retail	360,091	4.2	196,498	6.0
Trading Companies & Distributors	15,336	0.2	14,784	0.5
Transportation Infrastructure	68,507	0.8	—	—
Water Utilities	30,779	0.4	16,114	0.5
Total	$8,555,251	100.0%	$3,265,298	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of September 30, 2025 were as follows:

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	€33,000	EUR	$38,801	USD	4/19/2027	$—	$(853)
						$—	$(853)

Morgan Stanley Capital Services LLC	€14,700	EUR	$16,580	USD	4/9/2027	$—	$(1,045)
Morgan Stanley Capital Services LLC	£33,200	GBP	$42,765	USD	4/15/2027	—	(1,590)
						$—	$(2,635)

Regions Bank	£3,500	GBP	$4,426	USD	11/16/2026	$—	$(267)
Regions Bank	€22,000	EUR	$24,053	USD	12/16/2026	—	(2,288)
Regions Bank	€6,400	EUR	$6,936	USD	12/24/2026	—	(729)
Regions Bank	€24,300	EUR	$27,574	USD	4/14/2027	—	(1,637)
Regions Bank	€37,000	EUR	$43,453	USD	5/27/2027	—	(1,089)
Regions Bank	£16,900	GBP	$22,980	USD	6/16/2027	388	—
Regions Bank	€11,200	EUR	$13,483	USD	6/16/2027	—	(9)
						$388	$(6,019)
There were no outstanding forward currency contracts as of September 30, 2024.
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Foreign exchange	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Foreign exchange	$(9,119)	$—	$—

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

Average U.S. Dollar notional outstanding	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Forward currency contracts	$130,070	$—	$—
Interest Rate Swaps

In connection with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements with Macquarie Bank Limited (“Macquarie”), SMBC Capital Markets, Inc. (“SMBC”), Regions Bank (“Regions”) and Morgan Stanley Capital Services LLC (“Morgan Stanley”) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes. The outstanding interest rate swap contracts as of September 30, 2025 and 2024 were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2025
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	2027 Tranche A Notes	7.12%	3M SOFR+	2.5975%	9/18/2027	$225,000	$4,466	$—
SMBC Capital Markets, Inc.	2028 Notes	5.45%	3M SOFR+	1.834%	8/15/2028	500,000	2,569	—
SMBC Capital Markets, Inc.	2030 Notes	5.875%	D SOFR+	1.727%	5/1/2030	350,000	10,267	—
							$17,302	$—

Macquarie Bank Limited	2027 Tranche A Notes	7.12%	3M SOFR+	2.644%	9/20/2027	$75,000	$1,425	$—
Macquarie Bank Limited	2029 Notes	6.046%	3M SOFR+	2.770%	8/12/2029	150,000	—	(869)
							$1,425	$(869)

Regions Bank	2029 Notes	6.046%	3M SOFR+	2.7875%	8/12/2029	$350,000	$—	$(2,252)
							$—	$(2,252)

Morgan Stanley Capital Services LLC	2030 Notes	5.875%	D SOFR+	1.745%	5/1/2030	$150,000	$4,286	$—
							$4,286	$—

As of September 30, 2024
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	2027 Tranche A Notes	7.12%	3M SOFR+	2.5975%	9/18/2027	$225,000	$10,520	$—
							$10,520	$—

Macquarie Bank Limited	2027 Tranche A Notes	7.12%	3M SOFR+	2.644%	9/20/2027	$75,000	$2,351	$—
Macquarie Bank Limited	2029 Notes	6.046%	3M SOFR+	2.770%	8/12/2029	150,000	—	(247)
							$2,351	$(247)

Regions Bank	2029 Notes	6.046%	3M SOFR+	2.7875%	8/12/2029	$350,000	$—	$(1,963)
							$—	$(1,963)

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the years ended September 30, 2025 and 2024, the net unrealized gain/(loss) related to the fair value hedge was $(2,372) and $1,620, respectively, which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the period from June 30, 2023 (commencement of operations) to September 30, 2023.

The table below presents the components of the net unrealized gain/(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes, from derivatives designated in a qualifying hedge accounting relationship for the years ended September 30, 2025 and 2024. There were no derivatives designated in a qualifying hedge accounting relationship for the period from June 30, 2023 (commencement of operations) to September 30, 2023.

	Year ended September 30,
	2025	2024
Hedging instruments (Interest rate swaps)	$9,231	$10,661
Hedged items (Unsecured notes)	(11,603)	(9,041)
Fair market value adjustments for hedge accounting recognized in interest and other debt financing expenses	$(2,372)	$1,620

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The table below presents the carrying value of the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes as of September 30, 2025 and 2024 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of September 30, 2025		As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2027 Tranche A Notes	$305,326	$5,326	$308,872	$8,872
2028 Notes	499,452	2,569	—	—
2029 Notes	494,058	(1,804)	494,984	169
2030 Notes	509,398	14,553	—	—

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or accounts payable and other liabilities. There was no collateral pledged for derivatives included in other assets on the Consolidated Statements of Financial Condition as of both September 30, 2025 and 2024. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2025 and 2024:

As of September 30, 2025
Counterparty	Instrument	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Interest rate swaps	Net unrealized depreciation on derivatives	$—	$(2,252)	$(2,252)	$—	$(2,252)
Regions Bank	Foreign currency forward contracts	Net unrealized depreciation on derivatives	388	(6,019)	(5,631)	—	(5,631)
SMBC Capital Markets, Inc.	Interest rate swaps	Net unrealized appreciation on derivatives	17,302	—	17,302	—	17,302
Macquarie Bank Limited	Interest rate swaps	Net unrealized appreciation on derivatives	1,425	(869)	556	—	556
Macquarie Bank Limited	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(853)	(853)	—	(853)
Morgan Stanley Capital Services LLC	Interest rate swaps	Net unrealized appreciation on derivatives	4,286	—	4,286	—	4,286
Morgan Stanley Capital Services LLC	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(2,635)	(2,635)	—	(2,635)

As of September 30, 2024
Counterparty	Instrument	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Interest rate swaps	Net unrealized depreciation on derivatives	$—	$(1,963)	$(1,963)	$—	$(1,963)
SMBC Capital Markets, Inc.	Interest rate swaps	Net unrealized appreciation on derivatives	10,520	—	10,520	—	10,520
Macquarie Bank Limited	Interest rate swaps	Net unrealized appreciation on derivatives	2,351	(247)	2,104	—	2,104
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the years ended September 30, 2025 and 2024, certain debt investments with a fair value of $9,979 and $6,456, respectively, transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $22,872 and $4,964, respectively, transferred from Level 3 to Level 2 of the fair value hierarchy. There were no transfers into or out of Level 3 of the fair value hierarchy during the period from June 30, 2023 (commencement of operations) to September 30, 2023. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2025, $1,750,395 and $6,804,856 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2024, $615,715 and $2,649,583 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2025 and September 30, 2024, all interest rate swaps and forward currency contracts were valued using Level 2 inputs and all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 portfolio investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from brokers. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally use the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2025 and September 30, 2024:

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$1,750,395	$6,740,019	$8,490,414
Equity investments(1)	—	—	64,837	64,837
Money market funds(1)(2)	412,636	—	—	412,636
Forward currency contracts	—	388	—	388
Interest rate swaps	—	23,013	—	23,013
Total assets, at fair value:	$412,636	$1,773,796	$6,804,856	$8,991,288
Liabilities, at fair value:
Forward currency contracts	$—	$(9,507)	$—	$(9,507)
Interest rate swaps	—	(3,121)	—	(3,121)
Total liabilities, at fair value:	$—	$(12,628)	$—	$(12,628)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$615,715	$2,638,140	$3,253,855
Equity investments(1)	—	—	11,443	11,443
Money market funds(1)(2)	93,069	—	—	93,069
Interest rate swaps	—	12,871	—	12,871
Total assets, at fair value:	$93,069	$628,586	$2,649,583	$3,371,238
Liabilities, at fair value:
Interest rate swaps	$—	$(2,210)	$—	$(2,210)
Total liabilities, at fair value:	$—	$(2,210)	$—	$(2,210)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2025 and 2024, and the period from June 30, 2023 (commencement of operations) to September 30, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $57,862, $21,441 and $(986), respectively.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2025 and 2024:

	For the year ended September 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,638,140	$11,443	$2,649,583
Net change in unrealized appreciation (depreciation) on investments	21,531	3,727	25,258
Net translation of investments in foreign currencies	31,390	(24)	31,366
Realized gain (loss) on investments	(3,375)	—	(3,375)
Realized gain (loss) on translation of investments in foreign currencies	7	—	7
Fundings of (proceeds from) revolving loans, net	17,541	—	17,541
Purchases and fundings of investments	4,412,906	54,826	4,467,732
PIK interest and non-cash dividends	23,054	1,254	24,308
Proceeds from principal payments and sales of portfolio investments	(401,601)	(6,389)	(407,990)
Accretion of discounts and amortization of premiums	13,319	—	13,319
Transfers into Level 3(1)	9,979	—	9,979
Transfers out of Level 3(1)	(22,872)	—	(22,872)
Fair value, end of period	$6,740,019	$64,837	$6,804,856

	For the year ended September 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,038,605	$94	$1,038,699
Net change in unrealized appreciation (depreciation) on investments	12,662	88	12,750
Net translation of investments in foreign currencies	8,095	—	8,095
Realized gain (loss) on investments	(6,632)	—	(6,632)
Realized gain (loss) on translation of investments in foreign currencies	23	—	23
Fundings of (proceeds from) revolving loans, net	5,805	—	5,805
Purchases and fundings of investments	1,878,947	11,232	1,890,179
PIK interest and non-cash dividends	6,633	29	6,662
Proceeds from principal payments and sales of portfolio investments	(315,988)	—	(315,988)
Accretion of discounts and amortization of premiums	8,498	—	8,498
Transfers into Level 3(1)	6,456	—	6,456
Transfers out of Level 3(1)	(4,964)	—	(4,964)
Fair value, end of period	$2,638,140	$11,443	$2,649,583

(1) Transfers between levels are recognized at the beginning of the period in which the transfers occur.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$358,580	Yield analysis	Market interest rate	7.3% - 12.5% (8.3%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (13.5x)
	178,937	Broker quotes	Broker quotes	N/A
One stop loans(2)(3)	$5,901,144	Yield analysis	Market interest rate	3.8% - 20.5% (8.6%)
		Market comparable companies	EBITDA multiples	8.0x - 34.4x (15.9x)
		Market comparable companies	Revenue multiples	1.8x - 15.0x (8.2x)
	47,696	Broker quotes	Broker quotes	N/A
Subordinated debt and second lien loans(4)	$92,730	Yield analysis	Market interest rate	8.8% - 15.0% (10.1%)
		Market comparable companies	EBITDA multiples	12.5x - 24.0x (18.4x)
Structured finance note	$147,182	Broker quotes	Broker quotes	N/A
	13,750	Transactional value	Cost	N/A
Equity(5)	$64,837	Market comparable companies	EBITDA multiples	8.0x - 25.5x (18.2x)
			Revenue multiples	1.8x - 11.1x (9.3x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $5,262,911 and $638,233 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)$11,327 of loans at fair value were valued using the market comparable companies approach only.
(4)$66 of loans at fair value were valued using the market comparable companies approach only.
(5)The Company valued $50,649 and $14,188 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of September 30, 2025 and 2024:

	As of September 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$4,699,707	$4,729,387	$1,588,492	$1,594,735
Other short-term borrowings	74,178	74,178	—	—
(1)As of September 30, 2025, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes. As of September 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2027 Tranche A Notes and 2029 Notes. See Note 5 for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2025, the Company’s asset coverage for borrowed amounts was 184.7%.

2025-R Debt Securitization: On September 21, 2023, the Company completed a $693,620 term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by the 2023 Issuer and were backed by a diversified portfolio of senior secured and second lien loans. The 2023 Notes offered in the 2023 Debt Securitization consisted of $395,500 of AAA Class A-1 2023 Notes, which bore interest at three-month term SOFR plus 2.40%; $38,500 of AAA Class A-2 2023 Notes, which bore interest at three-month term SOFR plus 2.30%; and $259,620 of subordinated 2023 Notes. The Company indirectly retained all of the Subordinated 2023 Notes which were eliminated in consolidation. On September 9, 2024, the Company sold the previously retained Class A-2 2023 Notes to a third party, which resulted in a realized gain on the sale of debt of $1,274. The Class A-1 2023 Notes and Class A-2 2023 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company. On September 25, 2025, the Company completed a $931,550 term debt securitization (the “2025-R Debt Securitization”), which redeemed all of the notes issued under the 2023 Debt Securitization. The redemption of the 2023 Notes resulted in a realized loss on the extinguishment of debt of $1,900 for the portion of the unamortized discounts and debt issuance costs on the 2023 Notes issued.

The notes offered in the 2025-R Debt Securitization (the “2025 Reset Notes”) were issued by the 2025-R Issuer, a subsidiary of 2025-R CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The Secured Notes offered in the 2025-R Debt Securitization consist of $500,000 of AAA Class A-1R Senior Secured Floating Rate 2025 Reset Notes, which bear interest at the three-month SOFR plus 1.45% and $76,200 of AAA Class A-2 Senior Secured Floating Rate 2025 Reset Notes, which bear interest at the three-month SOFR plus 1.65%. In partial consideration for the loans transferred to the 2025-R Issuer as part of the 2025-R Debt Securitization, the 2025-R CLO Depositor received and retained $20,200 of Class A-2 2025 Reset Notes, $69,700 of AA Class B-R Senior Secured Floating Rate 2025 Reset Notes and $285,650 of subordinated 2025 Reset Notes, which were eliminated in consolidation.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Through October 26, 2029, all principal collections received on the underlying collateral may be used by the 2025-R Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2025-R Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025-R Debt Securitization, allowing the Company to maintain the initial leverage in the 2025-R Debt Securitization. The Secured 2025 Reset Notes are due on October 26, 2037. The Subordinated 2025 Reset Notes are due on September 25, 2125.

As of September 30, 2025 and 2024, there were 77 and 70 portfolio companies, respectively, with total fair value of $679,738 and $688,016, securing the 2025 Reset Notes and the 2023 Notes, respectively. The pool of loans in the 2025-R Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2025-R Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of September 30, 2025 based on the last interest rate reset was 4.9%.

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the 2025-R Debt Securitization and the 2023 Debt Securitization were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$30,203	$31,227	$849
Accretion of discounts on notes issued	95	5	—
Amortization of debt issuance costs	562	450	11
Total interest and other debt financing expenses	$30,860	$31,682	860
Cash paid for interest expense	$35,812	$25,881	$—
Average stated interest rate	6.9%	7.9%	7.8%
Average outstanding balance	$436,006	$397,393	$42,989

As of September 30, 2025, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1R and A-2R 2025 Reset Notes are as follows:

Description	Class A-1R 2025 Reset Notes	Class A-2R 2025 Reset Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$500,000	$56,000
S&P Rating	"AAA"	"AAA"
Fitch Rating	"AAA"	N/A
Interest Rate	SOFR + 1.45%	SOFR + 1.65%

The Investment Adviser serves as collateral manager to the 2025-R Issuer and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2025-R Issuer for rendering such collateral management services.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
2025 Debt Securitization: On September 18, 2025, the Company completed a $868,570 term debt securitization (the “2025 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2025 Debt Securitization (the “2025 Notes”) were issued by the 2025 Issuer, a subsidiary of 2025 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2025 Notes offered in the 2025 Debt Securitization consist of $430,000 of AAA Class A-1 Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.47%; $14,440 of AAA Class A-2 Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.65% and $59,650 of AA Class B Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.80%. In partial consideration for the loans transferred to the 2025 Issuer as part of the 2025 Debt Securitization, the 2025 CLO Depositor received and retained $60,340 of Class C Secured Deferrable Floating Rate 2025 Notes and $209,140 of subordinated 2025 Notes, which were eliminated in consolidation.

Additionally, the 2025 Issuer incurred certain loans as part of the 2025 Debt Securitization (the “2025 Loans”), consisting of $60,000 of AAA Class A-1L-1 Senior Secured Floating Rate 2025 Loans, which bear interest at the three-month SOFR plus 1.47%; $10,000 of AAA Class A-1L-2 Senior Secured Floating Rate 2025 Loans, which bear interest at the three-month SOFR plus 1.47%; $20,000 of AAA Class A-2L Senior Secured Floating Rate 2025 Loans, which bear interest at the three-month SOFR plus 1.65%; and $5,000 of AA Class B-L Senior Secured Floating Rate 2025 Loans, which bear interest at the three-month SOFR plus 1.80%.

Through October 18, 2030, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2025 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 Debt Securitization, allowing the Company to maintain the initial leverage in the 2025 Debt Securitization. The Secured 2025 Notes are due on October 18, 2039. The Subordinated 2025 Notes are due on September 18, 2125. The Secured 2025 Loans mature on October 18, 2039.

As of September 30, 2025, there were 59 portfolio companies, respectively, with total fair value of $700,937, securing the 2025 Notes. The pool of loans in the 2025 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2025 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of September 30, 2025 based on the last interest rate reset was 4.2%.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the 2025 Debt Securitization were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$1,226	$—	$—
Amortization of debt issuance costs	18	—	—
Total interest and other debt financing expenses	$1,244	$—	$—
Cash paid for interest expense	$—	$—	$—
Average stated interest rate	5.7%	N/A	N/A
Average outstanding balance	$21,337	$—	$—

As of September 30, 2025, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1, A-2, and B 2025 Notes, and of the Class A-1L-1, Class A-1L-2, Class A-2L and Class B-L 2025 Loans are as follows:

Description	Class A-1 2025 Notes	Class A-2 2025 Notes	Class B 2025 Notes	Class A-1L-1 2025 Loans	Class A-1L-2 2025 Loans	Class A-2L 2025 Loans	Class B-L 2025 Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$430,000	$14,440	$59,650	$60,000	$10,000	$20,000	$5,000
S&P Rating	"AAA"	"AAA"	"AA"	"AAA"	"AAA"	"AAA"	"AA"
Fitch Rating	"AAA"	"AAA"	"AA"	"AAA"	"AAA"	"AAA"	"AA"
Interest Rate	SOFR + 1.47%	SOFR + 1.65%	SOFR + 1.80%	SOFR + 1.47%	SOFR + 1.47%	SOFR + 1.65%	SOFR + 1.80%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The Investment Adviser serves as collateral manager to the 2025 Issuer and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2025 Issuer for rendering such collateral management services.

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. As of September 30, 2025, the SMBC Credit Facility allowed the Company to borrow up to $2,478,000 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions, which includes a term loan commitment of $87,500. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to $3,000,000. On November 22, 2024, the Company entered into the third amendment to the SMBC Credit Facility (the “Third SMBC Amendment”). The Third SMBC Amendment, among other things, (a) increased the total commitment facility amount from $1,115,000 to $1,240,000 through the addition of new lenders, (b) extended the maturity date to November 22, 2029, (c) reduced the applicable margin on borrowings under the SMBC Credit Facility to 0.875% for any ABR Loan (as defined in the SMBC Credit Facility) and 1.875% for any Term Benchmark Loan or RFR Loan (as defined in the SMBC Credit Facility) and (d) reduced the commitment fee on the daily unused portion of commitments to 0.35% per annum. On March 5, 2025, the Company entered into an agreement with new lenders to increase aggregate commitments under the SMBC Credit Facility from $1,240,000 to $1,440,000 through the accordion feature under the SMBC Credit Facility, which includes a term loan commitment that was increased from $37,500 to $50,000. On June 26, 2025, the Company entered into the fourth amendment to the SMBC Credit Facility (the “Fourth SMBC Amendment”). The Fourth SMBC Amendment, among other things, (a) increased the total commitment facility amount from $1,440,000 to $2,478,000 through the addition of a new lender and increased commitments from certain existing lenders, which includes a $37,500 term loan commitment and (b) increased the accordion feature, which allows the Company, under certain circumstances, to increase the total size of the facility to a total facility size of $3,000,000 from $2,000,000.

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

As of September 30, 2025 and September 30, 2024, the Company had outstanding debt of $1,297,041 and $223,854, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the SMBC Credit Facility were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$46,066	$25,331	$581
Facility fees	2,991	1,523	41
Amortization of debt issuance costs	3,361	1,566	76
Total interest and other debt financing expenses	$52,418	$28,420	$698
Cash paid for interest expense	$46,510	$26,141	$—
Average stated interest rate(1)	5.8%	7.3%	7.4%
Average outstanding balance	$788,414	$348,433	$31,041

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
As of September 30, 2025, the Company had $310,000 of outstanding debt under the BANA Credit Facility.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the BANA Credit Facility were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$5,241	$—	$—
Facility fees	308	—	—
Amortization of debt issuance costs	256	—	—
Total interest and other debt financing expenses	$5,805	$—	$—
Cash paid for interest expense	$2,717	$—	$—
Average stated interest rate	6.1%	N/A	N/A
Average outstanding balance	$86,110	$—	$—

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

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$29,967	$11,162	$—
Net contractual interest rate swap expense	93	1,005	—
Net (gain)/loss related to fair value hedge	3,433	(3,999)	—
Amortization of debt issuance costs	1,750	636	—
Total interest and other debt financing expenses	$35,243	$8,804	$—
Cash paid (received) for interest expense(1)	$30,630	$4,666	$—
Average interest rate swap and stated interest rate(2)	7.0%	7.9%	N/A
Average outstanding balance	$427,840	$154,022	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.
(2)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2028 Notes: On July 23, 2025, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of September 30, 2025, the outstanding aggregate principal amount of the 2028 Notes was $500,000. The 2028 Notes bear interest at a rate of 5.450% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2026. The 2028 Notes mature on July 15, 2028.

The 2028 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2028 Notes. The 2028 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to all of the Company’s existing and future secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebted (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2028 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2028 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points less interest accrued to the date of redemption. If the Company redeems any 2028 Notes on or after June 15, 2028 (the date falling one month prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date. No sinking fund is provided for the 2028 Notes.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
On July 16, 2025, the Company entered into interest rate swap agreements on the 2028 Notes with SMBC as a counterparty. Under the agreement with SMBC, the Company (i) receives a fixed interest rate of 5.45% and (ii) pays SMBC a floating interest rate of three-month Term SOFR plus 1.834% on the $500,000 of the 2028 Notes. The Company designated these interest rate swap and the 2028 Notes as a qualifying fair value hedge accounting relationship. See Note 5 for more information.

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$5,147	$—	$—
Net contractual interest rate swap expense	857	—	—
Net (gain)/loss related to fair value hedge	—	—	—
Accretion of discounts on notes issued	207	—	—
Amortization of debt issuance costs	237	—	—
Total interest and other debt financing expenses	$6,448	$—	$—
Cash paid (received) for interest expense(1)	$1,975	$—	$—
Average interest rate swap and stated interest rate	6.3%	N/A	N/A
Average outstanding balance	$95,890	$—	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2029 Notes: On September 12, 2024, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of September 30, 2025, the outstanding aggregate principal amount of the 2029 Notes was $500,000. The 2029 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029.

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

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024		Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$29,000	$1,531		$—
Net contractual interest rate swap expense	6,404	445		—
Net (gain)/loss related to fair value hedge	(1,061)	2,379		—
Accretion of discounts on notes issued	1,048	54		—
Amortization of debt issuance costs	1,153	61		—
Total interest and other debt financing expenses	$36,544	$4,470	—	$—
Cash paid (received) for interest expense(1)	$35,637	$—		$—
Average interest rate swap and stated interest rate	7.1%	7.6%		N/A
Average outstanding balance	$500,000	$25,957		$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2030 Notes: On February 24, 2025, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2030 Notes”). As of September 30, 2025, the outstanding aggregate principal amount of the 2030 Notes was $500,000. The 2030 Notes bear interest at a rate of 5.875% per year payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2025. The 2030 Notes mature on May 1, 2030.

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

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the 2030 Notes were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$17,711	$—	$—
Net contractual interest rate swap expense	779	—	—
Net (gain)/loss related to fair value hedge	—	—	—
Accretion of discounts on notes issued	674	—	—
Amortization of debt issuance costs	719	—	—
Total interest and other debt financing expenses	$19,883	$—	$—
Cash paid (received) for interest expense(1)	$13,340	$—	$—
Average interest rate swap and stated interest rate	6.2%	N/A	N/A
Average outstanding balance	$300,000	$—	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2025, permitted the Company to borrow up to $300,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). As of September 30, 2025, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 3.9%. As of September 30, 2025 and 2024, the Company had no outstanding debt under the Adviser Revolver.

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the stated interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$535	$22	$238
Cash paid for interest expense	535	22	238
Average stated interest rate	4.1%	5.0%	4.5%
Average outstanding balance	$13,040	$438	$21,086

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2025, the Company had $74,178 of other short-term borrowings and the fair value of the loans associated with the short-term borrowings was $74,178. As of September 30, 2024, the Company had no short-term borrowings.

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Year ended September 30, 2025	Year ended September 30, 2025	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Stated interest expense	$691	$—	$—
Cash paid for interest expense	486	—	—
Average stated interest rate	5.5%	N/A	N/A
Average outstanding balance	$12,532	$—	$—

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the average total debt outstanding was $2,681,170, $926,243 and $535,035, respectively.

For the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, the effective average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes, on the Company’s total debt was 7.0%, 8.1% and 7.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Debt Securitization(1)	$599,090	$—	$—	$—	$599,090
2025-R Debt Securitization(1)	556,000	—	—	—	556,000
SMBC Credit Facility	1,297,041	—	—	1,297,041	—
BANA Credit Facility	310,000	—	—	—	310,000
2027 Notes(2)	434,668	—	434,668	—	—
2028 Notes(1)(2)	499,452	—	499,452	—	—
2029 Notes(1)(2)	494,059	—	—	494,059	—
2030 Notes(1)(2)	509,397	—	—	509,397	—
Other short-term borrowings	74,178	74,178	—	—	—
Total borrowings	$4,773,885	$74,178	$934,120	$2,300,497	$1,465,090

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 8. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its shareholders, which will generally relieve the Company from U.S. federal income tax. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.
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

The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Increase (decrease) in Paid in Capital in Excess of Par	$(2,043)	$(1,430)	$(291)
Increase (decrease) in Distributable Earnings (Losses)	2,043	1,430	291
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

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Net increase in net assets resulting from operations	$256,063	$121,642	$16,423
Net change in unrealized (appreciation) depreciation on investment transactions	(29,006)	(11,835)	587
Other income not currently taxable	(3,469)	(2,133)	(43)
Expenses not currently deductible	5,016	3,045	291
Other income for tax but not book	2,372	590	—
Other deductions/losses for tax not book	(81)	(208)	(74)
Other realized gain/loss differences	5,525	7,230	43
Taxable income before deductions for distributions	$236,420	$118,331	$17,227

The tax character of distributions paid during the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Ordinary Income	$232,207	$109,583	$10,938
Long-Term Capital Gains	1,632	—	—

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023 were as follows:

	Year ended September 30, 2025	Year ended September 30, 2024	Period from June 30, 2023 (commencement of operations) to September 30, 2023
Undistributed ordinary income – tax basis	$16,520	$13,406	$6,289
Undistributed realized gains – tax basis	1,100	1,632	—
Net unrealized appreciation (depreciation) on investments	30,973	3,942	(587)
Other temporary differences	(35,177)	(14,850)	(5,414)
Total accumulated earnings (loss) – book basis	$13,416	$4,130	$288

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2025, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2025 and 2024, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2025, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in the tax year ended September 30, 2026. The amount carried forward to tax year ended September 30, 2026 is estimated to be approximately $16,520 of ordinary income and $1,100 of long-term capital gain, although these amounts will not be finalized until the September 30, 2025 tax returns are filed in 2026.

As of September 30, 2025, the federal tax cost of investments was $8,488,622 resulting in estimated gross unrealized gains and losses of $96,442 and $29,814, respectively.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $1,875,139, including $520,417 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $676,610, including $174,900 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swaps as of September 30, 2025 and 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30, 2025
	2025		2024		2023*
Per share data:(1)	Class I	Class S^^	Class I	Class S^^	Class I
Net asset value at beginning of period	$25.10	$25.10	$25.00	$25.17	$25.00
Distributions declared:(2)
From net investment income - after tax	(2.28)	(2.07)	(2.63)	(1.21)	(0.63)
From capital gains	(0.02)	(0.02)	—	—	—
Net investment income - after tax	2.16	2.16	2.55	1.26	0.65
Net realized gain (loss) on investment transactions	(0.05)	(0.05)	(0.14)	(0.13)	0.06
Net realized gain (loss) on sale/extinguishment of debt	(0.02)	(0.02)	0.03	0.03	(0.06)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.27	0.27	0.29	0.09	(0.02)
Distribution and shareholder servicing fees	—	(0.21)	—	(0.11)	—
Net asset value at end of period	$25.16	$25.16	$25.10	$25.10	$25.00
Total return based on net asset value per share(4)	9.96%	8.76%	11.34%	4.51%	2.54%
Number of common shares outstanding	153,882,766.474	7,443,664.000	66,374,648.607	2,633,722.656	26,133,510.522

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30, 2025
	2025		2024			2023*
Listed below are supplemental data and ratios to the financial highlights:	Class I	Class S	Class I		Class S^^	Class I
Ratio of net investment income - after tax to average net assets(5)	8.61%	7.79%	10.15%		9.14%	10.22%
Ratio of total expenses to average net assets(5)(6)(7)	10.28%	11.14%	10.14%		10.05%	9.76%
Ratio of incentive fee waiver to average net assets	—%	—%	—%		—%	(0.05)%
Ratio of incentive fees to average net assets(6)	1.34%	1.34%	1.53%		0.71%	0.36%
Ratio of excise and income taxes to average net assets(6)	—%	—%	0.01%	0.00	% ^	—%
Ratio of net expenses to average net assets(5)(6)(7)	10.28%	11.14%	10.14%		10.05%	9.71%
Ratio of total expenses (without incentive fees) to average net assets(5)(7)	8.94%	9.80%	8.61%		9.34%	9.40%
Total return based on average net asset value(5)(8)	9.41%	8.57%	10.75%		4.58%	2.52%
Net assets at end of period	$3,872,168	$187,302	$1,666,227		$66,115	$653,338
Average debt outstanding(9)	$2,681,170	$2,681,170	$926,243		$926,243	$535,035
Average debt outstanding per share(9)	$24.65	$24.65	$20.48		$20.48	$20.55
Portfolio Turnover(9)	10.80%	10.80%	19.55%		19.55%	7.90%
Asset coverage ratio(9)(10)	184.68%	184.68%	208.33%		208.33%	213.87%
Asset coverage ratio per unit(9)(11)	$1,847	$1,847	$2,083		$2,083	$2,139
Average market value per unit(9)(12):
2025-R Debt Securitization	N/A	N/A	N/A		N/A	N/A
2025 Debt Securitization	N/A	N/A	N/A		N/A	N/A
SMBC Credit Facility	N/A	N/A	N/A		N/A	N/A
BANA Credit Facility	N/A	N/A	N/A		N/A	N/A
2027 Notes	N/A	N/A	N/A		N/A	N/A
2028 Notes	$1,003	$1,003	N/A		N/A	N/A
2029 Notes	$993	$993	N/A		N/A	N/A
2030 Notes	$1,002	$1,002	N/A		N/A	N/A
Adviser Revolver	N/A	N/A	N/A		N/A	N/A
Other Short-Term Borrowings	N/A	N/A	N/A		N/A	N/A

* For the period from June 30, 2023 (commencement of operations) to September 30, 2023
^ Represents an amount less than 0.01%.
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
(7)The calculation excludes the net effect of expense support and expense support recoupment, which represented 0.00%, 0.02% and (0.19)% of average net assets for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023, respectively.

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

Note 11. Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Adviser Revolver
September 30, 2023	$—	$2,139	—	N/A
September 30, 2024	$—	$2,083	—	N/A
September 30, 2025	$—	$1,847	—	N/A

2023 Debt Securitization
September 30, 2023	$395,500	$2,139	—	N/A
September 30, 2024	$432,942	$2,083	—	N/A

2025-R Debt Securitization
September 30, 2025	$556,000	$1,847	—	N/A

2025 Debt Securitization
September 30, 2025	$599,090	$1,847	—	N/A

SMBC Credit Facility
September 30, 2023	$176,770	$2,139	—	N/A
September 30, 2024	$223,854	$2,083	—	N/A
September 30, 2025	$1,297,041	$1,847	—	N/A

BANA Credit Facility
September 30, 2025	$310,000	$1,847	—	N/A

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

2027 Notes(5)
September 30, 2024	$436,712	$2,083	—	N/A
September 30, 2025	$434,668	$1,847	—	N/A

2028 Notes(6)
September 30, 2025	$499,452	$1,847	—	N/A

2029 Notes(7)
September 30, 2024	$494,984	$2,083	—	$1,000
September 30, 2025	$494,058	$1,847	—	$993

2030 Notes(8)
September 30, 2025	$509,398	$1,847	—	N/A

Total Debt
September 30, 2023	$572,270	$2,139	—	N/A
September 30, 2024	$1,588,492	$2,083	—	N/A
September 30, 2025	$4,699,707	$1,847	—	N/A

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
(5)Represents $429,342 outstanding of 2027 Notes and an adjustment for the change in fair value of an effective hedge accounting relationship.
(6)Represents $500,000 outstanding of 2028 Notes and an adjustment for the change in fair value of an effective hedge accounting relationship.
(7)Represents $500,000 outstanding of 2029 Notes less the unamortized discount recognized upon origination and an adjustment for the change in fair value of an effective hedge accounting relationship.
(8)Represents $500,000 outstanding of 2030 Notes and an adjustment for the change in fair value of an effective hedge accounting relationship.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 12. Net Assets

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

The following table summarizes the Common Shares issued and net proceeds from the Public Offering during the years ended September 30, 2025 and 2024. There were no proceeds from Public Offering during the period from June 30, 2023 (commencement of operations) to September 30, 2023.

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
Year ended September 30, 2025
October 1, 2024	3,715,048.849	$93,248
November 1, 2024	3,559,514.265	89,201
December 1, 2024	4,109,876.708	103,076
January 1, 2025	3,649,429.106	91,747
February 1, 2025	5,145,177.451	129,247
March 1, 2025	6,030,716.003	151,371
April 1, 2025	8,959,075.895	224,425
May 1, 2025	6,848,522.938	171,418
June 1, 2025	5,795,241.067	145,518
July 1, 2025	21,727,593.499	547,101
August 1, 2025	12,174,554.126	306,677
September 1, 2025	5,819,126.543	146,525
	87,533,876.450	$2,199,554

Year ended September 30, 2024
November 1, 2023	97,680.000	$2,442
December 1, 2023	1,094,615.081	27,442
January 1, 2024	9,936,232.788	249,101
February 1, 2024	1,705,939.025	42,683
March 1, 2024	2,456,196.864	61,552
April 1, 2024	4,020,367.842	101,193
May 1, 2024	3,923,079.849	98,666
June 1, 2024	3,510,784.993	88,437
July 1, 2024	3,604,832.795	90,553
August 1, 2024	4,415,983.832	110,753
September 1, 2024	4,281,633.232	107,554
	39,047,346.301	$980,376

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Class S
Subscriptions Effective	Shares Issued	Net Proceeds
Year ended September 30, 2025
October 1, 2024	362,866.736	$9,108
November 1, 2024	223,271.196	5,595
December 1, 2024	198,547.367	4,980
January 1, 2025	419,296.357	10,541
February 1, 2025	300,705.861	7,553
March 1, 2025	627,888.448	15,760
April 1, 2025	581,309.743	14,562
May 1, 2025	197,193.372	4,936
June 1, 2025	437,176.431	10,978
July 1, 2025	397,867.358	10,018
August 1, 2025	702,552.598	17,698
September 1, 2025	312,986.499	7,881
	4,761,661.966	$119,610

Year ended September 30, 2024
April 1, 2024	814,973.864	$20,513
May 1, 2024	228,279.932	5,741
June 1, 2024	392,250.097	9,880
July 1, 2024	463,881.516	11,653
August 1, 2024	246,907.329	6,193
September 1, 2024	456,977.977	11,479
	2,603,270.715	$65,459

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Common Shares in the Public Offering during the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023.

	Net Offering Price Per Share
For the Month Ended	Class I	Class S
Year ended September 30, 2025
October 31, 2024	$25.06	$25.06
November 30, 2024	25.08	25.08
December 31, 2024	25.14	25.14
January 31, 2025	25.12	25.12
February 28, 2025	25.10	25.10
March 31, 2025	25.05	25.05
April 30, 2025	25.03	25.03
May 31, 2025	25.11	25.11
June 30, 2025	25.18	25.18
July 31, 2025	25.19	25.19
August 31, 2025	25.18	25..18
September 30, 2025	25.16	25.16

Year ended September 30, 2024
October 31, 2023	$25.00	$—
November 30, 2023	25.07	—
December 31, 2023	25.07	—
January 31, 2024	25.02	—
February 29, 2024	25.06	—
March 31, 2024	25.17	—
April 30, 2024	25.15	25.15
May 31, 2024	25.19	25.19
June 30, 2024	25.12	25.12
July 31, 2024	25.08	25.08
August 31, 2024	25.12	25.12
September 30, 2024	25.10	25.10

Period from June 30, 2023 (commencement of operations) to September 30, 2023
July 31, 2023	$25.00	$—
August 31, 2023	25.05	—
September 30, 2023	25.00	—

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023.

Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
Year ended September 30, 2025
August 2, 2024	October 31, 2024	November 27, 2024	70,286,774.355	$0.2200	$—	$0.2200	$15,463
November 14, 2024	November 30, 2024	December 27, 2024	73,471,107.297	0.1875	—	0.1875	13,776
November 14, 2024	December 30, 2024	January 30, 2025	77,769,569.568	0.1875	0.0050	0.1925	14,971
November 14, 2024	January 31, 2025	February 27, 2025	81,622,147.624	0.1875	—	0.1875	15,305
February 3, 2025	February 28, 2025	March 28, 2025	86,802,913.346	0.1875	—	0.1875	16,276
February 3, 2025	March 31, 2025	April 29, 2025	93,061,716.578	0.1875	—	0.1875	17,449
February 3, 2025	April 30, 2025	May 30, 2025	102,268,310.265	0.1875	—	0.1875	19,175
May 2, 2025	May 31, 2025	June 27, 2025	108,654,328.393	0.1875	—	0.1875	20,372
May 2, 2025	June 30, 2025	July 30, 2025	114,728,035.032	0.1875	—	0.1875	21,511
May 2, 2025	July 31, 2025	August 29, 2025	136,747,312.141	0.1875	—	0.1875	25,641
August 1, 2025	August 31, 2025	September 29, 2025	147,724,409.363	0.1875	0.0125	0.2000	29,545
August 1, 2025	September 30, 2025	October 30, 2025	153,882,766.474	0.1875	—	0.1875	28,853
Total dividends declared for the year ended September 30, 2025							$238,337

Year ended September 30, 2024
August 3, 2023	October 31, 2023	November 29, 2023	26,194,330.889	$0.2100	$—	$0.2100	$5,501
November 17, 2023	November 30, 2023	December 29, 2023	26,353,713.391	0.2200	—	0.2200	5,798
November 17, 2023	December 30, 2023	January 30, 2024	27,513,765.783	0.2200	—	0.2200	6,053
November 17, 2023	January 31, 2024	February 28, 2024	37,521,105.819	0.2200	—	0.2200	8,255
February 2, 2024	February 29, 2024	March 29, 2024	39,279,712.403	0.2200	—	0.2200	8,641
February 2, 2024	March 31, 2024	April 29, 2024	41,822,979.970	0.2200	—	0.2200	9,201
February 2, 2024	April 30, 2024	May 30, 2024	45,942,385.416	0.2200	—	0.2200	10,107
May 3, 2024	May 31, 2024	June 28, 2024	49,987,591.040	0.2200	—	0.2200	10,997
May 3, 2024	June 30, 2024	July 30, 2024	53,635,734.336	0.2200	—	0.2200	11,800
May 3, 2024	July 31, 2024	August 30, 2024	57,395,957.902	0.2200	—	0.2200	12,628
August 2, 2024	August 31, 2024	September 27, 2024	61,912,050.088	0.2200	—	0.2200	13,621
August 2, 2024	September 30, 2024	October 30, 2024	66,374,648.607	0.2200	—	0.2200	14,602
Total dividends declared for the year ended September 30, 2024							$117,204

Period from June 30, 2023 (commencement of operations) to September 30, 2023
July 31, 2023	July 31, 2023	August 29, 2023	26,012,927.600	$0.2100	$—	$0.2100	$5,463
August 2, 2023	August 31, 2023	September 29, 2023	26,072,695.096	0.2100	—	0.2100	5,475
August 2, 2023	September 30, 2023	October 30, 2023	26,133,510.522	0.2100	—	0.2100	5,488
Total dividends declared for the period from June 30, 2023 (commencement of operations) to September 30, 2023							$16,426

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Class S
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
Year ended September 30, 2025
August 2, 2024	October 31, 2024	November 27, 2024	3,007,320.468	$0.2022	$—	$0.2022	$608
November 14, 2024	November 30, 2024	December 27, 2024	3,243,641.371	0.1697	—	0.1697	551
November 14, 2024	December 30, 2024	January 30, 2025	3,453,828.187	0.1697	0.0050	0.1747	603
November 14, 2024	January 31, 2025	February 27, 2025	3,886,006.125	0.1697	—	0.1697	660
February 3, 2025	February 28, 2025	March 28, 2025	4,196,829.365	0.1697	—	0.1697	712
February 3, 2025	March 31, 2025	April 29, 2025	4,840,168.159	0.1697	—	0.1697	822
February 3, 2025	April 30, 2025	May 30, 2025	5,439,734.002	0.1698	—	0.1698	923
May 2, 2025	May 31, 2025	June 27, 2025	5,538,806.682	0.1698	—	0.1698	940
May 2, 2025	June 30, 2025	July 30, 2025	5,997,598.867	0.1697	—	0.1697	1,018
May 2, 2025	July 31, 2025	August 29, 2025	6,418,843.101	0.1697	—	0.1697	1,089
August 1, 2025	August 31, 2025	September 29, 2025	7,103,815.717	0.1697	0.0125	0.1822	1,294
August 1, 2025	September 30, 2025	October 30, 2025	7,443,664.000	0.1697	—	0.1697	1,263
Total dividends declared for the year ended September 30, 2025							$10,483

Year ended September 30, 2024
April 19, 2024	April 30, 2024	May 30, 2024	814,973.864	$0.2022	$—	$0.2022	$165
May 3, 2024	May 31, 2024	June 28, 2024	1,047,494.875	0.2022	—	0.2022	212
May 3, 2024	June 30, 2024	July 30, 2024	1,444,919.231	0.2022	—	0.2022	292
May 3, 2024	July 31, 2024	August 30, 2024	1,914,357.236	0.2022	—	0.2022	387
August 2, 2024	August 31, 2024	September 27, 2024	2,168,575.972	0.2022	—	0.2022	437
August 2, 2024	September 30, 2024	October 30, 2024	2,633,722.656	0.2022	—	0.2022	533
Total dividends declared for the year ended September 30, 2024							$2,026

(1) Distribution per share is net of shareholder servicing and/or distribution fees.
The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2025, 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023.

Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
Year ended September 30, 2025
October 30, 2024	197,076.899	$25.10	$4,946
November 27, 2024	216,447.740	25.06	5,424
December 27, 2024	188,585.563	25.08	4,730
January 30, 2025	203,148.950	25.14	5,107
February 27, 2025	208,604.546	25.12	5,240
March 28, 2025	228,087.229	25.10	5,725
April 29, 2025	247,571.209	25.05	6,202
May 30, 2025	264,308.663	25.03	6,616
June 27, 2025	278,358.696	25.11	6,990
July 30, 2025	291,683.610	25.18	7,344
August 29, 2025	303,122.896	25.19	7,636
September 29, 2025	339,230.568	25.18	8,542
	2,966,226.569		$74,502

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Year ended September 30, 2024
October 30, 2023	60,820.367	$25.00	$1,521
November 29, 2023	61,702.502	25.00	1,543
December 29, 2023	65,437.311	25.07	1,640
January 30, 2024	71,107.248	25.07	1,782
February 28, 2024	79,967.559	25.02	2,001
March 29, 2024	87,070.703	25.06	2,182
April 29, 2024	99,037.604	25.17	2,493
May 30, 2024	122,125.775	25.15	3,071
June 28, 2024	137,358.303	25.19	3,460
July 30, 2024	155,390.771	25.12	3,904
August 30, 2024	165,834.688	25.08	4,159
September 27, 2024	180,965.287	25.12	4,546
	1,286,818.118		$32,302

Period from June 30, 2023 (commencement of operations) to September 30, 2023
August 29, 2023	59,767.496	$25.00	$1,494
September 29, 2023	60,815.426	25.05	1,524
	120,582.922		$3,018

Class S
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
Year ended September 30, 2025
October 30, 2024	10,731.076	$25.10	$269
November 27, 2024	13,049.707	25.06	327
December 27, 2024	11,639.449	25.08	292
January 30, 2025	12,881.581	25.14	324
February 27, 2025	14,028.533	25.12	353
March 28, 2025	15,450.346	25.10	388
April 29, 2025	18,256.100	25.05	457
May 30, 2025	20,858.571	25.03	522
June 27, 2025	21,615.754	25.11	542
July 30, 2025	23,376.876	25.18	589
August 29, 2025	24,567.990	25.19	619
September 29, 2025	26,861.784	25.18	676
	213,317.767		$5,358

Year ended September 30, 2024
May 30, 2024	4,241.079	$25.15	$107
June 28, 2024	5,174.259	25.19	130
July 30, 2024	5,556.489	25.12	140
August 30, 2024	7,311.407	25.08	183
September 27, 2024	8,168.707	25.12	205
	30,451.941		$765
(1) Reflects DRIP shares issued multiplied by the unrounded amount per share.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Share Repurchase Program

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice, if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents share repurchases completed under the share repurchase program during the years ended September 30, 2025 and 2024. There were no share repurchases completed under the share repurchase program during the period from June 30, 2023 (commencement of operations) to September 30, 2023.

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)
Year ended September 30, 2025
November 1, 2024	591,629.063	0.86%	$25.10	September 30, 2024	$14,847	—
February 3, 2025	176,927.429	0.22%	25.14	December 31, 2024	4,438	—
May 1, 2025	845,739.277	0.86%	25.03	March 31, 2025	21,066	—
August 1, 2025	1,542,727.770	1.28%	25.18	June 30, 2025	38,789	—
	3,157,023.539				$79,140	—

Year ended September 30, 2024
February 1, 2024	27,300.000	0.10%	$25.07	December 31, 2023	$670	—
August 1, 2024	65,726.334	0.12%	25.12	June 30, 2024	1,640	—
	93,026.334				$2,310	—

(1)Percentage is based on total shares as of the close of the repurchase pricing date.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2025 and 2024 and the period from June 30, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2025		Year ended September 30, 2024		Period from June 30, 2023 (commencement of operations) to September 30, 2023
	Class I	Class S	Class I	Class S	Class I
Earnings available to shareholders	$245,230	$10,833	$119,726	$1,916	$16,423
Basic and diluted weighted average shares outstanding	103,755,744	5,033,036	44,385,411	1,666,686	26,035,443
Basic and diluted earnings per share	$2.36	$2.15	$2.70	$1.15	$0.63

Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

The Company received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective October 1, 2025
Class I	$153,415
Class S	$12,277
Approximate subscriptions effective November 1, 2025
Class I	$156,957
Class S	$13,583

On October 30, 2025, the Company issued 325,066 Class I Shares and 26,025 Class S Shares through the DRIP.

The Company repurchased 1,963,165 of its Class I Shares and 47,906 of its Class S Shares pursuant to the tender offer to repurchase up to 5% of its Class I Shares and Class S Shares outstanding as of June 30, 2025 that commenced on September 25, 2025 and closed on November 3, 2025.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875
November 14, 2025	November 30, 2025	December 30, 2025	$0.1875
November 14, 2025	December 31, 2025	January 29, 2026	$0.1875
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875
Class S Distributions
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875
November 14, 2025	November 30, 2025	December 30, 2025	$0.1875
November 14, 2025	December 31, 2025	January 29, 2026	$0.1875
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Our Code of Ethics and the Code of Ethics of GC Advisors are filed as an exhibit to this Annual Report on Form 10-K, and our Code of Ethics and our Code of Conduct are accessible on our website at www.gcredbdc.com. We intend to disclose any material amendments to or waivers of required provisions of our Code of Conduct or the Code of Ethics on a Current Report on Form 8-K.

Except for the foregoing information regarding our Code of Conduct, the information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 134
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Third Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on November 19, 2025).
4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.2	Form of Subscription Agreement for Seed Capital, dated as of April 27, 2023, by and between the Registrant and GGP Class B-P, LLC. (Incorporated by reference to Exhibit (p) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.3	Description of securities.	*
4.4	Indenture, dated as of September 12, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.5	First Supplemental Indenture, dated as of September 12, 2024, relating to the 5.800% notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.6	Second Supplemental Indenture, dated as of February 24, 2025, relating to the 5.875% notes due 2030, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 24, 2025).
4.7	Third Supplemental Indenture, dated as of July 23, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025).
4.8	Form of 5.800% notes due 2029 (Included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024 and incorporated by reference).
4.9	Form of 5.800% notes due 2029 (Included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024 and incorporated by reference).
4.10	Form of 5.875% notes due 2030 (Included in Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on February 24, 2025 and incorporated by reference).
4.11	Form of 5.875% notes due 2030 (Included in Exhibit 4.5 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on February 24, 2025 and incorporated by reference).
4.12	Form of 5.450% notes due 2028 (Included in Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025 and incorporated by reference).
4.13	Form of 5.450% notes due 2028 (Included in Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025 and incorporated by reference).

Number	Description

4.14	Registration Rights Agreement, dated as of September 12, 2024, by and among the Company and SMBC Nikko Securities America Inc., BNP Paribas Securities Corp., RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.15	Registration Rights Agreement, dated as of February 24, 2025, by and among the Registrant and Wells Fargo Securities, LLC, Mizuho Securities USA LLC, Natixis Securities Americas LLC, and SMBC Nikko Securities America Inc., as representatives of the Initial Purchasers. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 24, 2025).
4.16	Registration Rights Agreement, dated as of July 23, 2025, by and among the Registrant and Wells Fargo Securities, LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC and Truist Securities, Inc., as representatives of the Initial Purchasers. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025).
10.1	Second Amended and Restated Investment Advisory Agreement by and between the Registrant and GC Advisors LLC, dated November 14, 2025.	*
10.2	Amended and Restated Administration Agreement, dated as of November 14, 2025, by and between the Registrant and Golub Capital LLC.	*
10.3	Amended and Restated Loan Administration and Custodial Agreement, dated as of June 10, 2025 by and between the Registrant and Computershare Trust Company, N.A.. (Incorporated by reference to Exhibit (j)(1) to the Registration Statement on Form N-2 (File No. 333-290479), filed on September 23, 2025).
10.4	Trademark License Agreement, dated as of April 28, 2023, by and between Golub Capital LLC and the Registrant. (Incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.5	Distribution Reinvestment Plan of the Registrant, dated April 4, 2023. (Incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.6	Manager Dealer Agreement, dated as of April 28, 2023, by and between the Registrant and Arete Wealth Management, LLC. (Incorporated by reference to Exhibit (h)(1) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.7	Form of Selected Intermediary Agreement. (Incorporated by reference to Exhibit (h)(2) to the Post-Effective Amendment No. 10 to the Registration Statement on Form N-2 (File No. 333-272674), filed on May 22, 2025).
10.8	Distribution and Servicing Plan of the Registrant. (Incorporated by reference to Exhibit (h)(3) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.9	Amended and Restated Distribution and Servicing Plan of the Registrant. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01555), filed on May 15, 2024).
10.10	Form of Escrow Agreement. (Incorporated by reference to Exhibit (k)(2) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 30, 2023).
10.11	Services Agreement and Master Agreement by and between the Registrant and SS&C GIDS, Inc., dated May 5, 2023. (Incorporated by reference to Exhibit (k)(3) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.12	Multiple Class Plan of the Registrant, dated April 4, 2023. (Incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.13	Expense Support and Conditional Reimbursement Agreement by and between the Registrant and the Investment Adviser, dated April 28, 2023. (Incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).

Number	Description

10.14	Share Purchase and Sale Agreement, dated as of July 1, 2023, by and among the Company, GCP HS Fund, GCP CLO Holdings Sub LP and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.15	Syndicated Corporate Revolving Credit Facility, dated as of June 8, 2023, by and among GCP SG Warehouse 2022-1, as borrower, the Lenders party thereto from time to time, the Subordinated Noteholders party thereto from time to time, Société Générale, as administrative agent, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.16	Amended and Restated Credit Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, Société Générale, as administrative agent, the Lenders and the Subordinated Noteholders party thereto from time to time, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.17	Amended and Restated Collateral Management Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.18	Revolving Loan Agreement, dated as of July 3, 2023, by and among the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.19	First Amendment to Revolving Loan Agreement, dated as of December 19, 2023, by and among the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 20, 2023).
10.20	Second Amendment to Revolving Loan Agreement, dated as of March 21, 2024, by and between the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on March 22, 2024).
10.21	Third Amendment to Revolving Loan Agreement, dated as of June 21, 2024, by and between the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on June 26, 2024).
10.22	Senior Secured Revolving Credit Agreement, dated as of September 6, 2023, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 12, 2023).
10.23	Response to Notice of Commitment Increase Request, dated as of December 15, 2023, by and among the Company, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 20, 2023).
10.24	Response to Notice of Commitment Increase Request, dated as of March 28, 2024, by and among the Company, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on April 3, 2024).
10.25	Response to Notice of Commitment Increase Request, dated as of March 5, 2025, by and among the Registrant, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 11, 2025).

Number	Description

10.26	First Amendment to the SMBC Credit Facility, dated as of May 6, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on May 10, 2024).
10.27	Second Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on July 30, 2024).
10.28	Indenture, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer, and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.29	Note Purchase Agreement, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer and SG Americas Securities, LLC as Initial Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.30	Collateral Management Agreement, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.31	Master Loan Sale Agreement, dated as of September 21, 2023, by and among the Company, as the Seller, Golub Capital Private Credit Fund CLO Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO, as Buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.32	Master Note Purchase Agreement, dated as of May 22, 2024, by and among the Company and the purchasers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on May 28, 2024).
10.33	Third Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, and the Second Amendment thereto, dated as of July 24, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on November 27, 2024).
10.34	Credit Agreement, dated May 9, 2025, by and among GCRED Funding, the Company, Bank of America, and Computershare Trust Company, N.A., as collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K
(File No. 814-01555), filed on May 15, 2025).
10.35	Fourth Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, the Second Amendment thereto, dated as of July 24, 2024, and the Third Amendment thereto, dated as of November 22, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-01555), filed on June 27, 2025).
10.36	Indenture, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Issuer, and Computershare Trust Company, N.A., as Collateral Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.37	Note Purchase Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Issuer and SG Americas Securities, LLC as Initial Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).

Number	Description

10.38	Class A-1L-1 Credit Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Borrower, Computershare Trust Company, N.A., as Loan Agent and Collateral Trustee and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.39	Class A-1L-2 Credit Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Borrower, Computershare Trust Company, N.A., as Loan Agent and Collateral Trustee and the Lenders party thereto. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.40	Class A-2L Credit Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Borrower, Computershare Trust Company, N.A., as Loan Agent and Collateral Trustee and the Lenders party thereto. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.41	Class B-L Credit Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Borrower, Computershare Trust Company, N.A., as Loan Agent and Collateral Trustee and the Lenders party thereto. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.42	Collateral Management Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Issuer and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.43	Master Loan Sale Agreement, dated as of September 18, 2025, by and among the Company, as the Seller, Golub Capital Private Credit Fund CLO 2 Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO 2, as Buyer.
(Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.44	Amended and Restated Indenture, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer, and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.45	Note Purchase Agreement, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer and SG Americas Securities, LLC as Initial Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.46	Amended and Restated Collateral Management Agreement, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.47	Amended and Restated Master Loan Sale Agreement, dated as of September 25, 2025, by and among the Company, as the Seller, Golub Capital Private Credit Fund CLO Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO-R, as Buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).
21.1	List of subsidiaries.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*

Number	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

Item 16: Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Private Credit Fund

Date: November 25, 2025	By:	/s/ David B. Golub
Name: David B. Golub
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Trustee	November 25, 2025
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer, Treasurer and Trustee	November 25, 2025
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ John T. Baily	Trustee	November 25, 2025
John T. Baily
/s/ Kenneth F. Bernstein	Trustee	November 25, 2025
Kenneth F. Bernstein
/s/ Lofton P. Holder	Trustee	November 25, 2025
Lofton P. Holder
/s/ Anita J. Rival	Trustee	November 25, 2025
Anita J. Rival
/s/ William M. Webster IV	Trustee	November 25, 2025
William M. Webster IV