Form 10-Q
period 2025-12-31
Golub Capital Private Credit Fund
filed 2026-02-12
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 12, 2026, the Registrant had outstanding Class I and Class S common shares of beneficial interest, $0.01 par value, outstanding of 170,787,848 and 8,394,906, respectively. Common shares of beneficial interest outstanding excludes February 1, 2026 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2025	September 30, 2025
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $9,839,254 and $8,479,341, respectively)	$9,913,408	$8,555,251
Cash	59,718	14,857
Cash equivalents	19,110	29,020
Foreign currencies (cost of $9,374 and $4,645, respectively)	9,525	4,352
Restricted cash	28,951	40,618
Restricted cash equivalents	62,662	383,616
Interest receivable	82,604	74,426
Receivable for investments	9,648	9,373
Deferred offering costs	2,299	1,168
Net unrealized appreciation on derivatives	20,178	22,144
Other assets	1,611	1,748
Total Assets	$10,209,714	$9,136,573
Liabilities
Debt	$5,419,758	$4,699,707
Less unamortized debt issuance costs	(35,613)	(38,246)
Debt less unamortized debt issuance costs	5,384,145	4,661,461
Other short-term borrowings	133,354	74,178
Interest payable	50,727	20,215
Distributions payable	33,188	30,116
Management and income incentive fees payable	27,814	23,088
Payable for investments purchased	80,772	241,534
Accrued trustee fees	629	662
Net unrealized depreciation on derivatives	10,912	11,371
Accounts payable and other liabilities	15,520	14,479
Total Liabilities	5,737,061	5,077,104
Commitments and Contingencies (Note 8)
Net Assets
Preferred shares, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and September 30, 2025.	—	—
Common shares, par value $0.01 per share, unlimited shares authorized, 177,824,004.558 and 161,326,430.474 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively.	1,778	1,613
Paid in capital in excess of par	4,459,342	4,044,440
Distributable earnings (losses)	11,533	13,416
Total Net Assets	4,472,653	4,059,469
Total Liabilities and Total Net Assets	$10,209,714	$9,136,573

Net Asset Value Per Share
Class I Shares:
Net assets	$4,255,629	$3,872,168
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	169,195,375.880	153,882,766.474
Net asset value per common share	$25.15	$25.16
Class S Shares:
Net assets	$217,024	$187,302
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	8,628,628.678	7,443,664.000
Net asset value per common share	$25.15	$25.16

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2025	2024
Investment income
Interest income	$197,957	$88,207
Payment-in-kind interest income	11,970	4,657
Dividend income	656	106
Fee income	733	277
Total investment income	211,316	93,247
Expenses
Interest and other debt financing expenses	78,891	36,369
Base management fee	13,671	6,062
Incentive fee	13,635	7,100
Administrative service fee	2,517	977
Professional fees	4,216	3,054
General and administrative expenses	256	174
Distribution and shareholder servicing fees
Class S	447	172
Total expenses	113,633	53,908
Net investment income	97,683	39,339
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(378)	(5)
Foreign currency transactions	970	(578)
Net realized gain (loss) on investment transactions	592	(583)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(3,368)	10,912
Forward currency contracts	612	1,599
Translation of assets and liabilities in foreign currencies	(446)	(1,828)
Net change in unrealized appreciation (depreciation) on investment transactions	(3,202)	10,683
Net gain (loss) on investment transactions	(2,610)	10,100
Net increase (decrease) in net assets resulting from operations	$95,073	$49,439
Per Common Share Data
Class I Shares:
Earnings available to shareholders	$90,909	$47,525
Basic and diluted weighted average common shares outstanding (Note 11)	164,502,015	73,669,932
Basic and diluted earnings per common share (Note 11)	$0.55	$0.65
Class S Shares:
Earnings available to shareholders	$4,164	$1,914
Basic and diluted weighted average common shares outstanding (Note 11)	8,328,486	3,224,475
Basic and diluted earnings per common share (Note 11)	$0.50	$0.60

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	69,008,371.263	$690	$1,727,522	$4,130	$1,732,342
Issuance of common shares
Class I	11,384,439.822	114	285,411	—	285,525
Class S	784,685.299	8	19,675	—	19,683
Repurchase of common shares, net of early repurchase deduction
Class I	(591,629.063)	(6)	(14,841)	—	(14,847)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	39,339	39,339
Net realized gain (loss) on investment transactions	—	—	—	(583)	(583)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	10,683	10,683
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I	602,110.202	6	15,094	—	15,100
Class S	35,420.232	—	888	—	888
Distributions from distributable earnings (losses)
Class I	—	—	—	(29,239)	(29,239)
Class S	—	—	—	(1,159)	(1,159)
Distributions declared and payable
Class I	—	—	—	(14,971)	(14,971)
Class S	—	—	—	(603)	(603)
Total increase (decrease) for the three months ended December 31, 2024	12,215,026.492	122	306,227	3,467	309,816
Balance at December 31, 2024	81,223,397.755	$812	$2,033,749	$7,597	$2,042,158
Balance at September 30, 2025	161,326,430.474	$1,613	$4,044,440	$13,416	$4,059,469
Issuance of common shares
Class I	16,269,869.602	163	409,086	—	409,249
Class S	1,149,977.576	11	28,915	—	28,926
Repurchase of common shares, net of early repurchase deduction
Class I	(1,963,165.720)	(20)	(49,275)	—	(49,295)
Class S	(47,906.272)	—	(1,200)	—	(1,200)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	97,683	97,683
Net realized gain (loss) on investment transactions	—	—	—	592	592
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(3,202)	(3,202)
Distributions to shareholders:
Shares issued in connection with distribution reinvestment plan
Class I	1,005,905.525	10	25,292	—	25,302
Class S	82,893.373	1	2,084	—	2,085
Distributions from distributable earnings (losses)
Class I	—	—	—	(60,977)	(60,977)
Class S	—	—	—	(2,791)	(2,791)
Distributions declared and payable
Class I	—	—	—	(31,724)	(31,724)
Class S	—	—	—	(1,464)	(1,464)
Total increase (decrease) for the three months ended December 31, 2025	16,497,574.084	165	414,902	(1,883)	413,184
Balance at December 31, 2025	177,824,004.558	$1,778	$4,459,342	$11,533	$4,472,653
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$95,073	$49,439
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,005	1,487
Amortization of deferred offering costs	535	562
Amortization of discounts on issued debt securities	821	288
Accretion of discounts and amortization of premiums on investments	(5,207)	(2,738)
Net realized (gain) loss on investments	378	5
Net realized (gain) loss on foreign currency transactions	(970)	578
Net change in unrealized (appreciation) depreciation on investments	3,368	(10,912)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(612)	(1,599)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	446	1,828
Net change in unrealized (appreciation) depreciation on interest rate swaps	56	3,198
Proceeds from (fundings of) revolving loans, net	(19,567)	(2,163)
Purchases and fundings of investments	(1,742,835)	(878,582)
Proceeds from principal payments and sales of portfolio investments	421,786	93,554
Payment-in-kind interest capitalized	(11,969)	(4,816)
Non-cash dividends capitalized	(625)	(106)
Changes in operating assets and liabilities:
Interest receivable	(8,178)	(358)
Receivable for investments	(275)	(5,443)
Other assets	137	(1,446)
Interest payable	30,512	6,804
Management and income incentive fees payable	4,726	2,263
Payable for investments purchased	(160,762)	(78,890)
Accrued trustee fees	(33)	80
Accounts payable and other liabilities	1,041	742
Net cash provided by (used in) operating activities	(1,389,149)	(826,225)
Cash flows from financing activities
Borrowings on debt	1,554,668	462,275
Repayments of debt	(836,799)	—
Proceeds from other short-term borrowings	68,822	—
Repayments on other short-term borrowings	(9,646)	—
Capitalized debt issuance costs	(372)	(3,287)
Deferred offering costs	(1,666)	(199)
Proceeds from issuance of common shares	438,175	305,208
Repurchased shares, net of early repurchase deduction paid	(50,495)	(14,847)
Distributions paid	(66,497)	(29,545)
Net cash provided by (used in) financing activities	1,096,190	719,605
Net change in cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents	(292,959)	(106,620)
Effect of foreign currency exchange rates	462	(630)
Cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents, beginning of period	472,463	189,643
Cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents, end of period	$179,966	$82,393

Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$61,846	$24,591
Distributions declared for the period	96,956	45,972
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with distribution reinvestment plan	$27,387	$15,988
Change in distributions payable	3,072	439
(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2025	September 30, 2025
Cash	$59,718	$14,857
Cash equivalents	19,110	29,020
Foreign currencies (cost of $9,374 and $4,645, respectively)	9,525	4,352
Restricted cash	28,951	40,618
Restricted cash equivalents	62,662	383,616
Total cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents shown in the Consolidated Statements of Cash Flows(1)	$179,966	$472,463
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Bleriot US Bidco Inc.^(8)(25)	Senior secured	SF +	2.50%	(i)	6.17%				10/2030	$15,085	$15,117	0.3%	$15,176
Element Materials Technology^(8)	Senior secured	SF +	3.68%	(i)	7.35%				06/2029	18,342	18,324	0.4	18,526
Jeppesen Holdings, LLC^	One stop	SF +	4.75%	(i)	8.59%				11/2032	109,176	108,776	2.4	108,357
Jeppesen Holdings, LLC^(5)	One stop				N/A(6)				11/2032	—	(21)	—	(42)
Kaman Corporation#(25)	Senior secured	SF +	2.50%	(i)(j)	6.38%				02/2032	3,410	3,402	0.1	3,428
Kaman Corporation#(25)	Senior secured	SF +	2.50%	(i)	6.43%				02/2032	31	30	—	33
LSF11 Trinity Bidco, Inc.^#	Senior secured	SF +	2.50%	(h)	6.23%				06/2030	15,007	15,031	0.3	15,083
PPW Aero Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(8)	—	—
PPW Aero Buyer, Inc.*	One stop	SF +	5.00%	(i)	8.67%				09/2031	1,697	1,688	—	1,697
PPW Aero Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(27)	—	—
Propulsion Newco LLC#(8)	Senior secured	SF +	2.50%	(i)	6.17%				12/2032	6,600	6,584	0.2	6,641
Signia Aerospace, LLC^#	Senior secured	SF +	2.75%	(i)	6.57%				12/2031	8,521	8,519	0.2	8,563
Signia Aerospace, LLC^#(5)	Senior secured				N/A(6)				12/2031	—	(1)	—	2
SMX Technologies^#	Senior secured	SF +	4.50%	(h)	8.22%				02/2032	7,565	7,570	0.2	7,495
Titan BW Borrower L.P.*^(24)	One stop	SF +	5.38%	(i)	6.38%	cash/	2.88%	PIK	07/2032	16,104	15,955	0.4	16,104
Titan BW Borrower L.P.^(5)	One stop				N/A(6)				07/2032	—	(25)	—	—
Titan BW Borrower L.P.^(5)	One stop				N/A(6)				07/2032	—	(6)	—	—
Transdigm, Inc.^#(8)(25)	Senior secured	SF +	2.25%	(h)	5.97%				03/2030	21,021	20,988	0.5	21,105
										222,559	221,896	5.0	222,168
Air Freight & Logistics
RJW Group Holdings, Inc.*^	One stop	SF +	5.00%	(i)	8.67%				11/2031	49,796	48,922	1.1	49,796
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.73%				11/2031	3,145	3,083	0.1	3,145
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(i)	8.67%				11/2031	53,127	52,620	1.2	53,127
RJW Group Holdings, Inc.^(5)	One stop				N/A(6)				11/2031	—	(43)	—	—
										106,068	104,582	2.4	106,068
Airlines
Brown Group Holding, LLC ^#(8)(10)(25)	Senior secured	SF +	2.75%	(h)(i)	6.56%				07/2031	11,905	11,918	0.3	11,978
Brown Group Holding, LLC ^(8)(10)(25)	Senior secured	SF +	2.50%	(h)	6.22%				07/2031	1,791	1,792	—	1,802
KKR Apple Bidco, LLC^(25)	Senior secured	SF +	2.50%	(h)	6.22%				09/2031	9,048	9,051	0.2	9,105
										22,744	22,761	0.5	22,885
Auto Components
Arnott, LLC*	One stop	SF +	4.75%	(j)	8.62%				11/2030	4,786	4,747	0.1	4,642
Arnott, LLC^	One stop	SF +	4.75%	(j)	8.50%				11/2030	462	456	—	438
Collision SP Subco, LLC*&	One stop	SF +	4.75%	(i)	8.59%				01/2030	15,993	15,808	0.4	15,993
Collision SP Subco, LLC&	One stop	SF +	4.75%	(i)(j)	8.45%				01/2030	9,335	9,265	0.2	9,335
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)	8.57%				01/2030	381	351	—	381
Collision SP Subco, LLC&	One stop	SF +	4.75%	(i)	8.59%				01/2030	1,210	1,200	—	1,210
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)(j)	8.48%				01/2030	2,774	2,646	0.1	2,774
OEConnection, LLC&^	One stop	SF +	4.50%	(h)	8.23%				12/2032	53,247	52,854	1.2	53,335
OEConnection, LLC^(5)	One stop				N/A(6)				12/2032	—	(38)	—	9
OEConnection, LLC^(5)	One stop				N/A(6)				12/2032	—	(39)	—	18
RC Buyer, Inc.^(25)	Senior secured	SF +	3.50%	(h)	7.33%				07/2028	9,333	9,337	0.2	9,309
RealTruck Group, Inc.^(8)(25)	Senior secured	SF +	3.75%	(h)	7.58%				01/2028	10,155	10,094	0.2	7,870
Wand NewCo 3, Inc.^(8)(25)	Senior secured	SF +	2.50%	(h)	6.22%				01/2031	14,005	14,031	0.3	14,035
										121,681	120,712	2.7	119,349
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Automobiles
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(i)	8.98%		06/2030	$34,671	$34,299	0.8%	$34,671
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(a)(i)	9.48%		06/2030	1,408	1,368	—	1,408
Denali Midco 2, LLC^(24)	Second lien	N/A			13.00%	PIK	12/2029	26,697	26,524	0.6	26,697
Denali Midco 2, LLC*&	One stop	SF +	5.25%	(h)	8.97%		12/2028	16,886	16,624	0.4	16,886
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	8.92%		12/2029	598	590	—	598
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	8.92%		12/2029	124	123	—	124
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	8.92%		12/2029	105	105	—	105
High Bar Brands Operating, LLC^(5)	Senior secured				N/A(6)		12/2029	—	(2)	—	—
JHCC Holdings LLC*	One stop	SF +	5.25%	(i)	8.92%		09/2027	9,384	9,358	0.2	9,384
JHCC Holdings LLC^	One stop	SF +	5.25%	(i)	8.92%		09/2027	4,253	4,229	0.1	4,253
JHCC Holdings LLC*	One stop	SF +	5.25%	(i)	8.92%		09/2027	2,571	2,566	0.1	2,571
Lincoln Acq Buyer, LLC*	One stop	SF +	4.50%	(h)	8.22%		11/2032	5,593	5,566	0.1	5,565
Lincoln Acq Buyer, LLC^	One stop	SF +	4.50%	(h)(i)	8.22%		11/2032	165	163	—	163
Lincoln Acq Buyer, LLC^	One stop	SF +	4.50%	(i)	8.20%		11/2032	84	67	—	67
Mavis Tire Express Services Topco, Corp.^#(8)(25)	Senior secured	SF +	3.00%	(h)	6.72%		05/2028	22,051	22,091	0.5	22,156
Mister Car Wash Holdings, Inc.^(8)(25)	Senior secured	SF +	2.50%	(h)	6.22%		03/2031	11,805	11,831	0.3	11,865
National Express Wash Parent Holdco, LLC&^	One stop	SF +	5.00%	(i)	8.67%		07/2029	37,699	37,164	0.8	37,699
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(j)	8.87%		07/2029	1,524	1,486	—	1,524
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(j)	8.60%		07/2029	13,699	13,523	0.3	13,699
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	8.67%		07/2029	12,121	12,069	0.3	12,121
Paint Intermediate III, LLC^#(25)	Senior secured	SF +	3.00%	(i)	6.87%		10/2031	15,995	15,980	0.4	16,100
Quick Quack Car Wash Holdings, LLC&	One stop	SF +	4.75%	(h)	8.47%		06/2031	2,484	2,467	0.1	2,484
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	8.47%		06/2031	139	138	—	139
Quick Quack Car Wash Holdings, LLC^(5)	One stop				N/A(6)		06/2031	—	(1)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	8.47%		06/2031	896	881	—	896
Quick Quack Car Wash Holdings, LLC*^	One stop	SF +	4.75%	(h)	8.47%		06/2031	2,106	2,100	—	2,106
TWAS Holdings, LLC*&^	One stop	SF +	4.75%	(h)	8.47%		12/2029	24,786	24,466	0.5	24,662
TWAS Holdings, LLC^(5)	One stop				N/A(6)		12/2029	—	(35)	—	(37)
Yorkshire Parent, Inc.*&	One stop	SF +	5.50%	(i)	9.17%		12/2029	12,681	12,567	0.3	12,681
Yorkshire Parent, Inc.&	One stop	SF +	5.00%	(i)	8.84%		12/2029	11,861	11,813	0.3	11,861
Yorkshire Parent, Inc.&	One stop	SF +	5.50%	(i)	9.34%		12/2029	3,513	3,482	0.1	3,513
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.17%		12/2029	738	705	—	738
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(i)	8.84%		12/2029	4,000	3,879	0.1	4,000
								280,637	278,186	6.3	280,699
Banks
Empyrean Solutions, LLC&	One stop	SF +	4.50%	(i)	8.17%		11/2031	9,959	9,917	0.2	9,959
Empyrean Solutions, LLC^(5)	One stop				N/A(6)		11/2031	—	(6)	—	—
Empyrean Solutions, LLC^(5)	One stop				N/A(6)		11/2031	—	(17)	—	—
OSP Hamilton Purchaser, LLC*	One stop	SF +	4.75%	(i)	8.59%		12/2029	2,769	2,745	0.1	2,769
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(i)	8.64%		12/2029	2,648	2,626	0.1	2,648
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(i)	8.59%		12/2029	695	685	—	695
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(i)	8.61%		12/2029	632	602	—	632
								16,703	16,552	0.4	16,703
Beverages
Financial Information Technologies, LLC^(5)	One stop				N/A(6)		06/2030	—	(17)	—	—
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.42%		06/2030	84	83	—	84
Financial Information Technologies, LLC&^	One stop	SF +	4.75%	(i)	8.42%		06/2030	41,191	41,099	0.9	41,191
Spindrift Beverage Co. Inc.*^	One stop	SF +	5.00%	(i)	8.94%		02/2032	22,323	22,078	0.5	22,323
Spindrift Beverage Co. Inc.^(5)	One stop				N/A(6)		02/2032	—	(48)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spindrift Beverage Co. Inc.^(5)	One stop				N/A(6)				02/2032	$—	$(14)	—%	$—
Winebow Holdings, Inc.^	One stop	SF +	6.25%	(h)	10.07%				12/2027	15,235	14,950	0.3	12,798
										78,833	78,131	1.7	76,396
Building Products
BECO Holding Company, Inc.&^	One stop	SF +	5.25%	(i)	9.07%				11/2028	2,120	2,111	—	2,120
BECO Holding Company, Inc.^(5)	One stop				N/A(6)				11/2028	—	(20)	—	—
Pye-Barker Fire and Safety, LLC#	Senior secured	SF +	2.50%	(i)	6.21%				12/2032	8,700	8,657	0.2	8,764
Pye-Barker Fire and Safety, LLC#	Senior secured				N/A(6)				12/2032	—	—	—	10
										10,820	10,748	0.2	10,894
Capital Markets
BlueMatrix Holdings, LLC*&	One stop	SF +	4.75%	(i)	8.42%				01/2031	23,795	23,638	0.5	23,795
BlueMatrix Holdings, LLC*	One stop	SF +	4.75%	(i)	8.42%				01/2031	10,556	10,464	0.2	10,556
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.42%				01/2031	1,634	1,612	0.1	1,634
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.42%				01/2031	3,551	3,521	0.1	3,551
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.42%				01/2031	5,171	5,153	0.1	5,171
Edelman Financial Center, LLC^#(25)	Senior secured	SF +	3.00%	(h)	6.72%				04/2028	22,706	22,749	0.5	22,851
										67,413	67,137	1.5	67,558
Chemicals
AP Adhesives Holdings, LLC^(5)	One stop				N/A(6)				04/2032	—	(82)	—	—
AP Adhesives Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(40)	—	—
AP Adhesives Holdings, LLC*^	One stop	SF +	4.75%	(i)	8.66%				04/2032	54,929	54,682	1.2	54,929
INEOS US Finance LLC and INEOS Finance PLC^(8)(10)	Senior secured	SF +	3.25%	(h)	6.97%				02/2030	9,653	9,579	0.2	7,858
Inhance Parent, Inc.^(24)	One stop	SF +	7.00%	(i)	6.32%	cash/	4.50%	PIK	06/2029	403	403	—	403
Inhance Parent, Inc.^(24)	One stop	SF +	7.00%	(i)	6.32%	cash/	4.50%	PIK	06/2029	11,060	9,740	0.2	10,396
Inhance Parent, Inc.^(7)(24)	One stop	N/A			20.00%	PIK			06/2029	5,325	2,133	0.1	2,503
Innophos Holdings, Inc.^(8)	Senior secured	SF +	4.25%	(h)	8.08%				03/2029	5,346	5,320	0.1	5,226
JSG II, Inc. and Checkers USA, Inc.^	One stop	SF +	4.50%	(h)	8.23%				09/2032	20,537	20,438	0.5	20,537
JSG II, Inc. and Checkers USA, Inc.^(5)	One stop				N/A(6)				09/2032	—	(12)	—	—
JSG II, Inc. and Checkers USA, Inc.^(5)	One stop				N/A(6)				09/2032	—	(14)	—	—
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(h)	8.42%				03/2029	8,602	8,541	0.2	8,602
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)(i)	8.46%				03/2029	973	952	—	973
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	8.42%				03/2029	2,680	2,638	0.1	2,680
Windsor Holdings III, LLC^#(8)(25)	Senior secured	SF +	2.75%	(h)	6.47%				08/2030	19,756	19,741	0.4	19,826
W.R. Grace & Co#(8)	Senior secured	SF +	3.00%	(i)	6.69%				08/2032	13,541	13,485	0.3	13,579
										152,805	147,504	3.3	147,512
Commercial Services & Supplies
BradyPLUS Holdings#	Senior secured	SF +	3.50%		7.15%				12/2032	7,000	6,895	0.2	6,937
CHA Vision Holdings, Inc.*^	One stop	SF +	5.00%	(i)	8.87%				01/2031	18,147	17,996	0.4	18,147
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	8.87%				01/2031	5,908	5,859	0.1	5,908
CHA Vision Holdings, Inc.^(5)	One stop				N/A(6)				01/2030	—	(12)	—	—
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	8.87%				01/2031	2,770	2,757	0.1	2,770
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	8.82%				01/2031	346	316	—	346
Dispatch Acquisition Holdings, LLC^	One stop	SF +	4.75%	(i)	8.42%				11/2032	118,948	118,364	2.6	118,354
Dispatch Acquisition Holdings, LLC^	One stop	SF +	4.75%	(a)(i)	8.59%				11/2032	7,840	7,733	0.2	7,732
Energize Holdco, LLC^#(25)	Senior secured	SF +	3.00%	(h)	6.72%				12/2028	12,895	12,928	0.3	12,952
Kleinfelder Intermediate, LLC*^	One stop	SF +	5.00%	(i)	8.84%				09/2030	1,796	1,758	—	1,796
Kleinfelder Intermediate, LLC^(5)	One stop				N/A(6)				09/2028	—	(3)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(i)	8.84%				09/2030	195	193	—	195
OMNIA Partners, LLC^#(25)	Senior secured	SF +	2.75%	(i)	6.45%				12/2032	8,976	8,929	0.2	9,023
Pearl Acquisition Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.17%				12/2032	65	63	—	63
Pearl Acquisition Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.17%				12/2032	6,853	6,836	0.2	6,836
Pearl Acquisition Buyer, Inc.^(5)	One stop				N/A(6)				12/2032	—	(6)	—	(6)
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	8.99%				04/2031	1,436	1,425	—	1,436
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	8.97%				04/2031	239	238	—	239
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	8.97%				04/2030	$110	$108	—%	$110
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	9.00%				04/2031	180	179	—	180
Radwell Parent, LLC*	One stop	SF +	5.50%	(i)	9.17%				03/2029	15,557	15,557	0.4	15,557
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.17%				03/2029	764	500	—	764
Thermostat Purchaser III, Inc.^(25)	Senior secured	SF +	4.25%	(i)	7.92%				08/2028	11,895	11,880	0.3	11,875
Trinity Air Consultants Holdings Corporation^(5)	One stop				N/A(6)				06/2029	—	(4)	—	(6)
Trinity Air Consultants Holdings Corporation^	One stop	SF +	4.50%	(i)	8.50%				06/2029	913	910	—	904
Trinity Air Consultants Holdings Corporation^	One stop	SF +	4.50%	(h)(i)	8.44%				06/2029	2,723	2,716	0.1	2,695
Trinity Air Consultants Holdings Corporation^	One stop	SF +	4.50%	(i)	8.48%				06/2029	5,267	5,217	0.1	5,214
Trinity Air Consultants Holdings Corporation^(5)	One stop				N/A(6)				06/2029	—	(5)	—	(11)
WRE Holding Corp.&^	One stop	SF +	5.00%	(j)	8.87%				07/2031	31,251	31,005	0.7	31,251
WRE Holding Corp.^(5)	One stop				N/A(6)				07/2030	—	(35)	—	—
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	8.62%				07/2031	3,430	3,417	0.1	3,430
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	8.60%				07/2031	2,067	2,059	—	2,067
WRE Holding Corp.&	One stop	SF +	5.00%	(j)	8.60%				07/2031	1,608	1,601	—	1,608
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.60%				07/2031	563	561	—	563
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.60%				07/2031	576	573	—	576
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.60%				07/2031	357	355	—	357
WRE Holding Corp.^(5)	One stop				N/A(6)				07/2031	—	(40)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.71%				07/2031	686	683	—	686
										271,361	269,506	6.0	270,548
Construction & Engineering
Belfor USA Group Inc.^(25)	Senior secured	SF +	2.75%	(h)	6.47%				11/2030	9,634	9,620	0.2	9,694
Chariot Buyer, LLC#(25)	Senior secured	SF +	2.75%	(h)	6.47%				09/2032	12,237	12,243	0.3	12,276
Consor Intermediate II, LLC*^	One stop	SF +	4.50%	(i)	8.17%				05/2031	1,641	1,635	—	1,641
Consor Intermediate II, LLC^(5)	One stop				N/A(6)				05/2031	—	(2)	—	—
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(i)	8.17%				05/2031	58	57	—	58
DCCM, LLC&	One stop	SF +	4.75%	(h)	8.47%				06/2032	4,020	4,002	0.1	4,020
DCCM, LLC^(5)	One stop				N/A(6)				06/2032	—	(4)	—	—
DCCM, LLC^(5)	One stop				N/A(6)				06/2032	—	(9)	—	—
EagleView Technology Corporation#(24)(25)	Senior secured	SF +	6.50%	(i)	9.17%	cash/	1.00%	PIK	08/2028	10,886	10,693	0.2	10,507
Royal Holdco Corporation&^	One stop	SF +	4.50%	(i)	8.24%				12/2030	27,655	27,417	0.6	27,655
Royal Holdco Corporation^	One stop	SF +	4.50%	(i)	8.20%				12/2030	1,730	1,709	0.1	1,730
Royal Holdco Corporation^	One stop	SF +	4.50%	(i)	8.29%				12/2030	1,990	1,950	0.1	1,990
										69,851	69,311	1.6	69,571
Construction Materials
Star Holding, LLC#(8)	Senior secured	SF +	4.50%	(h)	8.22%				07/2031	17,165	17,011	0.4	16,908

Consumer Finance
Ascensus Group Holdings^#(25)	Senior secured	SF +	3.00%	(h)	6.72%				11/2032	26,105	26,032	0.6	26,110

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC ^#(25)	Senior secured	SF +	3.25%	(h)	6.97%				03/2031	17,918	17,845	0.4	17,396
Berlin Packaging, LLC#(25)	Senior secured	SF +	3.25%	(h)(i)	7.11%				06/2031	4,589	4,585	0.1	4,604
Chase Intermediate*&	One stop	SF +	4.75%	(i)	8.59%				10/2028	14,535	14,380	0.3	14,535
Chase Intermediate^	One stop	SF +	4.75%	(i)	8.59%				10/2028	3,432	3,233	0.1	3,432
Iris Holding, Inc.#(25)	Senior secured	SF +	4.75%	(i)	8.69%				06/2028	2,985	2,903	0.1	2,903
Packaging Coordinators Midco, Inc.*^	One stop	SF +	4.50%	(i)	8.34%				07/2032	33,627	33,102	0.8	33,627
Packaging Coordinators Midco, Inc.^(5)	One stop				N/A(6)				07/2032	—	(40)	—	—
Packaging Coordinators Midco, Inc.^	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.50%	(i)	8.34%				07/2032	194	194	—	194
Packaging Coordinators Midco, Inc.^	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.^(5)	One stop				N/A(6)				07/2032	—	(17)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Packaging Coordinators Midco, Inc.^(9)	One stop	SN +	4.50%	(g)	8.22%		07/2032	$16,733	$16,316	0.4%	$16,733
Pegasus BidCo^#(8)(14)	Senior secured	SF +	2.75%	(i)	6.60%		07/2029	18,757	18,763	0.4	18,851
Technimark, LLC^#	Senior secured	SF +	3.25%	(h)	6.98%		04/2031	14,696	14,673	0.3	14,612
WP Deluxe Merger Sub^#	Senior secured	SF +	3.25%	(i)	6.92%		11/2032	10,649	10,622	0.2	10,730
WP Deluxe Merger Sub^#	Senior secured	SF +	3.25%	(i)	6.92%		11/2032	1,494	1,494	—	1,507
								139,609	138,053	3.1	139,124
Diversified Consumer Services
ABC Legal Holdings, LLC*^	One stop	SF +	4.50%	(i)	8.34%		08/2032	26,725	26,599	0.6	26,725
ABC Legal Holdings, LLC^(5)	One stop				N/A(6)		08/2032	—	(25)	—	—
ABC Legal Holdings, LLC^(5)	One stop				N/A(6)		08/2032	—	(38)	—	—
Action Termite Control, LLC^(5)	Senior secured				N/A(6)		12/2032	—	(6)	—	(6)
Action Termite Control, LLC^	Senior secured	SF +	4.25%	(i)	7.96%		12/2032	2,143	2,132	0.1	2,132
Action Termite Control, LLC^(5)	Senior secured				N/A(6)		12/2032	—	(33)	—	(33)
Any Hour, LLC*^	One stop	SF +	5.25%	(i)	8.92%		05/2030	30,207	29,876	0.6	28,394
Any Hour, LLC^(24)	One stop	N/A			13.00%	PIK	05/2031	5,698	5,627	0.1	4,900
Any Hour, LLC^	One stop	SF +	5.25%	(h)(i)	8.96%		05/2030	3,887	3,837	0.1	3,610
Any Hour, LLC^	One stop	SF +	5.25%	(i)	8.92%		05/2030	856	806	—	811
Apex Service Partners, LLC*^	One stop	SF +	5.00%	(i)	8.82%		10/2030	17,845	17,482	0.4	17,889
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.78%		10/2030	13,207	13,153	0.3	13,240
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.82%		10/2030	4,247	4,165	0.1	4,258
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.71%		10/2029	350	315	—	350
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.84%		10/2030	7,647	7,580	0.2	7,666
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.81%		10/2030	15,541	15,442	0.4	15,598
Aptive Environmental, LLC&^	One stop	SF +	4.75%	(h)	8.47%		10/2032	73,308	72,597	1.6	72,575
Aptive Environmental, LLC^(5)	One stop				N/A(6)		10/2032	—	(62)	—	(64)
Aptive Environmental, LLC^(5)	One stop				N/A(6)		10/2032	—	(16)	—	(32)
Certus Pest, Inc.&	One stop	SF +	5.25%	(i)	9.07%		08/2027	3,304	3,292	0.1	3,304
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.07%		08/2027	3,091	3,079	0.1	3,091
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.07%		08/2027	2,597	2,587	0.1	2,597
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.07%		08/2027	2,359	2,351	0.1	2,359
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.07%		08/2027	1,427	1,421	—	1,427
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.07%		08/2027	1,133	1,129	—	1,133
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.07%		08/2027	445	443	—	445
Certus Pest, Inc.^(5)	One stop				N/A(6)		08/2027	—	(12)	—	—
Certus Pest, Inc.&	One stop	SF +	5.25%	(i)	9.07%		08/2027	2,640	2,632	0.1	2,640
Certus Pest, Inc.&	One stop	SF +	5.25%	(i)	9.07%		08/2027	1,646	1,640	—	1,646
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.07%		08/2027	790	788	—	790
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.07%		08/2027	790	788	—	790
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.07%		08/2027	517	515	—	517
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.07%		08/2027	3,135	3,126	0.1	3,135
CHVAC Services Investment, LLC&	One stop	SF +	4.50%	(i)	8.17%		05/2030	1,941	1,918	—	1,941
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(i)	8.17%		05/2030	505	500	—	505
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(h)	8.23%		05/2030	39	37	—	39
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(i)	8.17%		05/2030	252	100	—	252
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.32%		07/2029	763	757	—	763
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.32%		07/2029	222	219	—	222
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.32%		07/2029	7	7	—	7
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(i)	9.07%		06/2029	7,779	7,688	0.2	7,779
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.09%		06/2029	894	891	—	894
Knowledge Universe Education LLC^#(8)(25)	Senior secured	SF +	2.75%	(i)	6.42%		06/2030	7,935	7,952	0.2	7,724
Kodiak Buyer, LLC*	One stop	SF +	4.50%	(i)	8.17%		07/2032	4,971	4,948	0.1	4,971
Kodiak Buyer, LLC^(5)	One stop				N/A(6)		07/2032	—	(7)	—	—
Kodiak Buyer, LLC^(5)	One stop				N/A(6)		07/2032	—	(8)	—	—
Liminex, Inc.*	One stop	SF +	6.00%	(i)	9.99%		11/2026	10,573	10,531	0.2	10,573
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco, LLC*^	One stop	SF +	5.00%	(h)	8.72%				05/2028	$28,225	$28,142	0.6%	$28,225
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	8.72%				05/2028	11,270	11,252	0.3	11,270
Litera Bidco, LLC^(5)	One stop				N/A(6)				05/2028	—	(6)	—	—
Litera Bidco, LLC^	One stop				N/A(6)				05/2028	—	—	—	—
McAfee, LLC^(8)(25)	Senior secured	SF +	3.00%	(h)	6.72%				03/2029	4,950	4,959	0.1	4,584
Project Alpha Intermediate Holdings, Inc.^#(25)	Senior secured	SF +	3.25%	(i)	6.92%				10/2030	20,046	20,094	0.4	20,036
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	8.77%				06/2027	7,388	7,389	0.2	7,314
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	8.77%				06/2027	3,787	3,788	0.1	3,749
RW AM Holdco LLC^(7)	One stop	SF +	5.25%	(i)	9.02%				04/2028	10,097	9,896	0.1	5,553
Salisbury House, LLC^	One stop	SF +	5.00%	(h)	8.72%				08/2032	1,158	1,122	—	1,158
Salisbury House, LLC^(5)	One stop				N/A(6)				08/2032	—	(55)	—	—
Salisbury House, LLC*^	One stop	SF +	5.00%	(j)	8.73%				08/2032	57,613	57,340	1.3	57,613
SCP CDH Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.17%				12/2032	22,751	22,637	0.5	22,523
SCP CDH Buyer, Inc.^(5)	One stop				N/A(6)				12/2032	—	(13)	—	(27)
SCP CDH Buyer, Inc.^(5)	One stop				N/A(6)				12/2032	—	(33)	—	(67)
Severin Acquisition, LLC*^(24)	One stop	SF +	4.75%	(h)	6.22%	cash/	2.25%	PIK	10/2031	34,263	33,990	0.8	33,920
Severin Acquisition, LLC^(5)	One stop				N/A(6)				10/2031	—	(35)	—	(42)
Severin Acquisition, LLC^(24)	One stop	SF +	4.75%	(h)	6.22%	cash/	2.25%	PIK	10/2031	1,491	1,462	—	1,421
Stellar Brands, LLC&	Senior secured	SF +	4.50%	(i)	8.17%				02/2031	9,078	9,020	0.2	9,078
Stellar Brands, LLC^(5)	Senior secured				N/A(6)				02/2031	—	(5)	—	—
Virginia Green Acquisition, LLC*&^	One stop	SF +	5.25%	(j)	8.86%				12/2030	19,691	19,549	0.4	19,592
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)				12/2030	—	(9)	—	(6)
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)				12/2029	—	(16)	—	(12)
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)				12/2030	—	(46)	—	(48)
										493,224	489,165	10.8	483,391
Diversified Financial Services
Apex Group Treasury, LLC^(8)(10)	Senior secured	SF +	3.50%	(i)	7.39%				02/2032	10,892	10,915	0.2	10,293
Baker Tilly Advisory Group, LP*^	One stop	SF +	4.75%	(h)	8.47%				06/2031	19,337	19,131	0.4	19,385
Baker Tilly Advisory Group, LP^(5)	One stop				N/A(6)				06/2030	—	(47)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	4.25%	(h)	7.97%				06/2031	13,369	13,309	0.3	13,369
Baker Tilly Advisory Group, LP^(5)	One stop				N/A(6)				06/2031	—	(21)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(i)	8.17%				07/2029	4,538	4,508	0.1	4,538
Banker's Toolbox, Inc.^(5)	One stop				N/A(6)				07/2029	—	(16)	—	—
BCPE Pequod Buyer^#(25)	Senior secured	SF +	3.00%	(h)	6.72%				11/2031	21,988	21,952	0.5	22,064
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop	E +	4.75%	(d)	6.83%				07/2031	14,257	13,027	0.3	14,257
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)(24)	Subordinated debt	E +	8.00%	(d)	10.08%	PIK			07/2032	4,336	3,970	0.1	4,336
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop	E +	4.75%	(d)	6.85%				07/2031	2,020	1,812	—	2,020
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop				N/A(6)				07/2031	—	—	—	—
Corelogic, Inc.^#(8)(25)	Senior secured	SF +	3.50%	(h)	7.33%				06/2028	16,850	16,792	0.4	16,888
Corsair Blade IV S.A R.L.^(8)(13)(24)	One stop	SF +	5.75%	(i)	9.76%	cash/	0.25%	PIK	12/2030	4,448	4,448	0.1	4,448
Corsair Blade IV S.A R.L.^(8)(9)(13)(24)	One stop	SN +	5.75%	(g)	9.22%	cash/	0.25%	PIK	12/2030	1,434	1,111	—	1,434
Deerfield Dakota Holding, LLC^(5)	One stop				N/A(6)				09/2032	—	(78)	—	—
Deerfield Dakota Holding, LLC^(24)	One stop	SF +	5.75%	(i)	6.67%	cash/	2.75%	PIK	09/2032	88,072	87,237	2.0	88,072
EP Wealth Advisors#	Senior secured	SF +	3.00%	(i)	6.67%				10/2032	7,000	6,998	0.1	7,053
Equity Methods, LLC&^	One stop	SF +	4.75%	(i)	8.42%				04/2032	48,893	48,672	1.1	48,893
Equity Methods, LLC^(5)	One stop				N/A(6)				04/2032	—	(40)	—	—
Equity Methods, LLC^(5)	One stop				N/A(6)				04/2032	—	(50)	—	—
Evertec, Inc.^(8)	Senior secured	SF +	2.25%	(h)	5.97%				10/2030	12,450	12,401	0.3	12,492
Finastra USA, Inc.*(8)(10)	One stop	SF +	7.25%	(i)	10.97%				09/2029	5,693	5,622	0.1	5,693
Finastra#(8)(10)(25)	Senior secured	SF +	4.00%	(i)	7.72%				09/2032	8,750	8,666	0.2	8,582
First Eagle Investment Management#(25)	Senior secured	SF +	3.50%	(i)	7.17%				08/2032	14,078	13,897	0.3	14,077
First Eagle Investment Management#(5)(25)	Senior secured				N/A(6)				08/2032	—	(21)	—	—
Focus Financial Partners, LLC^#(25)	Senior secured	SF +	2.50%	(h)	6.22%				09/2031	29,582	29,513	0.7	29,665
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTCR Everest Borrower, LLC^#(25)	Senior secured	SF +	2.75%	(i)	6.42%				09/2031	$17,619	$17,628	0.4%	$17,704
Higginbotham Insurance Agency, Inc.*^	One stop	SF +	4.50%	(h)(i)	8.22%				06/2031	7,792	7,790	0.2	7,773
Higginbotham Insurance Agency, Inc.^(5)	One stop				N/A(6)				06/2031	—	(6)	—	(6)
Higginbotham Insurance Agency, Inc.^(5)	One stop				N/A(6)				06/2031	—	—	—	(4)
Howden Group Holdings Limited ^#(8)(10)(25)	Senior secured	SF +	2.75%	(h)	6.47%				02/2031	20,800	20,776	0.5	20,876
Howden Group Holdings Limited ^#(8)(10)(25)	Senior secured	SF +	2.75%	(i)	6.49%				04/2030	5,828	5,798	0.1	5,851
Mariner Wealth Advisors, LLC^(25)	Senior secured	SF +	2.25%	(i)	5.93%				12/2030	12,665	12,621	0.3	12,753
Medlar Bidco Limited^(8)(9)(18)	One stop	SN +	5.00%	(g)	8.72%				05/2032	35,278	34,583	0.8	35,278
Medlar Bidco Limited^(5)(8)(9)(18)	One stop				N/A(6)				05/2032	—	(72)	—	—
Medlar Bidco Limited^(8)(9)(18)	One stop	E +	5.00%	(c)	6.99%				05/2032	43,835	41,936	1.0	43,835
Orion Advisor Solutions^#(25)	Senior secured	SF +	3.25%	(i)	7.11%				09/2030	28,965	28,992	0.6	29,192
OSTTRA Group, Ltd.#(8)(10)(25)	Senior secured	SF +	3.50%	(i)	7.43%				10/2032	13,859	13,888	0.3	13,940
Wealth Enhancement Group, LLC*	One stop	SF +	4.50%	(i)	8.49%				10/2028	3,771	3,767	0.1	3,771
Wealth Enhancement Group, LLC*	One stop	SF +	4.50%	(i)	8.49%				10/2028	2,719	2,716	0.1	2,719
Wealth Enhancement Group, LLC^(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
Wealth Enhancement Group, LLC^	One stop	SF +	4.50%	(i)	8.36%				10/2028	6,996	6,964	0.2	6,996
Wealth Enhancement Group, LLC^(5)	One stop				N/A(6)				10/2028	—	(20)	—	—
Wealth Enhancement Group, LLC^	One stop	SF +	4.50%	(i)	8.49%				10/2028	646	644	—	646
Wealth Enhancement Group, LLC^	One stop	SF +	4.50%	(i)	8.49%				10/2028	2,893	2,886	0.1	2,893
Zebra Buyer LLC^#(25)	Senior secured	SF +	3.00%	(i)	6.69%				11/2030	27,137	27,192	0.6	27,317
										558,790	551,789	12.5	559,093
Electric Utilities
Pioneer AcquisitionCo, LLC#	Senior secured	SF +	3.25%	(i)	6.94%				11/2032	5,000	4,988	0.1	5,028
Smart Energy Systems, Inc.^(24)	One stop	SF +	7.50%	(i)	7.74%	cash/	3.75%	PIK	01/2030	5,894	5,829	0.2	5,776
Smart Energy Systems, Inc.^(24)	One stop	SF +	7.50%	(i)	7.74%	cash/	3.75%	PIK	01/2030	649	641	—	636
										11,543	11,458	0.3	11,440
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(i)	8.42%				12/2030	461	455	—	456
Power Grid Holdings, Inc.^	One stop	P +	3.75%	(a)	10.50%				12/2030	12	11	—	11
Wildcat TopCo, Inc.*^	One stop	SF +	4.50%	(i)	8.32%				11/2031	21,033	20,845	0.5	21,033
Wildcat TopCo, Inc.^(5)	One stop				N/A(6)				11/2031	—	(37)	—	—
Wildcat TopCo, Inc.^(5)	One stop				N/A(6)				11/2031	—	(19)	—	—
										21,506	21,255	0.5	21,500
Food & Staples Retailing
Eagle Parent Corp.^#(25)	Senior secured	SF +	4.25%	(i)	7.92%				04/2029	13,730	13,664	0.3	13,784
GMF Parent, Inc.^(5)	One stop				N/A(6)				12/2032	—	(4)	—	(4)
GMF Parent, Inc.^	One stop	SF +	4.50%	(i)	8.20%				12/2032	5,798	5,769	0.1	5,769
GMF Parent, Inc.^(5)	One stop				N/A(6)				12/2032	—	(7)	—	(7)
GMF Parent, Inc.^(5)	One stop				N/A(6)				12/2032	—	(8)	—	(8)
Inspire International, Inc.^(8)(25)	Senior secured	SF +	2.50%	(h)	6.22%				12/2030	2,963	2,966	0.1	2,973
										22,491	22,380	0.5	22,507
Food Products
Aspire Bakeries Holdings, LLC^#	Senior secured	SF +	3.50%	(h)	7.22%				12/2030	7,229	7,232	0.2	7,280
Blast Bidco Inc.&	One stop	SF +	6.00%	(i)	9.67%				10/2030	15,016	14,861	0.3	15,016
Blast Bidco Inc.^(5)	One stop				N/A(6)				10/2029	—	(17)	—	—
Eagle Family Foods Group, LLC*	One stop	SF +	5.00%	(j)	8.79%				08/2030	9,929	9,848	0.2	9,929
Eagle Family Foods Group, LLC^(5)	One stop				N/A(6)				08/2030	—	(10)	—	—
Louisiana Fish Fry Products, Ltd.&	One stop	SF +	6.25%	(i)	10.07%				07/2027	8,690	8,486	0.2	8,690
Merlin Buyer, Inc.#	Senior secured	SF +	4.00%	(i)	7.67%				12/2028	2,494	2,487	—	2,520
MIC GLEN LLC^#(25)	Senior secured	SF +	3.25%	(h)	6.97%				07/2028	24,889	24,937	0.6	25,114
PFI Lower MidCo, LLC#	Senior secured	SF +	4.00%	(h)	7.87%				12/2032	8,000	7,921	0.2	8,070
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	A +	4.50%	(e)	8.23%				09/2032	8,734	8,480	0.2	8,734
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	E +	4.50%	(c)	6.52%				09/2032	8,508	8,382	0.2	8,508
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	SN +	4.50%	(g)	8.22%				09/2032	39,379	38,912	0.9	39,379
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zullas, L.C.^(5)	One stop				N/A(6)				06/2031	$—	$(4)	—%	$—
Zullas, L.C.&	One stop	SF +	4.75%	(h)	8.47%				06/2031	2,977	2,963	0.1	2,977
Zullas, L.C.^	One stop	SF +	4.75%	(h)	8.47%				06/2031	488	475	—	488
										136,333	134,953	3.1	136,705
Healthcare Equipment & Supplies
Argent Bidco SAS#(8)(17)	Senior secured	SF +	2.50%		6.15%				11/2032	4,800	4,795	0.1	4,845
Bayou Intermediate II, LLC^(5)	One stop				N/A(6)				09/2032	—	(23)	—	—
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(i)	8.42%				09/2032	32,709	32,551	0.7	32,709
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(h)(i)	8.43%				09/2032	3,539	3,496	0.1	3,539
Blades Buyer, Inc.^(5)	Senior secured				N/A(6)				03/2028	—	(3)	—	(6)
Blades Buyer, Inc.^(5)	Senior secured				N/A(6)				03/2028	—	(31)	—	(66)
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(h)	9.57%				08/2029	11,395	11,331	0.3	11,395
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.57%				08/2029	7,693	7,651	0.2	7,693
Blue River Pet Care, LLC*	One stop	SF +	5.75%	(h)	9.57%				08/2029	3,677	3,656	0.1	3,677
Blue River Pet Care, LLC&	One stop	SF +	5.75%	(h)	9.57%				08/2029	5,440	5,405	0.1	5,440
Blue River Pet Care, LLC&^	One stop	SF +	5.75%	(h)	9.57%				08/2029	5,528	5,497	0.1	5,528
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.57%				08/2029	4,763	4,737	0.1	4,763
Blue River Pet Care, LLC&	One stop	SF +	5.75%	(h)	9.57%				08/2029	4,201	4,174	0.1	4,201
Blue River Pet Care, LLC&	One stop	SF +	5.75%	(h)	9.57%				08/2029	12,499	12,461	0.3	12,499
Blue River Pet Care, LLC^(5)	One stop				N/A(6)				08/2029	—	(48)	—	—
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.57%				08/2029	1,381	1,377	—	1,381
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.57%				08/2029	3,743	3,732	0.1	3,743
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.57%				08/2029	1,410	1,406	—	1,410
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.57%				08/2029	3,033	3,023	0.1	3,033
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.57%				08/2029	5,140	5,124	0.1	5,140
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(i)	9.62%				08/2029	1,850	1,845	—	1,850
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(i)	9.59%				08/2029	2,185	2,178	0.1	2,185
Blue River Pet Care, LLC^	One stop	SF +	5.75%	(h)	9.57%				08/2029	4,189	4,176	0.1	4,189
CCSL Holdings, LLC*&	One stop	SF +	5.75%	(h)	9.47%				12/2028	11,574	11,453	0.3	11,574
CCSL Holdings, LLC^(9)	One stop	E +	5.75%	(b)	7.65%				12/2028	28,212	26,022	0.6	28,212
CCSL Holdings, LLC^(9)	One stop	E +	5.75%	(b)	7.65%				12/2028	5,527	4,911	0.1	5,527
CCSL Holdings, LLC^	One stop	SF +	5.75%	(h)	9.47%				12/2028	6,805	6,777	0.2	6,805
CCSL Holdings, LLC&	One stop	SF +	5.75%	(h)	9.47%				12/2028	5,415	5,393	0.1	5,415
CCSL Holdings, LLC^	One stop	SF +	5.75%	(h)	9.47%				12/2028	2,027	2,008	0.1	2,027
Centegix Intermediate II, LLC^(24)	One stop	SF +	6.00%	(i)	6.63%	cash/	3.25%	PIK	08/2032	49,912	49,677	1.1	49,912
Centegix Intermediate II, LLC^	One stop	SF +	5.50%	(i)	9.31%				08/2032	4,950	4,909	0.1	4,950
Centegix Intermediate II, LLC^(5)	One stop				N/A(6)				08/2032	—	(69)	—	—
CMI Parent Inc.*&	One stop	SF +	5.00%	(h)	8.72%				12/2026	18,172	18,135	0.4	18,172
CMI Parent Inc.*	One stop	SF +	5.00%	(h)	8.72%				12/2026	6,668	6,665	0.2	6,668
Confluent Medical Technologies, Inc.^	Senior secured	SF +	3.00%	(i)	6.67%				02/2029	6,381	6,373	0.1	6,436
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	9.32%				06/2031	40,346	40,034	0.9	40,346
HuFriedy Group Acquisition, LLC^(5)	One stop				N/A(6)				05/2030	—	(33)	—	—
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)(j)	9.18%				06/2031	8,830	8,707	0.2	8,830
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	9.26%				06/2031	2,739	2,694	0.1	2,739
Isto Group, Inc.^(5)	One stop				N/A(6)				09/2032	—	(1)	—	—
Isto Group, Inc.*	One stop	SF +	4.75%	(i)	8.46%				09/2032	5,177	5,152	0.1	5,177
Isto Group, Inc.^(5)	One stop				N/A(6)				09/2032	—	(16)	—	—
NSM Top Holdings Corp.^#	Senior secured	SF +	4.25%	(i)	8.02%				05/2029	5,769	5,756	0.1	5,810
Precision Medicine Group, LLC#	Senior secured	SF +	3.50%	(i)	7.17%				08/2032	19,406	19,328	0.4	19,533
Resonetics, LLC^#(25)	Senior secured	SF +	2.75%	(i)	6.59%				06/2031	22,999	23,025	0.5	23,073
RTI Surgical, Inc.^(5)	One stop				N/A(6)				09/2032	—	(56)	—	—
RTI Surgical, Inc.&^	One stop	SF +	4.75%	(h)	8.47%				09/2032	58,376	58,095	1.3	58,376
TIDI Legacy Products, Inc.*	One stop	SF +	4.50%	(h)	8.22%				12/2029	1,629	1,629	0.1	1,629
TIDI Legacy Products, Inc.^	One stop				N/A(6)				12/2029	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(h)	8.22%	12/2029	$436	$432	—%	$436
YI, LLC*	One stop	SF +	5.75%	(h)	9.49%	12/2029	6,081	6,002	0.1	6,081
YI, LLC^(5)	One stop				N/A(6)	12/2029	—	(15)	—	—
ZimVie, Inc.^	One stop	SF +	4.75%	(i)	8.42%	10/2032	5,696	5,609	0.1	5,607
ZimVie, Inc.^	One stop	SF +	4.75%	(i)	8.42%	10/2032	106,800	106,281	2.4	106,266
ZimVie, Inc.^(5)	One stop				N/A(6)	10/2032	—	(87)	—	(89)
							549,102	543,300	12.3	548,660
Healthcare Providers & Services
Active Day, Inc.^	One stop	SF +	5.00%	(h)	8.72%	05/2027	5,412	5,386	0.1	5,385
Active Day, Inc.^(5)	One stop				N/A(6)	05/2027	—	(12)	—	(13)
Active Day, Inc.^	One stop	SF +	5.00%	(h)	8.72%	05/2027	1,850	1,841	0.1	1,841
Agiliti Health, Inc.^	Senior secured	SF +	3.00%	(j)	6.86%	05/2030	9,844	9,769	0.2	9,665
AHP Health Partners, Inc. ^(8)	Senior secured	SF +	2.25%	(h)	5.97%	09/2032	1,385	1,388	—	1,388
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*&	One stop	SF +	6.00%	(i)	9.92%	03/2027	11,547	11,528	0.3	11,547
Bamboo US Bidco LLC*	One stop	SF +	5.25%	(i)	9.09%	09/2030	7,986	7,832	0.2	7,986
Bamboo US Bidco LLC^(9)	One stop	E +	5.00%	(c)	7.07%	09/2030	5,836	5,141	0.1	5,836
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.09%	09/2030	1,222	1,218	—	1,222
Bamboo US Bidco LLC^	One stop	SF +	5.00%	(h)(i)	8.83%	09/2030	1,300	1,294	—	1,300
Bamboo US Bidco LLC^	One stop	SF +	5.00%	(h)	8.79%	09/2030	1,084	1,084	—	1,084
Bamboo US Bidco LLC^(5)	One stop				N/A(6)	10/2029	—	(33)	—	—
Benefit Plan Administrators of Eau Claire, LLC*&^	One stop	SF +	4.75%	(i)	8.57%	11/2030	58,628	58,316	1.3	58,628
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(i)	8.57%	11/2030	13,110	13,044	0.3	13,110
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop				N/A(6)	11/2030	—	(11)	—	—
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop				N/A(6)	11/2030	—	(37)	—	—
BHG Holdings, LLC*&^	One stop	SF +	5.50%	(i)	9.34%	04/2032	102,978	102,166	2.3	102,978
BHG Holdings, LLC^(5)	One stop				N/A(6)	04/2032	—	(102)	—	—
BHG Holdings, LLC^(5)	One stop				N/A(6)	04/2032	—	(232)	—	—
Cotiviti^	Senior secured	SF +	2.75%	(h)	6.62%	05/2031	12,294	12,304	0.3	11,844
Cotiviti#(25)	Senior secured	SF +	2.75%	(h)	6.62%	03/2032	7,960	7,927	0.2	7,662
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.00%	(j)	8.73%	04/2031	23,296	22,942	0.5	23,296
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%	04/2031	14,536	13,347	0.3	14,536
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(8)(10)	One stop				N/A(6)	04/2031	—	(40)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(8)(10)	One stop				N/A(6)	10/2030	—	(60)	—	—
Electron BidCo, Inc. ^#(25)	Senior secured	SF +	2.50%	(h)	6.22%	11/2028	14,484	14,458	0.3	14,577
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^(8)(9)(11)	One stop	CA +	5.00%	(k)	7.30%	09/2029	11,685	11,383	0.3	11,685
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^(8)(9)(11)	One stop	CA +	5.00%	(k)	7.30%	09/2029	4,301	4,170	0.1	4,301
Hanger, Inc.^#(25)	Senior secured	SF +	3.50%	(h)	7.22%	10/2031	14,064	14,084	0.3	14,128
Hanger, Inc.^#(25)	Senior secured	SF +	3.50%	(h)	7.22%	10/2031	1,073	1,076	—	1,082
HP TLE Buyer, Inc.&	One stop	SF +	4.75%	(i)	8.42%	07/2032	16,393	16,317	0.4	16,393
HP TLE Buyer, Inc.^(5)	One stop				N/A(6)	07/2032	—	(17)	—	—
LOV Acquisition LLC*&^	Senior secured	SF +	4.25%	(h)	7.97%	11/2031	26,953	26,839	0.6	26,953
LOV Acquisition LLC^(5)	Senior secured				N/A(6)	11/2031	—	(12)	—	—
Mamba Purchaser, Inc.^#(25)	Senior secured	SF +	3.00%	(h)	6.73%	10/2031	24,539	24,455	0.6	24,646
New Look Corporation and New Look Vision Group Inc. ^(8)(9)(11)	One stop	CA +	5.25%	(l)	7.51%	05/2028	10,956	11,077	0.2	10,956
Pathway Vet Alliance, LLC#	Senior secured	SF +	5.00%	(i)	8.84%	06/2028	5,000	5,045	0.1	5,047
Pharmerica^(25)	Senior secured	SF +	2.50%	(h)	6.22%	02/2031	12,279	12,215	0.3	12,353
Pinnacle Treatment Centers, Inc.*&	One stop	SF +	5.75%	(i)	9.57%	01/2027	19,411	19,393	0.4	19,218
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(i)	9.57%	01/2027	17,109	17,109	0.4	16,938
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(i)	9.57%				01/2027	$8,365	$8,332	0.2%	$8,282
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(i)	9.57%				01/2027	1,743	1,741	—	1,726
Pinnacle Treatment Centers, Inc.^	One stop	P +	4.50%	(a)(h)	10.81%				01/2027	2,191	2,190	0.1	2,127
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(i)	9.57%				01/2027	1,082	1,080	—	1,071
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(i)	9.57%				01/2027	818	817	—	810
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(i)	9.57%				08/2029	4,925	4,866	0.1	4,876
PPV Intermediate Holdings, LLC^	One stop	SF +	5.25%	(i)	9.07%				08/2029	4,461	4,402	0.1	4,347
Premise Health Holding Corp.*^	One stop	SF +	4.50%	(i)	8.17%				11/2032	29,238	28,843	0.7	28,946
Premise Health Holding Corp.^(5)	One stop				N/A(6)				11/2031	—	(50)	—	(41)
Premise Health Holding Corp.^	One stop	SF +	4.50%	(i)	8.17%				11/2032	6,240	6,178	0.1	6,177
Premise Health Holding Corp.^(5)	One stop				N/A(6)				11/2032	—	(13)	—	(26)
Southern Veterinary Partners, LLC^#(25)	Senior secured	SF +	2.50%	(i)	6.37%				12/2031	18,421	18,455	0.4	18,420
										535,999	530,433	11.9	534,287
Healthcare Technology
Amberfield Acquisition Co.*	One stop	SF +	5.50%	(i)	9.17%				05/2030	2,180	2,164	—	2,180
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.17%				05/2030	54	52	—	54
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.17%				05/2030	69	69	—	69
Athenahealth, Inc.^(8)(25)	Senior secured	SF +	2.75%	(h)	6.47%				02/2029	12,700	12,632	0.3	12,740
ESO Solution, Inc.^	One stop	SF +	6.75%	(i)	10.58%				05/2027	5,250	5,229	0.1	5,250
FINThrive Software Intermediate Holdings, Inc.#	Senior secured	SF +	5.25%	(i)	8.94%				12/2028	1,990	1,981	—	1,848
GHX Ultimate Parent Corporation*^	One stop	SF +	4.75%	(i)	8.42%				12/2031	75,472	74,826	1.7	75,472
GHX Ultimate Parent Corporation^(5)	One stop				N/A(6)				12/2031	—	(60)	—	—
Healthmark Holdings, L.P.^(5)	One stop				N/A(6)				07/2032	—	(14)	—	—
Healthmark Holdings, L.P.^(5)	One stop				N/A(6)				07/2032	—	(23)	—	—
Healthmark Holdings, L.P.*^	One stop	SF +	4.50%	(i)	8.32%				07/2032	23,153	23,044	0.5	23,153
Imprivata, Inc.^#(25)	Senior secured	SF +	3.00%	(i)	6.67%				12/2027	25,543	25,551	0.6	25,688
Kona Buyer, LLC*^	One stop	SF +	4.50%	(i)	8.36%				07/2031	13,057	12,955	0.3	13,057
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.36%				07/2031	766	766	—	766
Kona Buyer, LLC^(5)	One stop				N/A(6)				07/2031	—	(12)	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.36%				07/2031	216	215	—	216
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop				N/A(6)				07/2031	—	—	—	—
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(g)	9.47%				02/2031	13,062	12,098	0.3	13,062
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(g)	9.47%				02/2031	17,416	17,028	0.4	17,416
Lacker Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(33)	—	—
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				02/2031	589	591	—	488
Mediware Information Systems, Inc.^#(25)	Senior secured	SF +	2.75%	(h)	6.58%				03/2028	25,066	25,048	0.6	25,161
Milano Acquisition Corp.#(25)	Senior secured	SF +	4.00%	(i)	7.77%				10/2027	4,885	4,841	0.1	4,809
Modernizing Medicine, Inc.*^(24)	One stop	SF +	4.75%	(i)	6.17%	cash/	2.25%	PIK	04/2032	128,026	126,889	2.9	128,026
Modernizing Medicine, Inc.^(5)	One stop				N/A(6)				04/2032	—	(106)	—	—
Neptune Holdings, Inc.&	One stop	SF +	4.50%	(i)	8.17%				09/2030	5,533	5,454	0.1	5,533
Neptune Holdings, Inc.^	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.&^(24)	One stop	SF +	5.20%	(h)	6.22%	cash/	2.70%	PIK	08/2031	100,174	99,687	2.2	100,174
Netsmart Technologies, Inc.^(5)	One stop				N/A(6)				08/2031	—	(62)	—	—
Netsmart Technologies, Inc.^(5)	One stop				N/A(6)				08/2031	—	(31)	—	—
Netsmart Technologies, Inc.^(24)	One stop	SF +	5.20%	(h)	6.22%	cash/	2.70%	PIK	08/2031	46,364	46,251	1.0	46,364
PointClickCare Technologies, Inc.^(8)(11)	Senior secured	SF +	2.75%	(i)	6.42%				11/2031	19,865	19,865	0.5	19,931
QF Holdings, Inc.^(5)	One stop				N/A(6)				12/2032	—	(27)	—	(55)
QF Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.19%				12/2032	84,835	84,623	1.9	84,411
QF Holdings, Inc.^(5)	One stop				N/A(6)				12/2032	—	(46)	—	(92)
Signant Finance One Limited^(5)	One stop				N/A(6)				10/2031	—	(33)	—	(34)
Signant Finance One Limited^(24)	One stop	SF +	4.75%	(i)	8.42%	PIK			10/2031	35,069	34,728	0.8	34,718
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Signant Finance One Limited^(5)	One stop				N/A(6)				10/2031	$—	$(40)	—%	$(81)
Stratose Intermediate Holdings II, LLC^#(25)	Senior secured	SF +	3.25%	(h)	6.97%				11/2031	10,920	10,920	0.2	10,852
Stratose Intermediate Holdings II, LLC^(25)	Senior secured	SF +	2.75%	(h)	6.47%				09/2029	447	448	—	443
Symplr Software, Inc.#	Senior secured	SF +	4.50%	(i)	8.44%				12/2027	2,705	2,494	0.1	2,304
										655,406	649,962	14.6	653,923
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(i)	8.69%				08/2027	9,723	9,695	0.2	9,723
BJH Holdings III Corp.&	One stop	SF +	5.00%	(i)	8.69%				08/2027	5,288	5,243	0.1	5,288
CB Sports Holdings Bidco, LLC^(5)	One stop				N/A(6)				12/2032	—	(4)	—	(4)
CB Sports Holdings Bidco, LLC^	One stop	SF +	4.50%	(i)	8.20%				12/2032	3,691	3,677	0.1	3,677
CB Sports Holdings Bidco, LLC^(5)	One stop				N/A(6)				12/2032	—	(11)	—	(11)
CB Sports Holdings Bidco, LLC^(5)	One stop				N/A(6)				12/2032	—	—	—	(9)
CR Fitness Holdings, LLC^	Senior secured	SF +	4.25%	(i)	7.92%				10/2031	2,195	2,167	0.1	2,166
CR Fitness Holdings, LLC^	Senior secured	SF +	4.25%	(i)	7.92%				10/2032	103,970	103,718	2.3	103,710
CR Fitness Holdings, LLC^(5)	Senior secured				N/A(6)				10/2032	—	(56)	—	(58)
Crumbl Enterprises, LLC&^	One stop	SF +	4.50%	(i)	8.17%				05/2032	115,200	114,678	2.6	115,200
Crumbl Enterprises, LLC^(5)	One stop				N/A(6)				05/2032	—	(42)	—	—
Fertitta Entertainment, LLC^#(25)	Senior secured	SF +	3.25%	(h)	6.97%				01/2029	20,734	20,635	0.5	20,753
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(i)	9.87%				11/2027	2,587	2,561	0.1	2,587
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(i)	9.85%				11/2027	1,935	1,890	0.1	1,935
Health Buyer, LLC^(5)	Senior secured				N/A(6)				04/2030	—	(7)	—	—
Health Buyer, LLC*^	Senior secured	SF +	4.75%	(i)	8.42%				04/2030	5,271	5,202	0.1	5,271
Olo Parent, Inc.^(5)	One stop				N/A(6)				09/2032	—	(20)	—	—
Olo Parent, Inc.&^	One stop	SF +	4.50%	(i)	8.32%				09/2032	91,032	90,814	2.0	91,032
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(i)	8.18%				09/2032	1,688	1,648	—	1,688
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(i)	8.17%				09/2032	84,207	83,806	1.9	84,207
PB Group Holdings, LLC&^(24)	One stop	SF +	5.50%	(h)	6.47%	cash/	2.75%	PIK	08/2030	33,422	33,297	0.8	33,422
PB Group Holdings, LLC^	One stop	SF +	5.00%	(h)	8.72%				08/2030	1,622	1,607	—	1,622
QSR Acquisition Co.&	One stop	SF +	4.25%	(h)	7.97%				06/2032	15,216	15,163	0.3	15,216
QSR Acquisition Co.^(5)	One stop				N/A(6)				06/2032	—	(5)	—	—
QSR Acquisition Co.^(5)	One stop				N/A(6)				06/2032	—	(12)	—	—
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				03/2032	44,778	42,645	1.0	44,778
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				03/2032	1,066	1,002	—	1,066
Rooster BidCo Limited^(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(204)	—	—
Saguaro Buyer, LLC&	One stop	SF +	4.50%	(i)	8.17%				07/2032	2,711	2,699	0.1	2,711
Saguaro Buyer, LLC^(5)	One stop				N/A(6)				07/2032	—	(2)	—	—
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(i)	8.34%				07/2032	1,479	1,472	—	1,479
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(i)	8.17%				07/2032	366	357	—	366
Scientific Games Holdings LP^#(25)	Senior secured	SF +	3.00%	(i)	6.93%				04/2029	16,550	16,492	0.4	16,281
SDC Holdco, LLC*&^	One stop	SF +	4.38%	(h)	8.10%				07/2032	52,635	52,388	1.2	52,635
SDC Holdco, LLC^(5)	One stop				N/A(6)				07/2032	—	(29)	—	—
SSRG Holdings, LLC*&	One stop	SF +	4.75%	(i)	8.42%				11/2029	22,560	22,422	0.5	22,560
SSRG Holdings, LLC&	One stop	SF +	4.75%	(i)	8.42%				11/2029	10,086	10,009	0.2	10,086
SSRG Holdings, LLC^	One stop	SF +	4.75%	(i)	8.42%				11/2029	490	480	—	490
SSRG Holdings, LLC^(5)	One stop				N/A(6)				11/2029	—	(13)	—	—
SSRG Holdings, LLC^	One stop	SF +	4.75%	(i)	8.42%				11/2029	5,946	5,919	0.1	5,946
Tacala LLC^#(25)	Senior secured	SF +	3.00%	(h)	6.72%				01/2031	25,142	25,187	0.6	25,346
YE Brands Holding, LLC*	One stop	SF +	4.75%	(i)	8.42%				10/2027	6,252	6,220	0.1	6,252
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	8.42%				10/2027	890	884	—	890
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	8.42%				10/2027	12	12	—	12
										688,744	683,584	15.4	688,313
Household Durables
Groundworks, LLC^#(25)	Senior secured	SF +	3.00%	(h)	6.73%				03/2031	12,954	12,980	0.3	13,035
TLB Holdings I, LLC^(5)	One stop				N/A(6)				10/2031	—	(8)	—	(8)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TLB Holdings I, LLC^	One stop	SF +	4.75%	(i)	8.62%	10/2031	$5,278	$5,252	0.1%	$5,251
TLB Holdings I, LLC^(5)	One stop				N/A(6)	10/2031	—	(13)	—	(13)
							18,232	18,211	0.4	18,265
Household Products
WU Holdco, Inc.*^	One stop	SF +	4.75%	(i)	8.42%	04/2032	21,520	21,423	0.5	21,520
WU Holdco, Inc.^	One stop	SF +	4.75%	(i)	8.44%	04/2032	140	133	—	140
WU Holdco, Inc.^(5)	One stop				N/A(6)	04/2032	—	(12)	—	—
							21,660	21,544	0.5	21,660
Industrial Conglomerates
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(i)	8.52%	04/2026	6,637	6,626	0.1	6,305
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(i)	8.52%	04/2026	4,315	4,307	0.1	4,099
CPM Holdings, Inc.^#(25)	Senior secured	SF +	4.50%	(h)	8.34%	09/2028	6,965	6,926	0.2	6,942
EAB Global, Inc. #(25)	Senior secured	SF +	3.00%	(h)	6.72%	08/2030	13,462	13,456	0.3	12,003
Essential Services Holdings Corporation*^	One stop	SF +	5.00%	(i)	8.88%	06/2031	40,923	40,604	0.9	40,514
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	8.88%	06/2030	2,006	1,969	—	1,968
Essential Services Holdings Corporation^(5)	One stop				N/A(6)	06/2031	—	(31)	—	(80)
Excelitas Technologies Corp.^(9)	One stop	E +	5.25%	(b)	7.15%	08/2029	15,991	14,776	0.4	15,991
Excelitas Technologies Corp.^(5)	One stop				N/A(6)	08/2029	—	(13)	—	—
Madison IAQ LLC^(8)(25)	Senior secured	SF +	2.50%	(j)	6.70%	06/2028	4,867	4,868	0.1	4,897
							95,166	93,488	2.1	92,639
Insurance
Acrisure, LLC^#(25)	Senior secured	SF +	3.00%	(h)	6.72%	11/2030	25,106	25,041	0.6	25,118
Acrisure, LLC#	Senior secured	SF +	3.25%	(h)	6.97%	06/2032	4,975	4,981	0.1	4,987
Alera Group, Inc.#(25)	Senior secured	SF +	3.25%	(h)	6.97%	05/2032	14,963	15,033	0.3	15,051
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.02%	07/2027	7,660	7,630	0.2	7,660
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.02%	07/2027	3,479	3,465	0.1	3,479
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.02%	07/2027	3,071	3,059	0.1	3,071
Bellwether Buyer, LLC^(5)	One stop				N/A(6)	04/2032	—	(45)	—	—
Bellwether Buyer, LLC&^	One stop	SF +	4.50%	(h)	8.23%	04/2032	47,769	47,554	1.1	47,769
Bellwether Buyer, LLC^(5)	One stop				N/A(6)	04/2032	—	(56)	—	—
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.34%	03/2028	7,826	7,740	0.2	7,826
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.29%	03/2028	5,262	5,262	0.1	5,262
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.34%	03/2028	6,477	6,392	0.1	6,477
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.34%	03/2028	1,349	1,344	—	1,349
Captive Resources Midco, LLC*&	One stop	SF +	4.50%	(h)	8.22%	07/2029	16,788	16,788	0.4	16,788
Captive Resources Midco, LLC^	One stop				N/A(6)	07/2028	—	—	—	—
Disco Parent#	Senior secured	SF +	3.25%	(i)	7.07%	07/2032	15,250	15,300	0.3	15,364
Doxa Insurance Holdings LLC*^	One stop	SF +	4.50%	(i)	8.17%	12/2030	12,614	12,412	0.3	12,614
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(i)	8.17%	12/2030	11,997	11,895	0.3	11,997
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(i)	8.17%	12/2029	331	315	—	331
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(i)	8.34%	12/2030	6,171	6,041	0.1	6,171
Galway Borrower LLC*	One stop	SF +	4.50%		8.17%	09/2028	4,846	4,769	0.1	4,846
Gimlet Bidco GMBH^(8)(9)(16)	One stop	E +	5.75%	(c)	7.82%	04/2031	1,762	1,574	—	1,762
Gimlet Bidco GMBH^(8)(9)(16)	One stop	E +	5.75%	(b)(c)	7.82%	04/2031	687	642	—	687
Gimlet Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)	04/2031	—	(37)	—	—
Hub International Limited^(8)(25)	Senior secured	SF +	2.25%	(i)	6.12%	06/2030	6,982	6,995	0.2	7,026
Huskies Parent, Inc.^	One stop	SF +	6.00%	(h)	9.82%	11/2029	9,196	9,109	0.2	9,012
Integrity Marketing Acquisition, LLC*^	One stop	SF +	5.00%	(i)	8.82%	08/2028	27,941	27,760	0.6	27,941
Integrity Marketing Acquisition, LLC^(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop				N/A(6)	08/2028	—	(3)	—	—
J.S. Held Holdings, LLC*&	One stop	SF +	4.75%	(i)	8.57%	06/2028	19,608	19,415	0.4	19,608
J.S. Held Holdings, LLC^	One stop	SF +	4.75%	(i)	8.57%	06/2028	11,509	11,286	0.3	11,509
J.S. Held Holdings, LLC^(5)	One stop				N/A(6)	06/2028	—	(1)	—	—
Koala Investment Holdings, Inc.&^	One stop	SF +	4.50%	(i)	8.17%	08/2032	70,267	69,934	1.6	70,267
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Koala Investment Holdings, Inc.^(5)	One stop				N/A(6)				08/2032	$—	$(29)	—%	$—
Koala Investment Holdings, Inc.^(5)	One stop				N/A(6)				08/2032	—	(64)	—	—
Majesco*&^	One stop	SF +	4.75%	(i)	8.47%				09/2028	44,382	44,353	1.0	44,382
Majesco^(5)	One stop				N/A(6)				09/2027	—	(1)	—	—
MRH Trowe Germany GMBH^(5)(8)(9)(16)	One stop				N/A(6)				11/2031	—	(25)	—	—
MRH Trowe Germany GMBH^(8)(9)(16)	One stop	E +	5.00%	(d)	7.11%				05/2032	65,052	61,683	1.4	65,052
MRH Trowe Germany GMBH^(8)(9)(16)	One stop	E +	5.00%	(c)	7.03%				05/2032	10,099	10,017	0.2	10,099
Oakbridge Insurance Agency LLC*^	One stop	SF +	4.75%	(h)	8.47%				11/2029	6,514	6,455	0.1	6,448
Oakbridge Insurance Agency LLC^	One stop	SF +	4.75%	(h)	8.47%				11/2029	3,146	3,118	0.1	3,114
Oakbridge Insurance Agency LLC^	One stop	SF +	4.75%	(h)	8.48%				11/2029	361	352	—	351
Oakbridge Insurance Agency LLC^	One stop	SF +	5.00%	(h)	8.72%				11/2029	2,521	2,474	0.1	2,504
Oakbridge Insurance Agency LLC^(5)	One stop				N/A(6)				11/2029	—	(50)	—	(100)
OneDigital Borrower LLC^#	Senior secured	SF +	3.00%	(h)	6.72%				07/2031	18,329	18,325	0.4	18,399
Trucordia Insurance Holdings, LLC#	Senior secured	SF +	3.25%	(h)	6.97%				06/2032	9,975	10,006	0.2	9,925
Truist Insurance Holdings, LLC^#(8)	Senior secured	SF +	2.75%	(i)	6.42%				05/2031	14,274	14,275	0.3	14,316
Wasabi Lower Holdco, LLC^(5)	Senior secured				N/A(6)				06/2032	—	(21)	—	—
Wasabi Lower Holdco, LLC^	Senior secured	SF +	4.50%	(h)	8.22%				06/2032	6,950	6,865	0.2	6,950
World Insurance Associates, LLC^	One stop	SF +	5.00%	(i)	8.68%				04/2030	17,710	17,645	0.4	17,710
World Insurance Associates, LLC^(5)	One stop				N/A(6)				04/2030	—	(9)	—	—
										543,199	536,961	12.1	543,122
IT Services
Acquia, Inc.^	One stop	SF +	5.50%	(i)	9.59%				10/2026	9,956	9,943	0.2	9,956
CivicPlus, LLC^(5)	One stop				N/A(6)				08/2030	—	(5)	—	—
CivicPlus, LLC^(5)	One stop				N/A(6)				08/2030	—	(43)	—	—
ContractPod Technologies, Ltd.^(8)(10)(24)	One stop	SF +	6.50%	(i)	6.92%	cash/	3.25%	PIK	07/2030	3,456	3,441	0.1	3,456
ContractPod Technologies, Ltd.^(8)(10)(24)	One stop	SF +	6.50%	(i)	7.09%	cash/	3.25%	PIK	07/2030	850	842	—	850
ContractPod Technologies, Ltd.^(5)(8)(10)	One stop				N/A(6)				07/2030	—	(8)	—	—
Delinea Inc.*&^	One stop	SF +	5.75%	(i)	9.57%				03/2028	32,589	32,409	0.7	32,589
Delinea Inc.*	One stop	SF +	5.75%	(i)	9.57%				03/2028	8,747	8,584	0.2	8,747
Delinea Inc.*	One stop	SF +	5.75%	(i)	9.57%				03/2028	4,783	4,694	0.1	4,783
KnowBe4#	Senior secured	SF +	3.75%	(i)	7.59%				07/2032	13,920	13,896	0.3	13,946
LEIA FINCO US^#(8)(10)(25)	Senior secured	SF +	3.25%	(i)	7.19%				10/2031	21,877	21,788	0.5	21,985
Netwrix Corporation*^	One stop	SF +	4.50%	(i)	8.32%				06/2029	12,424	12,320	0.3	12,424
Netwrix Corporation^	One stop	SF +	4.50%	(i)	8.32%				06/2029	43	43	—	43
PDQ.com Corporation^(5)	One stop				N/A(6)				10/2032	—	(1)	—	(3)
PDQ.com Corporation^	One stop	SF +	4.75%	(i)	8.42%				10/2032	5,756	5,742	0.1	5,727
PDQ.com Corporation^(5)	One stop				N/A(6)				10/2032	—	(7)	—	(7)
ReliaQuest Holdings, LLC^(24)	One stop	SF +	6.00%	(i)	6.59%	cash/	3.25%	PIK	04/2031	41,805	41,565	0.9	41,805
ReliaQuest Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(21)	—	—
ReliaQuest Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(46)	—	—
ReliaQuest Holdings, LLC^(24)	One stop	SF +	6.00%	(i)	6.59%	cash/	3.25%	PIK	04/2031	57,841	57,590	1.3	57,841
Saturn Borrower Inc.*	One stop	SF +	6.00%	(i)	9.67%				11/2028	8,149	7,927	0.2	8,149
Saturn Borrower Inc.^	One stop	SF +	6.00%	(i)	9.68%				11/2028	228	217	—	228
UKG Inc.^(25)	Senior secured	SF +	2.50%	(i)	6.34%				02/2031	25,312	25,231	0.6	25,368
VS Buyer, LLC^	Senior secured	SF +	2.25%	(i)	6.09%				04/2031	11,910	11,917	0.3	11,977
WPEngine, Inc.^	One stop	SF +	5.75%	(i)	9.45%				08/2029	953	941	—	953
WPEngine, Inc.^	One stop				N/A(6)				08/2029	—	—	—	—
										260,599	258,959	5.8	260,817
Leisure Products
Cast & Crew Payroll, LLC^	Senior secured	SF +	3.75%	(h)	7.47%				12/2028	2,419	2,426	—	1,461
Crunch Holdings, LLC*&	One stop	SF +	4.50%	(h)	8.22%				09/2031	17,603	17,562	0.4	17,603
Crunch Holdings, LLC^(5)	One stop				N/A(6)				09/2031	—	(5)	—	—
EP Purchaser, LLC^	Senior secured	SF +	3.50%	(i)	7.43%				11/2028	4,888	4,870	0.1	3,517
Movement Holdings, LLC*&(8)(10)	One stop	SF +	5.50%	(i)	9.32%				03/2030	21,968	21,812	0.5	21,968
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.50%	(i)	9.32%	03/2030	$747	$721	—%	$747
Movement Holdings, LLC^(5)(8)(10)	One stop				N/A(6)	03/2030	—	(105)	—	—
							47,625	47,281	1.0	45,296
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	8.69%	11/2029	85,027	84,602	1.9	84,602
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(h)	8.22%	09/2032	33,794	33,713	0.8	33,709
Diamondback Acquisition, Inc.^(5)	One stop				N/A(6)	09/2032	—	(17)	—	(17)
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(h)	8.22%	09/2032	875	864	—	863
PAS Parent Inc.*&^	One stop	SF +	4.50%	(h)	8.22%	08/2032	22,134	21,731	0.5	22,134
PAS Parent Inc.^(5)	One stop				N/A(6)	08/2031	—	(16)	—	—
PAS Parent Inc.^(5)	One stop				N/A(6)	08/2032	—	(20)	—	—
							141,830	140,857	3.2	141,291
Machinery
AAL Delaware#(8)(25)	Senior secured	SF +	2.75%	(h)	6.47%	07/2031	4,975	4,998	0.1	5,007
AI Titan Parent, Inc.*^	One stop	SF +	4.50%	(h)	8.22%	08/2031	9,302	9,227	0.2	9,209
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(h)	8.32%	08/2031	419	411	—	400
AI Titan Parent, Inc.^(5)	One stop				N/A(6)	08/2031	—	(9)	—	(12)
Blackbird Purchaser, Inc.*&^	One stop	SF +	5.75%	(i)	9.42%	12/2030	20,006	19,878	0.5	20,006
Blackbird Purchaser, Inc.^(5)	One stop				N/A(6)	12/2030	—	(10)	—	—
Blackbird Purchaser, Inc.^	One stop	SF +	5.75%	(h)(i)	9.43%	12/2029	1,690	1,673	0.1	1,690
Filtration Group Corp.^#(25)	Senior secured	SF +	2.75%	(h)	6.47%	10/2028	17,060	17,095	0.4	17,173
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(l)	6.51%	06/2032	898	898	—	898
Thermogenics, Inc.^(5)(8)(11)	One stop				N/A(6)	06/2032	—	(3)	—	—
Thermogenics, Inc.&(8)(11)	One stop	SF +	4.25%	(i)	7.92%	06/2032	1,151	1,146	—	1,151
Thermogenics, Inc.^(5)(8)(11)	One stop				N/A(6)	06/2032	—	(13)	—	—
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(l)	6.51%	06/2032	92	92	—	92
Thermogenics, Inc.^(8)(11)	One stop	SF +	4.25%	(i)	7.92%	06/2032	676	673	—	676
Wireco Worldgroup Inc.^#	Senior secured	SF +	3.75%	(i)	7.61%	11/2028	9,191	9,187	0.2	9,215
							65,460	65,243	1.5	65,505
Media
Ascend Learning, LLC^#(25)	Senior secured	SF +	3.00%	(h)	6.72%	12/2028	22,433	22,388	0.5	22,538
Lotus Topco, Inc.*	One stop	SF +	4.75%	(i)	8.42%	06/2030	1,680	1,671	—	1,680
Lotus Topco, Inc.^(5)	One stop				N/A(6)	06/2030	—	(2)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(i)	8.42%	06/2030	213	208	—	213
Lotus Topco, Inc.&	One stop	SF +	4.75%	(i)	8.42%	06/2030	10,186	10,117	0.2	10,186
Shout! Factory, LLC*^	One stop	SF +	5.25%	(i)	8.92%	06/2031	17,671	17,549	0.4	17,671
Shout! Factory, LLC^	One stop	SF +	5.25%	(i)	8.93%	06/2031	263	249	—	263
Triple Lift, Inc.*	One stop	SF +	5.75%	(i)	9.59%	05/2028	8,658	8,492	0.2	7,987
Triple Lift, Inc.*	One stop	SF +	5.75%	(i)	9.59%	05/2028	2,540	2,491	0.1	2,343
							63,644	63,163	1.4	62,881
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.20%	12/2032	6,460	6,436	0.1	6,436
Edition Holdings, Inc.^(5)	One stop				N/A(6)	12/2032	—	(2)	—	(2)
Edition Holdings, Inc.^(5)	One stop				N/A(6)	12/2032	—	(3)	—	(7)
Edition Holdings, Inc.^(5)	One stop				N/A(6)	12/2032	—	(2)	—	(3)
							6,460	6,429	0.1	6,424
Paper & Forest Products
Ranpak Corporation^#(8)	Senior secured	SF +	4.50%	(h)	8.22%	12/2031	3,631	3,629	0.1	3,640
Ranpak Corporation^#(8)	Senior secured	SF +	4.50%	(h)	8.22%	12/2031	2,324	2,322	—	2,330
							5,955	5,951	0.1	5,970
Personal Products
Knowlton Development Corporation, Inc.^#(8)(11)(25)	Senior secured	SF +	3.50%	(h)	7.22%	08/2028	19,024	19,071	0.4	18,810
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.^	One stop	SF +	4.75%	(i)	8.42%				02/2030	$5,955	$5,718	0.1%	$5,955
Caerus Midco 3 S.A.R.L.*(8)	One stop	SF +	5.00%	(i)	8.67%				05/2029	19,447	19,110	0.4	19,447
Certara Holdco, Inc. and Certara USA, Inc.^(8)	Senior secured	SF +	2.75%	(h)	6.47%				06/2031	10,907	10,891	0.3	11,030
Creek Parent, Inc.*^	One stop	SF +	5.00%	(h)	8.73%				12/2031	79,397	78,213	1.8	79,397
Creek Parent, Inc.^(5)	One stop				N/A(6)				12/2031	—	(160)	—	—
										115,706	113,772	2.6	115,829
Professional Services
Avalara, Inc.^#(25)	Senior secured	SF +	2.75%	(i)	6.42%				03/2032	20,879	20,866	0.5	20,994
bswift, LLC^	One stop	SF +	4.75%	(h)	8.57%				11/2028	9,553	9,502	0.2	9,501
Citrin Cooperman Advisors LLC^#(25)	Senior secured	SF +	3.00%	(i)	6.67%				03/2032	16,137	16,122	0.4	16,205
Citrin Cooperman Advisors LLC#(5)	Senior secured				N/A(6)				03/2032	—	(10)	—	4
Dawn Bidco, LLC#(25)	Senior secured	SF +	3.00%		6.65%				09/2032	12,500	12,469	0.3	12,478
Denali Intermediate Holdings, Inc.^(5)	One stop				N/A(6)				08/2032	—	(139)	—	—
Denali Intermediate Holdings, Inc.^	One stop	SF +	5.50%	(h)	9.23%				08/2032	146,455	145,063	3.3	146,455
Eclipse Buyer, Inc.*^	One stop	SF +	4.50%	(h)	8.25%				09/2031	12,644	12,541	0.3	12,644
Eclipse Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(50)	—	—
Eclipse Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(9)	—	—
Eisner Advisory Group LLC#(25)	Senior secured	SF +	4.00%	(h)	7.72%				02/2031	4,477	4,510	0.1	4,515
Eliassen Group, LLC*	One stop	SF +	5.75%	(i)	9.42%				04/2028	4,794	4,794	0.1	4,626
Geosyntec Consultants, Inc.^#	Senior secured	SF +	3.00%	(h)	6.72%				07/2031	18,154	18,179	0.4	18,279
Grant Thornton Advisors, LLC#(25)	Senior secured	SF +	3.00%	(h)	6.72%				06/2031	14,715	14,727	0.3	14,792
IG Investments Holdings, LLC*^	One stop	SF +	5.00%	(i)	8.84%				09/2028	22,683	22,661	0.5	22,683
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(24)	One stop	SF +	6.00%	(i)	6.34%	cash/	3.50%	PIK	11/2030	15,757	15,534	0.3	14,497
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(24)	One stop	SF +	6.00%	(i)	6.17%	cash/	3.50%	PIK	11/2030	2,826	2,812	—	2,600
Outcomes Group Holdings, Inc.^#(25)	Senior secured	SF +	3.00%	(h)	6.72%				05/2031	14,888	14,896	0.3	15,000
PGA Holdings, Inc.^#(25)	Senior secured	SF +	3.00%	(h)	6.72%				04/2031	25,709	25,736	0.6	25,790
Varicent Intermediate Holdings Corporation^(8)(11)(24)	One stop	SF +	6.26%	(i)	6.54%	cash/	3.38%	PIK	08/2031	44,557	44,061	1.0	44,334
Varicent Intermediate Holdings Corporation^(5)(8)(11)	One stop				N/A(6)				08/2031	—	(74)	—	(38)
Varicent Intermediate Holdings Corporation^(5)(8)(11)	One stop				N/A(6)				08/2031	—	(37)	—	(31)
Varicent Intermediate Holdings Corporation^(8)(11)(24)	One stop	SF +	6.26%	(i)	6.55%	cash/	3.38%	PIK	08/2031	21,093	20,991	0.5	20,988
Varicent Intermediate Holdings Corporation^(5)(8)(11)	One stop				N/A(6)				08/2031	—	(23)	—	(24)
										407,821	405,122	9.1	406,292
Real Estate Management & Development
RealPage, Inc.^(25)	Senior secured	SF +	3.00%	(i)	6.93%				04/2028	4,898	4,888	0.1	4,900

Road & Rail
Kenan Advantage Group, Inc.^#(25)	Senior secured	SF +	3.25%	(h)	6.97%				01/2029	28,708	28,636	0.6	28,508
VRS Buyer, Inc.#(25)	Senior secured	SF +	3.50%	(i)	7.24%				10/2032	11,793	11,824	0.3	11,849
VRS Buyer, Inc.#	Senior secured				N/A(6)				10/2032	—	3	—	6
										40,501	40,463	0.9	40,363
Software
Anaplan, Inc.*	One stop	SF +	4.50%	(i)	8.32%				06/2029	9,900	9,843	0.2	9,900
Appfire Technologies, LLC*	One stop	SF +	4.75%	(i)	8.42%				03/2028	10,048	9,970	0.2	9,947
Appfire Technologies, LLC^(5)	One stop				N/A(6)				03/2028	—	(67)	—	(225)
Apttus Corporation^#	Senior secured	SF +	3.50%	(i)	7.34%				05/2028	16,368	16,363	0.4	16,368
AQA Acquisition Holding, Inc. ^#	Senior secured	SF +	4.00%	(i)	7.84%				03/2028	25,492	25,505	0.6	24,058
Artifact Bidco, Inc.*^	One stop	SF +	4.15%	(i)	7.82%				05/2031	5,024	4,985	0.1	5,024
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2030	—	(2)	—	—
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2030	—	(5)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(h)	9.72%				03/2031	$17,541	$17,340	0.4%	$17,541
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.00%	(h)	9.72%				03/2031	7,718	7,632	0.2	7,718
Azurite Intermediate Holdings, Inc.^(5)	One stop				N/A(6)				03/2031	—	(32)	—	—
Baxter Planning Systems, LLC^(24)	One stop	SF +	6.26%	(i)	6.72%	cash/	3.38%	PIK	05/2031	12,139	12,072	0.3	12,139
Baxter Planning Systems, LLC^(5)	One stop				N/A(6)				05/2031	—	(12)	—	—
Baxter Planning Systems, LLC^(5)	One stop				N/A(6)				05/2031	—	(14)	—	—
BestPass, Inc.*&^	One stop	SF +	4.75%	(h)	8.47%				08/2031	36,142	35,998	0.8	36,142
BestPass, Inc.^(5)	One stop				N/A(6)				08/2031	—	(14)	—	—
BestPass, Inc.^	One stop	SF +	4.75%	(h)	8.47%				08/2031	4,800	4,781	0.1	4,800
Bloomerang, LLC^(24)	One stop	SF +	6.50%	(i)	6.67%	cash/	3.50%	PIK	12/2029	10,279	10,212	0.2	10,279
Bloomerang, LLC^(24)	One stop	SF +	6.50%	(i)	6.67%	cash/	3.50%	PIK	12/2029	1,028	1,008	—	1,028
Bloomerang, LLC^	One stop	P +	5.00%	(a)(i)	10.71%				12/2029	1,140	1,125	—	1,140
Blue Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(d)	7.17%				06/2032	13,177	12,652	0.3	13,177
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				06/2032	22,900	22,699	0.5	22,900
Blue Bidco Limited^(8)(9)(10)	One stop				N/A(6)				06/2032	—	—	—	—
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(j)	8.68%				06/2032	3,300	3,285	0.1	3,300
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(j)	8.68%				06/2032	6,778	6,778	0.2	6,778
Bottomline Technologies, Inc.*	One stop	SF +	4.50%	(i)	8.17%				05/2029	4,863	4,779	0.1	4,863
Bullhorn, Inc.*	One stop	SF +	5.00%	(h)	8.72%				10/2029	3,959	3,943	0.1	3,959
Bullhorn, Inc.*	One stop	SF +	5.00%	(h)	8.72%				10/2029	3,959	3,944	0.1	3,959
Burning Glass Intermediate Holdings Company, Inc.^	One stop	SF +	4.50%	(i)	8.32%				06/2028	731	727	—	731
Burning Glass Intermediate Holdings Company, Inc.^	One stop	SF +	4.50%	(i)	8.32%				06/2028	12,925	12,893	0.3	12,925
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				08/2030	4,828	4,497	0.1	4,828
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				08/2030	945	879	—	945
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%	(f)	9.05%				08/2030	296	284	—	296
Camelia Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(16)	—	—
Capstone Borrower^#(8)(25)	Senior secured	SF +	2.75%	(i)	6.42%				06/2030	16,456	16,474	0.4	16,468
CB Buyer, Inc.^	One stop	SF +	5.25%	(i)	8.92%				07/2031	37,296	37,022	0.8	36,923
CB Buyer, Inc.^	One stop	SF +	5.25%	(h)	8.97%				07/2031	232	203	—	195
CB Buyer, Inc.^	One stop	SF +	5.25%	(i)	8.92%				07/2031	408	366	—	342
Cloud Software Group#(8)(25)	Senior secured	SF +	3.25%	(i)	6.92%				08/2032	14,056	14,079	0.3	14,090
Cloud Software Group#(8)(25)	Senior secured	SF +	3.25%	(i)	6.92%				03/2031	3,990	4,000	0.1	4,000
ConnectWise, LLC^#(25)	Senior secured	SF +	3.50%	(i)	7.43%				10/2028	28,467	28,423	0.6	28,023
Conservice Midco, LLC^#	Senior secured	SF +	2.75%	(h)	6.47%				05/2030	15,940	15,944	0.4	15,995
Cornerstone OnDemand, Inc.^(8)	Senior secured	SF +	3.75%	(h)	7.58%				10/2028	9,387	9,249	0.2	8,652
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(i)	10.59%				11/2030	28,617	28,321	0.6	28,617
Crewline Buyer, Inc.^(5)	One stop				N/A(6)				11/2030	—	(26)	—	—
Cyberswift#(8)(14)	Senior secured	SF +	4.00%	(i)	7.94%				10/2032	7,000	6,966	0.2	6,998
Daxko Acquisition Corporation*	One stop	SF +	4.75%	(h)	8.47%				10/2028	11,544	11,300	0.3	11,544
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(h)	8.47%				10/2028	5,450	5,402	0.1	5,450
Daxko Acquisition Corporation^(5)	One stop				N/A(6)				10/2028	—	(20)	—	—
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				09/2031	28,982	28,740	0.7	28,982
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.02%				09/2031	56,275	55,321	1.3	56,275
Denali Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(34)	—	—
Denali Bidco Limited^(8)(9)(10)(24)	Subordinated debt	N/A			9.80%	PIK			09/2032	27,429	27,113	0.6	27,429
Denali Bidco Limited^(8)(9)(10)(24)	Subordinated debt	N/A			11.20%	PIK			09/2032	18,195	18,072	0.4	18,195
ECI Macola/Max Holding, LLC^#(8)(25)	Senior secured	SF +	2.75%	(i)	6.42%				05/2030	23,269	23,308	0.5	23,416
Einstein Parent, Inc.^	One stop	SF +	6.50%	(i)	10.36%				01/2031	40,574	39,889	0.9	40,574
Einstein Parent, Inc.^(5)	One stop				N/A(6)				01/2031	—	(71)	—	—
Epicor Software Corporation#(25)	Senior secured	SF +	2.50%	(h)	6.22%				05/2031	6,012	6,030	0.1	6,039
Espresso Bidco, Inc.^(24)	One stop	SF +	5.76%	(i)	6.30%	cash/	3.13%	PIK	03/2032	36,813	36,333	0.8	36,813
Espresso Bidco, Inc.^(5)	One stop				N/A(6)				03/2032	—	(66)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Espresso Bidco, Inc.^(5)	One stop				N/A(6)				03/2032	$—	$(59)	—%	$—
EverCommerce Solutions, Inc.^(8)	Senior secured	SF +	2.25%	(h)	5.97%				07/2031	8,038	8,053	0.2	8,071
Evergreen IX Borrower 2023, LLC*^	One stop	SF +	4.75%	(i)	8.42%				09/2030	11,646	11,404	0.3	11,646
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	8.42%				09/2030	3,636	3,608	0.1	3,636
Evergreen IX Borrower 2023, LLC^(5)	One stop				N/A(6)				10/2029	—	(25)	—	—
Flexera Software, LLC^(9)	One stop	E +	4.50%	(b)	6.43%				08/2032	11,260	11,208	0.3	11,218
Flexera Software, LLC*^	One stop	SF +	4.50%	(i)	8.35%				08/2032	31,766	31,728	0.7	31,647
Flexera Software, LLC^(5)	One stop				N/A(6)				08/2032	—	(3)	—	(9)
Flexera Software, LLC^	One stop	SF +	4.50%	(i)	8.19%				08/2032	10,012	9,975	0.2	9,975
GTIV, LLC^	One stop	SF +	4.75%	(h)(i)	8.59%				02/2031	46,539	46,423	1.0	46,423
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(i)	8.17%				09/2031	41,843	41,495	0.9	41,843
Gurobi Optimization, LLC^(5)	One stop				N/A(6)				09/2031	—	(32)	—	—
Hyland Software, Inc.*^	One stop	SF +	5.00%	(i)	8.67%				09/2030	28,114	27,830	0.6	28,114
Hyland Software, Inc.^(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.&^	One stop	SF +	4.50%	(i)	8.17%				01/2030	37,270	36,938	0.8	37,270
Icefall Parent, Inc.^(5)	One stop				N/A(6)				01/2030	—	(33)	—	—
IGT Holding IV AB#(8)(20)	Senior secured	SF +	3.00%	(i)	6.67%				09/2031	2,000	2,005	0.1	2,015
Instructure Holdings, Inc.^#(25)	Senior secured	SF +	2.75%	(i)	6.44%				11/2031	15,030	15,006	0.3	15,075
iSolved, Inc.^#	Senior secured	SF +	2.75%	(h)	6.47%				10/2030	25,334	25,369	0.6	25,457
Javelin Buyer, Inc.^#(25)	Senior secured	SF +	2.75%	(i)	6.59%				12/2031	20,030	20,057	0.5	20,119
Kairos Bidco Limited^	One stop	SF +	4.75%	(i)	8.42%				07/2032	85	81	—	85
Kairos Bidco Limited&	One stop	SF +	4.75%	(i)	8.42%				07/2032	4,890	4,867	0.1	4,890
Kairos Bidco Limited^(5)	One stop				N/A(6)				07/2032	—	(8)	—	—
Kairos Bidco Limited^	One stop	SF +	4.75%	(i)	8.42%				07/2032	735	732	—	735
Kaseya Inc.^(25)	Senior secured	SF +	3.00%	(h)	6.72%				03/2032	5,084	5,060	0.1	5,094
LeadsOnline, LLC*	One stop	SF +	4.50%	(i)	8.48%				02/2028	4,362	4,303	0.1	4,362
LeadsOnline, LLC*	One stop	SF +	4.50%	(i)	8.17%				02/2028	2,225	2,218	0.1	2,225
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.48%				02/2028	770	759	—	770
LeadsOnline, LLC^(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH^(8)(9)(16)	One stop	E +	4.75%	(c)	6.77%				12/2031	26,680	23,572	0.6	26,680
Lighthouse Bidco GMBH^(8)(9)(16)	One stop	E +	4.75%	(d)	6.87%				06/2031	2,466	2,400	0.1	2,466
Lighthouse Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				12/2031	—	(122)	—	—
LogicMonitor, Inc.^	One stop	SF +	5.50%	(i)	9.34%				11/2031	52,165	51,885	1.2	51,513
LogicMonitor, Inc.^(5)	One stop				N/A(6)				11/2031	—	(30)	—	(71)
LogicMonitor, Inc.^(5)	One stop				N/A(6)				11/2031	—	(20)	—	(41)
Matrix42 Holding GMBH^(8)(9)(16)	One stop	E +	6.25%	(d)	8.32%				12/2029	191	175	—	191
Matrix42 Holding GMBH^(8)(9)(16)	One stop	E +	6.25%	(c)	8.31%				12/2029	20,929	20,556	0.5	20,929
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.07%				11/2031	14,669	13,030	0.3	14,669
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.00%	(i)	8.82%				11/2031	9,353	9,234	0.2	9,353
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.06%				11/2031	1,310	1,268	—	1,310
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.06%				11/2030	2,969	2,927	0.1	2,969
Modena Buyer, LLC^#(25)	Senior secured	SF +	4.25%	(i)	8.09%				07/2031	17,890	17,537	0.4	17,832
Motus Group, LLC^	Senior secured	SF +	3.75%	(i)	7.42%				12/2028	8,763	8,784	0.2	8,748
MYOB Invest Co Pty Ltd^(8)(9)(12)(24)	One stop	A +	5.25%	(e)	6.19%	cash/	2.75%	PIK	06/2030	169,615	163,635	3.8	169,615
Navex Global Holdings Corporation*&^	One stop	SF +	5.00%	(i)	8.91%				10/2032	28,723	28,278	0.6	28,581
Navex Global Holdings Corporation^(5)	One stop				N/A(6)				10/2031	—	(6)	—	(11)
Navex Global Holdings Corporation^(5)	One stop				N/A(6)				10/2032	—	(7)	—	(14)
Onit, Inc.&^	One stop	SF +	4.75%	(i)	8.59%				01/2032	18,763	18,603	0.4	18,810
Onit, Inc.^(5)	One stop				N/A(6)				01/2032	—	(23)	—	—
Onit, Inc.^(5)	One stop				N/A(6)				01/2032	—	(35)	—	—
Onit, Inc.^	One stop	SF +	4.50%	(i)	8.34%				01/2032	3,163	3,155	0.1	3,163
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(8)(9)(14)	One stop	E +	5.75%	(c)	7.77%				11/2029	10,139	9,140	0.2	10,164
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(8)(9)(14)	One stop	E +	5.00%	(c)	7.02%				11/2029	$737	$619	—%	$737
Panzura, LLC^(24)	One stop	N/A			7.00%	cash/	8.00%	PIK	08/2027	67	65	—	60
Personify, Inc.*&	One stop	SF +	4.75%	(h)	8.47%				09/2028	17,087	17,016	0.4	17,087
Personify, Inc.*	One stop	SF +	4.75%	(h)	8.47%				09/2028	6,342	6,302	0.1	6,342
Pineapple German Bidco GMBH^(8)(9)(16)(24)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	21,428	19,525	0.5	21,428
Pineapple German Bidco GMBH^(8)(16)(24)	One stop	SF +	5.26%	(i)	5.78%	cash/	3.13%	PIK	01/2031	17,126	16,986	0.4	17,126
Pineapple German Bidco GMBH^(8)(9)(16)(24)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	6,641	5,996	0.2	6,641
Pineapple German Bidco GMBH^(8)(9)(16)(24)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	6,038	5,200	0.1	6,038
Pineapple German Bidco GMBH^(8)(16)(24)	One stop	SF +	5.26%	(i)	5.78%	cash/	3.13%	PIK	01/2031	1,446	1,418	—	1,446
Pineapple German Bidco GMBH^(8)(9)(16)(24)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	1,471	1,330	—	1,471
Pineapple German Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				01/2031	—	(207)	—	—
PING Identity Holding Corp.#	Senior secured	SF +	2.75%	(i)	6.59%				11/2032	10,000	9,975	0.2	10,038
Planview Parent, Inc.^#	Senior secured	SF +	3.50%	(i)	7.17%				12/2027	21,855	21,796	0.5	21,032
Pluralsight, LLC^(7)(24)	One stop	SF +	7.50%	(i)	11.32%	PIK			08/2029	2,085	2,032	—	1,626
Pluralsight, LLC^(24)	One stop	SF +	4.50%	(i)	6.82%	cash/	1.50%	PIK	08/2029	1,211	1,185	—	1,163
Pluralsight, LLC^(24)	One stop	SF +	4.50%	(i)	6.82%	cash/	1.50%	PIK	08/2029	606	606	—	581
Pluralsight, LLC^(5)	One stop				N/A(6)				08/2029	—	—	—	(12)
Pluralsight, LLC^(5)	One stop				N/A(6)				08/2029	—	—	—	(30)
Proofpoint, Inc.^#(25)	Senior secured	SF +	3.00%	(i)	6.67%				08/2028	27,522	27,515	0.6	27,709
QAD, Inc.*	One stop	SF +	4.75%	(h)	8.47%				11/2027	9,722	9,722	0.2	9,722
Rainforest Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(60)	—	—
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	4.75%	(c)	6.78%				07/2029	15,270	14,103	0.3	15,270
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	4.75%	(c)	6.83%				07/2029	3,991	3,950	0.1	3,991
Sophia, L.P.#(8)(25)	Senior secured	SF +	2.75%	(h)	6.47%				10/2029	9,021	9,040	0.2	9,083
Spark Bidco Limited^(8)(9)(10)	One stop	A +	4.75%	(e)	8.33%				10/2032	19,601	19,249	0.5	19,601
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(i)	8.69%				10/2032	94,724	94,008	2.1	94,724
Spark Bidco Limited^(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(i)	8.69%				10/2032	34,275	34,275	0.8	34,275
Spark Bidco Limited^(8)(9)(10)	One stop	SN +	3.98%	(g)	7.70%				10/2032	2,984	2,969	0.1	2,984
Telesoft Holdings LLC*	One stop	SF +	5.75%	(h)	9.57%				12/2026	5,612	5,601	0.1	5,612
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	8.72%				05/2031	44,316	44,017	1.0	44,316
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	8.72%				05/2031	1,111	1,067	—	1,111
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	8.72%				05/2031	575	545	—	575
Transform Bidco Limited^(8)(10)(24)	One stop	SF +	6.90%	(i)	7.94%	cash/	2.90%	PIK	01/2031	14,967	14,716	0.3	14,967
Transform Bidco Limited^(8)(10)(24)	One stop	SF +	6.75%	(i)	10.69%	PIK			01/2031	7,930	7,844	0.2	7,930
Transform Bidco Limited^(8)(9)(10)(24)	One stop	A +	6.75%	(e)(i)	7.62%	cash/	2.75%	PIK	01/2031	2,691	2,607	0.1	2,691
Transform Bidco Limited^(8)(9)(10)(24)	One stop	SN +	6.75%	(g)	7.72%	cash/	2.75%	PIK	01/2031	424	398	—	424
Transform Bidco Limited^(8)(10)	One stop	SF +	6.50%	(h)	10.73%				06/2030	487	455	—	487
Transform Bidco Limited^(5)(8)(10)	One stop				N/A(6)				01/2031	—	(45)	—	—
Transform Bidco Limited^(5)(8)(10)	One stop				N/A(6)				01/2031	—	(108)	—	—
Tricentis Operations Holdings, Inc.^(24)	One stop	SF +	6.26%	(i)	5.22%	cash/	4.88%	PIK	02/2032	64,188	63,918	1.4	64,188
Tricentis Operations Holdings, Inc.^(5)	One stop				N/A(6)				02/2032	—	(34)	—	—
Tricentis Operations Holdings, Inc.^(5)	One stop				N/A(6)				02/2032	—	(54)	—	—
Vanco Payment Solutions, LLC^(5)	One stop				N/A(6)				12/2031	—	(9)	—	(9)
Vanco Payment Solutions, LLC^	One stop	SF +	4.75%	(i)	8.42%				12/2031	19,219	19,029	0.4	19,026
Vantage Bidco GMBH^(8)(9)(16)	One stop	E +	6.00%	(c)	8.02%				04/2031	21,797	19,582	0.5	21,797
Vantage Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				10/2030	—	(38)	—	—
Varinem German Midco GMBH^(8)(9)(16)	One stop	E +	5.50%	(d)	7.57%				07/2031	27,640	25,463	0.6	27,640
Varinem German Midco GMBH^(8)(9)(16)	One stop	E +	4.75%	(d)	6.82%				07/2031	10,751	9,945	0.2	10,751
Viper Bidco, Inc.^	One stop	SF +	4.75%	(i)	8.42%				11/2031	53,798	53,571	1.2	53,932
Viper Bidco, Inc.^(9)	One stop	SN +	4.75%	(g)	8.47%				11/2031	24,785	23,061	0.6	24,847
Viper Bidco, Inc.^(5)	One stop				N/A(6)				11/2031	—	(22)	—	—
Viper Bidco, Inc.^(5)	One stop				N/A(6)				11/2031	—	(12)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Viper Bidco, Inc.^(5)	One stop				N/A(6)	11/2031	$—	$(21)	—%	$—
Zendesk, Inc.*^	One stop	SF +	5.00%	(i)	8.69%	11/2028	10,136	10,136	0.2	10,136
							1,992,806	1,955,485	44.4	1,987,611
Specialized Finance
AGL CLO 20 Ltd.(8)(18)(26)	Structured Finance Note	SF +	4.45%		8.33%	10/2037	1,500	1,508	—	1,499
AGL CLO 45, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.60%		7.70%	01/2039	2,500	2,500	0.1	2,532
AGL CLO 46, Ltd.(8)(19)	Structured Finance Note	SF +	3.60%		7.15%	01/2039	3,000	3,000	0.1	3,000
AGL CLO 5, Ltd.(8)(19)	Structured Finance Note	SF +	3.95%		7.74%	01/2039	3,000	3,000	0.1	3,008
AIMCO CLO 20, Ltd.(8)(18)(26)	Structured Finance Note	SF +	3.60%		7.53%	10/2038	3,750	3,750	0.1	3,800
Apidos CLO LIII(8)(19)(26)	Structured Finance Note	SF +	3.50%		7.38%	07/2038	2,000	2,000	—	2,014
Apidos CLO LIII(8)(19)(26)	Structured Finance Note	SF +	4.80%		8.68%	07/2038	2,375	2,375	—	2,389
Apidos CLO XXVIII(8)(19)(26)	Structured Finance Note	SF +	4.05%		7.83%	10/2038	4,500	4,500	0.1	4,531
Ares LVII CLO, Ltd.(8)(19)	Structured Finance Note	SF +	3.75%		7.63%	10/2038	3,000	3,000	0.1	2,984
Ares LXIII CLO, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.35%		8.13%	10/2038	3,500	3,500	0.1	3,511
Ares LXXVIII CLO, Ltd.(8)(19)	Structured Finance Note	SF +	3.75%		7.59%	01/2039	5,000	5,000	0.1	5,033
Bain Capital Credit CLO 2022-1, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.95%		7.83%	10/2038	9,000	9,000	0.2	9,021
Bain Capital Credit CLO 2023-4, Ltd.(8)(19)	Structured Finance Note	SF +	3.90%		7.78%	01/2039	7,875	7,875	0.2	7,858
Bain Capital Credit CLO 2025-3, Limited(8)(19)(26)	Structured Finance Note	SF +	4.05%		7.83%	07/2038	4,000	4,000	0.1	4,024
Bain Capital Credit CLO 2025-4, Limited(8)(19)(26)	Structured Finance Note	SF +	3.65%		7.65%	01/2039	2,000	2,000	—	2,030
Bain Capital Credit CLO 2025-5, Ltd.(8)(19)	Structured Finance Note	SF +	3.65%		7.42%	01/2039	2,000	2,000	—	2,000
Balboa Bay Loan Funding 2025-2, Ltd.(8)(19)	Structured Finance Note	SF +	3.85%		7.64%	01/2039	4,000	4,000	0.1	4,000
Ballyrock CLO 30, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.05%		8.04%	10/2038	3,000	3,000	0.1	3,019
Ballyrock CLO 32, Ltd.(8)(19)	Structured Finance Note	SF +	3.60%		7.49%	01/2039	5,000	5,000	0.1	5,063
BCC Middle Market CLO 2023-2, LLC(8)	Structured Finance Note	SF +	3.50%		7.20%	10/2035	12,750	12,750	0.3	12,782
Carlyle US CLO 2023-3, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.75%		7.75%	10/2040	5,000	5,000	0.1	5,021
Carlyle US CLO 2025-2, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.35%		7.13%	07/2038	2,500	2,500	0.1	2,540
CBAMR 2018-5, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.15%		7.93%	10/2038	4,000	4,000	0.1	4,014
CBAMR 2019-11R, Ltd.(8)(19)	Structured Finance Note	SF +	4.20%		8.08%	03/2038	4,500	4,500	0.1	4,507
CIFC Funding 2018-III, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.90%		8.10%	10/2038	3,500	3,500	0.1	3,524
CIFC Funding 2019-II, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.85%		8.02%	10/2038	5,000	5,000	0.1	5,030
CIFC Funding 2019-V, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.95%		8.15%	10/2038	3,000	3,000	0.1	3,018
CIFC Funding 2020-III, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.65%		7.51%	10/2028	5,000	5,000	0.1	5,080
CIFC Funding 2021-III, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.70%		7.64%	10/2038	3,000	3,000	0.1	3,011
CIFC Funding 2025-IV, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.10%		7.88%	10/2038	2,500	2,500	0.1	2,519
CIFC Funding 2025-V, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.00%		8.00%	10/2038	5,000	5,000	0.1	5,040
Davis Park CLO, Ltd.(8)(18)(26)	Structured Finance Note	SF +	4.35%		8.23%	07/2038	5,000	5,000	0.1	5,012
Eaton Vance CLO 2013-1, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.15%		8.05%	10/2038	5,000	5,000	0.1	5,008
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Elmwood CLO 19, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.75%		7.75%	10/2038	$2,000	$2,000	—%	$2,010
GoldenTree Loan Management US CLO 15, Ltd.(8)(18)(26)	Structured Finance Note	SF +	3.75%		7.63%	10/2038	2,250	2,250	—	2,275
GoldenTree Loan Management US CLO 17, Ltd.(8)(18)(26)	Structured Finance Note	SF +	4.00%		7.88%	01/2039	1,500	1,500	—	1,510
GoldenTree Loan Management US CLO 27, Ltd.(8)(19)	Structured Finance Note	SF +	3.65%		7.54%	01/2040	7,500	7,500	0.2	7,535
Green Lakes Park CLO, LLC(8)(26)	Structured Finance Note	SF +	3.70%		7.56%	01/2038	3,350	3,350	0.1	3,355
Higley Park CLO, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.00%		7.87%	07/2038	3,750	3,750	0.1	3,782
Hook Park CLO, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.75%		8.53%	07/2038	3,000	3,000	0.1	3,017
Ivy Hill Middle Market Credit Fund XX, Ltd.(8)(18)(26)	Structured Finance Note	SF +	4.00%		7.88%	07/2037	4,500	4,500	0.1	4,514
Madison Park Funding XLVIII, Ltd.(8)(19)	Structured Finance Note	SF +	3.85%		7.64%	01/2039	4,500	4,500	0.1	4,513
Madison Park Funding XVII, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.15%		8.02%	10/2037	5,700	5,709	0.1	5,723
MCF CLO IV, LLC(8)(26)	Structured Finance Note	SF +	5.00%		9.00%	10/2037	4,750	4,750	0.1	4,777
Neuberger Berman CLO 32R, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.25%		8.03%	07/2039	5,500	5,500	0.1	5,484
OCP CLO 2025-44, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.05%		7.83%	10/2038	4,000	4,000	0.1	4,033
OHA Credit Funding 22, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.25%		8.03%	07/2038	2,500	2,500	0.1	2,530
OHA Credit Partners VII, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.50%		7.39%	02/2028	2,000	1,975	—	2,013
Orion CLO 2023-2, Ltd.(8)(18)	Structured Finance Note	SF +	4.00%		7.70%	01/2037	4,500	4,500	0.1	4,511
Orion CLO 2025-5, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.25%		8.13%	07/2038	4,000	4,000	0.1	4,027
Orion CLO 2025-6 Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.05%		8.10%	10/2038	4,000	4,000	0.1	3,995
Palmer Square CLO 2019-1, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.00%		7.85%	08/2038	3,000	3,000	0.1	3,005
Palmer Square CLO 2021-3, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.05%		7.95%	10/2038	4,500	4,500	0.1	4,510
Palmer Square CLO 2023-3, Ltd.(8)(19)	Structured Finance Note	SF +	3.75%		7.44%	01/2029	4,000	4,000	0.1	4,000
Peace Park CLO, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.85%		7.73%	10/2038	3,900	3,900	0.1	3,925
Pikes Peak CLO 9(8)(19)(26)	Structured Finance Note	SF +	4.20%		8.06%	10/2038	5,000	5,000	0.1	5,009
Pikes Peak CLO 15 (2023), Ltd.(8)(18)(26)	Structured Finance Note	SF +	3.90%		7.78%	10/2038	2,375	2,375	—	2,390
Rockland Park CLO, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.20%		8.08%	07/2038	2,500	2,500	0.1	2,488
Sixth Street CLO XII, Ltd.(8)(19)	Structured Finance Note	SF +	3.70%		7.49%	01/2039	2,000	2,000	—	2,008
Sixth Street CLO XIV, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.70%		7.57%	01/2038	2,000	1,975	—	2,004
Sixth Street CLO XVIII, Ltd.(8)(19)(26)	Structured Finance Note	SF +	3.85%		7.73%	10/2038	3,000	3,000	0.1	2,990
Voya CLO 2020-2, Ltd.(8)(19)(25)(26)	Structured Finance Note	SF +	4.00%		7.88%	01/2038	1,000	1,000	—	997
Voya CLO 2025-2, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.85%		8.75%	07/2038	5,000	5,000	0.1	5,025
Voya CLO 2025-4, Ltd.(8)(19)(26)	Structured Finance Note	SF +	4.05%		7.95%	10/2038	5,700	5,700	0.1	5,745
							250,025	249,992	5.6	251,122
Specialty Retail
Ashco, LLC#(25)	Senior secured	SF +	3.25%	(h)	6.97%	01/2032	37,562	37,491	0.9	37,829
Ave Holdings III, Corp*&	One stop	SF +	5.50%	(j)	9.62%	02/2028	13,412	13,226	0.3	13,009
Biscuit Parent, LLC*&^	One stop	SF +	4.75%	(i)	8.42%	02/2031	35,903	35,659	0.8	35,903
Biscuit Parent, LLC^(5)	One stop				N/A(6)	02/2031	—	(31)	—	—
Biscuit Parent, LLC^	One stop	SF +	4.75%	(i)	8.42%	02/2031	4,472	4,415	0.1	4,472
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Cavender Stores L.P.*&	Senior secured	SF +	5.00%	(i)	8.67%				10/2029	$23,889	$23,737	0.5%	$23,889
Consilio Midco Limited^(8)(9)(10)(24)	Subordinated debt	E +	7.50%	(d)	9.60%	PIK			04/2033	4,466	4,300	0.1	4,466
Consilio Midco Limited^(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.77%				04/2032	38,061	36,676	0.9	38,061
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(i)	8.42%				04/2032	30,962	30,823	0.7	30,962
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(i)	8.42%				04/2032	19,084	18,998	0.4	19,084
Consilio Midco Limited^(5)(8)(10)	Senior secured				N/A(6)				04/2032	—	(53)	—	—
Consilio Midco Limited^(8)(10)	Senior secured				N/A(6)				04/2032	—	—	—	—
Consilio Midco Limited^(8)(10)(24)	Subordinated debt	SF +	7.50%	(i)	11.23%	PIK			04/2033	5,629	5,592	0.1	5,629
Consilio Midco Limited^(8)(10)(24)	Subordinated debt	SF +	7.50%	(i)	11.82%	PIK			04/2033	6	6	—	6
CVP Holdco, Inc.*^	One stop	SF +	4.75%	(h)	8.47%				06/2031	32,806	32,549	0.7	32,806
CVP Holdco, Inc.^(5)	One stop				N/A(6)				06/2030	—	(26)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(h)	8.47%				06/2031	2,010	1,976	0.1	2,010
Med Parentco, LP^#(25)	Senior secured	SF +	3.25%	(h)	6.97%				04/2031	22,347	22,366	0.5	22,440
Metal Supermarkets US Buyer, LLC&(8)(11)	One stop	SF +	4.75%	(i)	8.42%				12/2030	12,326	12,275	0.3	12,326
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(i)	8.42%				12/2030	328	322	—	328
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	9.72%				11/2030	9,215	9,089	0.2	8,293
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	9.84%				11/2029	140	122	—	21
Radiance Borrower, LLC&^(24)	One stop	SF +	5.25%	(h)	8.97%				06/2031	41,495	41,259	0.9	41,495
Radiance Borrower, LLC^	One stop	SF +	5.25%	(h)	8.97%				06/2031	388	362	—	388
VSG Acquisition Corp. and Sherrill, Inc.*&^	One stop	SF +	5.00%	(h)	8.72%				10/2029	30,999	30,599	0.7	30,999
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.00%	(h)	8.72%				10/2029	331	324	—	331
VSG Acquisition Corp. and Sherrill, Inc.^(5)	One stop				N/A(6)				10/2029	—	(10)	—	—
										365,831	362,046	8.2	364,747
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.^(24)	One stop	SF +	7.00%	(i)	7.88%	cash/	3.25%	PIK	06/2028	11,998	11,710	0.2	10,799
Marcone Yellowstone Buyer Inc.^(24)	One stop	SF +	7.00%	(i)	7.88%	cash/	3.25%	PIK	06/2028	5,089	4,966	0.1	4,580
										17,087	16,676	0.3	15,379
Transportation Infrastructure
LDS Intermediate Holdings, LLC*^	One stop	SF +	5.00%	(h)	8.72%				02/2032	54,616	54,318	1.2	54,616
LDS Intermediate Holdings, LLC^(5)	One stop				N/A(6)				02/2032	—	(44)	—	—
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(h)	8.72%				02/2032	10,815	10,756	0.3	10,815
LDS Intermediate Holdings, LLC^(5)	One stop				N/A(6)				02/2032	—	(33)	—	—
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(h)	8.72%				02/2032	1,809	1,800	—	1,809
PODS, LLC#(25)	Senior secured	SF +	3.00%	(h)	6.83%				03/2028	4,979	4,880	0.1	4,930
										72,219	71,677	1.6	72,170
Water Utilities
Aegion Corporation^#(25)	Senior secured	SF +	3.00%	(h)	6.72%				05/2028	17,304	17,276	0.4	17,416
Aegion Corporation#(25)	Senior secured				N/A(6)				05/2028	—	1	—	3
S.J. Electro Systems, LLC^	One stop	SF +	4.75%	(i)	8.66%				06/2028	4,624	4,600	0.1	4,601
S.J. Electro Systems, LLC^(5)	One stop				N/A(6)				06/2028	—	(25)	—	(26)
Vessco Midco Holdings, LLC&	One stop	SF +	4.50%	(h)(j)	8.42%				07/2031	15,577	15,453	0.3	15,499
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(h)(j)	8.28%				07/2031	4,292	4,272	0.1	4,266
Vessco Midco Holdings, LLC^(5)	One stop				N/A(6)				07/2031	—	(14)	—	(9)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(j)	8.23%				07/2031	4,817	4,793	0.1	4,793
Vessco Midco Holdings, LLC^(5)	One stop				N/A(6)				07/2031	—	(11)	—	(23)
										46,614	46,345	1.0	46,520

Total debt investments										9,879,854	9,770,025	220.0	9,839,925

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(21)(22)
Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A	11/2024	N/A	1,563	$962	—%	$1,320

Auto Components
Arnott, LLC	Common stock	N/A	N/A	12/2024	N/A	—	125	—	84

Automobiles
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	1,146	1,146	—	1,301
CAP-KSI Holdings, LLC	LLC interest		N/A	06/2024	N/A	1,146	—	—	180
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	417	417	—	562
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	83	83	—	107
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	94	—	119
							1,740	—	2,269
Beverages
Spindrift Beverage Co. Inc.	LP interest	N/A	N/A	02/2025	N/A	3	3,178	0.1	3,799

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A	01/2024	N/A	—	109	—	140

Containers & Packaging
Packaging Coordinators Midco, Inc.	LP interest	N/A	N/A	09/2025	N/A	182	1,822	—	1,822

Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A	12/2025	N/A	—	358	—	358
Action Termite Control, LLC	Common stock	N/A	N/A	12/2025	N/A	4	19	—	19
CHVAC Services Investment, LLC	Common stock	N/A	N/A	05/2024	N/A	162	408	0.1	768
Kodiak Buyer, LLC	Common stock	N/A	N/A	08/2025	N/A	4	448	—	454
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A	12/2025	N/A	1	729	—	729
SCP CDH Buyer, Inc.	Common stock	N/A	N/A	12/2025	N/A	8	38	—	38
Virginia Green Acquisition, LLC	LP interest	N/A	N/A	12/2023	N/A	73	73	—	100
							2,073	0.1	2,466
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	7	36	—	178

Electrical Equipment
Wildcat TopCo, Inc.(23)	LP interest	N/A	N/A	12/2024	N/A	191	156	—	208

Food & Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A	12/2025	N/A	2	1,700	—	1,700

Food Products
Zullas, L.C.	Common stock	N/A	N/A	06/2025	N/A	2	1,726	—	1,796

Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A	N/A	08/2025	N/A	3,652	3,652	0.1	3,909
Isto Group, Inc.(9)	LP interest	N/A	N/A	09/2025	N/A	18	2,189	0.1	2,167
ZimVie, Inc.	LP interest	N/A	N/A	10/2025	N/A	10	857	—	857
							6,698	0.2	6,933
Healthcare Providers & Services
HP TLE Buyer, Inc.	Common stock	N/A	N/A	07/2025	N/A	743	743	—	750

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.	Common stock	N/A	N/A		05/2024	N/A	450	$450	—%	$597
Modernizing Medicine, Inc.(23)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	14	15,324	0.4	15,644
								15,774	0.4	16,241
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	Common stock	N/A	N/A		09/2025	N/A	3,613	3,664	0.1	3,613
PB Group Holdings, LLC	LP interest	N/A	N/A		08/2024	N/A	113	262	—	241
Rooster BidCo Limited(8)(10)	Preferred stock	N/A	N/A		03/2025	N/A	1,601	1,656	0.1	2,849
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	4	3,798	0.1	4,719
								9,380	0.3	11,422
Insurance
Oakbridge Insurance Agency LLC	LP interest	N/A	N/A		11/2023	N/A	4	70	—	78

Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A	N/A		03/2024	N/A	—	661	—	347

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	1,279	1,279	—	1,573

Professional Services
Eclipse Buyer, Inc.(23)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	3,894	0.1	3,952

Software
CB Buyer, Inc.	LP interest	N/A	N/A		07/2024	N/A	458	458	—	393
Denali Bidco Limited(8)(10)	LP units	N/A	N/A		08/2023	N/A	75	46	—	130
Energy Worldnet, LLC	LLC interest	N/A	N/A		02/2025	N/A	50	51	—	55
Gurobi Optimization, LLC	Common stock	N/A	N/A		09/2024	N/A	—	209	—	226
LogicMonitor, Inc.	LP interest	N/A	N/A		12/2024	N/A	250	250	—	275
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A	N/A		05/2025	N/A	1,484	1,525	—	1,652
Navex Global Holdings Corporation	LP interest	N/A	N/A		10/2025	N/A	4	3,809	0.1	3,809
Panzura, LLC	LLC units	N/A	N/A		03/2025	N/A	1	4	—	—
Pluralsight, LLC	LLC interest	N/A	N/A		08/2024	N/A	597	1,100	—	37
StrongDM, Inc.	Preferred stock	N/A	N/A		05/2025	N/A	676	3,599	0.1	3,599
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	545	2,384	0.1	2,563
Transform Bidco Limited(8)(10)	LP interest	N/A	N/A		04/2025	N/A	3,478	3,504	0.1	3,483
Tricentis Operations Holdings, Inc.	LP interest	N/A	N/A		02/2025	N/A	40	40	—	46
								16,979	0.4	16,268
Specialty Retail
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A	N/A		12/2024	N/A	1	124	—	135
Metal Supermarkets US Buyer, LLC(8)(11)	Common stock		N/A		12/2024	N/A	—	—	—	2
								124	—	137

Total equity investments								69,229	1.6	73,483

Total investments								9,839,254	221.6	9,913,408

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)		3.64%	(27)				$65,109	1.4%	$65,109
JPMorgan 100% U.S. Treasury Securities Money Market Fund - Capital Share Class (CUSIP 4812A0375)		3.73%	(27)				16,663	0.4	16,663
Total money market funds							81,772	1.8	81,772

Total investments and money market funds							$9,921,026	223.4%	$9,995,180

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2025, as the loan may have priced or repriced based on an index rate prior to December 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to Prime, which was 6.75% as of December 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.94% as of December 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of December 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.11% as of December 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.74% as of December 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.12% as of December 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of December 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.69% as of December 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.65% as of December 31, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.57% as of December 31, 2025.
(k) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.30% as of December 31, 2025.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.26% as of December 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025.
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
(6)The entire commitment was unfunded as of December 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of December 31, 2025, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 21.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(19)The headquarters of this portfolio company is located in Cayman Islands.
(20)The headquarters of this portfolio company is located in the Sweden.
(21)Equity investments are non-income producing securities, unless otherwise noted.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)
(22)Ownership of certain equity investments occurs through a holding company or partnership.
(23)The Company holds an equity investment that is income producing.
(24)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2025.
(25)The fair value of this investment was valued using Level 2 inputs. See Note 6.
(26)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 7.
(27)The rate shown is the annualized seven-day yield as of December 31, 2025.

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

Money market funds (included in cash equivalents and restricted cash equivalents)
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

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle-market in the form of one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans. The Company could selectively invest in second lien and subordinated loans (including loans that rank senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) of private companies. The Company also expects to invest in liquid credit instruments, including secured floating rate syndicated loans (e.g., broadly syndicated loans), securitized products and corporate bonds, and the Company’s portfolio may, but will not necessarily, initially be comprised of a greater percentage of such instruments than it will as the Company’s investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. The Company’s portfolio could also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors, LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, which is currently Golub Capital LLC (the “Administrator”).

The Company offers on a continuous basis up to $10.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “SEC”). The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S common shares (“Class S Shares”), Class D common shares (“Class D Shares”) and Class I common shares (“Class I Shares” and, together with Class S Shares and Class D Shares, the “Common Shares”) with, among others, different ongoing shareholder servicing and/or distribution fees (the “Public Offering”).

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the SEC.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GCRED Holdings LLC (“GCRED Holdings”), GCRED Holdings 2 LLC (“GCRED Holdings 2”), GCRED Funding LLC (“GCRED Funding”), Golub Capital Private Credit Fund CLO-R (“2025-R Issuer”), formerly Golub Capital Private Credit Fund CLO (the “2023 Issuer”) prior to September 25, 2025 and formerly GCP SG Warehouse 2022-1 (the “CLO Vehicle”) prior to September 21, 2023, Golub Capital Private Credit Fund CLO-R Depositor statutory trust (“2025-R CLO Depositor”), Golub Capital Private Credit Fund CLO 2 (“2025 Issuer”), Golub Capital Private Credit Fund CLO 2 Depositor statutory trust (“2025 CLO Depositor”), GCRED BSL CLO 1 (“2026-B Issuer”) and GCRED BSL CLO 1 Depositor statutory trust (“2026-B CLO Depositor”) in its consolidated financial statements.

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

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2025 and 2024, the Company received Loan Origination Fees that were capitalized of $9,993 and $9,435, respectively. For the three months ended December 31, 2025 and 2024, interest income included $5,207 and $2,738, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2025 and 2024, investment income included $11,970 and $4,657, respectively, of PIK interest and the Company capitalized PIK interest of $11,969 and $4,816, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2025, fee income included $320 of non-recurring prepayment premiums. For the three months ended December 31, 2024, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2025 and 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $185,304 and $85,388, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2025 and 2024, the Company recognized PIK and non-cash dividend income of $625 and $106, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2025 and 2024, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

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

For the three months ended December 31, 2025, the Company recorded dividend income received in cash of $31 and $35 of return of capital distributions in cash. For the three months ended December 31, 2024, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $9,682 and $2,381 as of December 31, 2025 and September 30, 2025, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of December 31, 2025 and September 30, 2025.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to taxation as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its shareholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2025 and 2024, the Company did not record any U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2025. The Company’s tax returns for the 2023 and 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three months ended December 31, 2025 and 2024, the Company did not record any U.S. income tax.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2025 and September 30, 2025, the Company had deferred debt issuance costs of $35,613 and $38,246, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2025 and 2024 was $3,005 and $1,487, respectively.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three months ended December 31, 2025 and 2024, the Company amortized $535 and $562, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of December 31, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

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

The base management fee incurred for the three months ended December 31, 2025 and 2024 was $13,671 and $6,062, respectively.

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

For the three months ended December 31, 2025 and 2024, the Income Incentive Fee incurred was $13,970 and $5,827, respectively.

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

For the three months ended December 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. There can be no assurance that any such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $335. For the three months ended December 31, 2024, the Company recorded an accrual of the capital gain incentive fee under GAAP of $1,273. As of December 31, 2025 and September 30, 2025, there was $3,163 and $3,498, respectively, of cumulative accrual for the capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

Administration Agreement: Under the Administration Agreement, dated as of April 28, 2023 and as amended and restated on November 14, 2025, the Administrator furnishes the Company with office facilities and equipment, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”) and net offering price, preparing reports to shareholders and reports filed with the SEC, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, managing the payment of expenses and the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for costs and expenses including, but not limited to, those related to the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and other liabilities is $2,516 and $1,946, as of December 31, 2025 and September 30, 2025, respectively, for accrued allocated shared services under the Administration Agreement.

The Investment Advisory Agreement and Administration Agreement were most recently re-approved by the Board on May 2, 2025. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including, a $250 fixed managing dealer fee that was paid for the first 15 months of the Public Offering in five equal quarterly installments following effectiveness of the Public Offering and a two basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering following the expiration of the initial 15-month period of the Public Offering. Such fees are borne by all shareholders of the Company. For the three months ended December 31, 2025 and 2024, the Company incurred $78 and $100, respectively, of fees to the Managing Dealer.

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

For the three months ended December 31, 2025 and 2024, the Company incurred shareholder servicing and/or distribution fees of $447 and $172, respectively, which were attributable to Class S Shares.

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
The following tables present a summary of Expense Support Payments and the related Reimbursement Payments for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$1,924	$885	$1,039
December 31, 2025	—	—	—
Total, end of period(2)	$1,924	$885	$1,039

	For the three months ended December 31, 2024
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$1,924	$885	$1,039
December 31, 2024	—	—	—
Total, end of period(2)	$1,924	$885	$1,039

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator for the three months ended December 31, 2025 and 2024 were $3,824 and $2,808, respectively. As of December 31, 2025 and September 30, 2025, $7,344 and $4,864, respectively (which includes $1,039 of unreimbursed Expense Support Payments as of both December 31, 2025 and September 30, 2025), of reimbursable expenses were paid by the Administrator on behalf of the Company, were included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2025, permits the Company to borrow a maximum of $300,000 and expires on July 3, 2026. Refer to Note 7 for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of December 31, 2025 and September 30, 2025 consisted of the following:

	As of December 31, 2025			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$2,365,806	$2,360,197	$2,355,739	$2,288,864	$2,283,507	$2,285,901
One stop	7,177,265	7,074,259	7,146,306	5,978,203	5,881,309	5,948,840
Second lien	26,697	26,524	26,697	35,084	34,869	35,084
Subordinated debt	60,061	59,053	60,061	58,087	57,122	57,646
Structured finance note	250,025	249,992	251,122	161,525	161,487	162,943
Equity	N/A	69,229	73,483	N/A	61,047	64,837
Total	$9,879,854	$9,839,254	$9,913,408	$8,521,763	$8,479,341	$8,555,251

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2025		As of September 30, 2025
Amortized Cost:
United States
Southeast	$2,005,597	20.4%	$1,698,394	20.0%
Midwest	1,808,291	18.4	1,445,453	17.0
West	1,415,662	14.4	1,159,934	13.7
Mid-Atlantic	1,411,293	14.3	1,208,533	14.3
Southwest	1,094,703	11.1	1,050,633	12.4
Northeast	357,222	3.6	395,788	4.7
U.S. Territory	12,401	0.1	12,399	0.1
United Kingdom	782,060	7.9	676,804	8.0
Germany	225,635	2.3	241,578	2.8
Cayman Islands	203,759	2.1	140,879	1.7
Australia	163,635	1.7	162,334	2.0
Canada	145,998	1.5	101,412	1.2
Jersey	101,830	1.0	88,930	1.0
Finland	44,512	0.5	36,394	0.4
Netherlands	35,488	0.4	27,046	0.3
France	23,604	0.2	18,800	0.2
Luxembourg	5,559	0.1	5,505	0.1
Sweden	2,005	0.0 *	—	—
Lithuania	—	—	6,965	0.1
Spain	—	—	1,560	0.0 *
Total	$9,839,254	100.0%	$8,479,341	100.0%

Fair Value:
United States
Southeast	$2,014,749	20.3%	$1,704,931	19.9%
Midwest	1,810,006	18.3	1,447,480	16.9
Mid-Atlantic	1,421,894	14.3	1,215,555	14.2
West	1,411,427	14.2	1,163,587	13.6
Southwest	1,105,756	11.1	1,060,849	12.4
Northeast	357,496	3.6	397,933	4.7
U.S. Territory	12,492	0.1	12,497	0.1
United Kingdom	794,261	8.0	686,479	8.0
Germany	242,204	2.4	260,620	3.0
Cayman Islands	204,697	2.1	142,238	1.7
Australia	169,615	1.7	166,823	2.0
Canada	146,520	1.5	101,943	1.2
Jersey	104,624	1.1	91,593	1.1
Finland	47,562	0.5	39,388	0.5
Netherlands	36,750	0.4	28,309	0.3
France	25,458	0.3	20,597	0.2
Luxembourg	5,882	0.1	5,839	0.1
Sweden	2,015	0.0 *	—	—
Lithuania	—	—	7,004	0.1
Spain	—	—	1,586	0.0 *
Total	$9,913,408	100.0%	$8,555,251	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2025 and September 30, 2025 were as follows:

	As of December 31, 2025		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$221,896	2.3%	$120,841	1.4%
Air Freight & Logistics	105,544	1.1	105,489	1.2
Airlines	22,761	0.2	20,374	0.2
Auto Components	120,837	1.2	111,710	1.3
Automobiles	279,926	2.8	268,537	3.2
Banks	16,552	0.2	16,055	0.2
Beverages	81,309	0.8	81,503	1.0
Building Products	10,748	0.1	3,266	0.0 *
Capital Markets	67,137	0.7	66,357	0.8
Chemicals	147,504	1.5	143,213	1.7
Commercial Services & Supplies	269,615	2.7	156,518	1.8
Construction & Engineering	69,311	0.7	89,637	1.1
Construction Materials	17,011	0.2	17,046	0.2
Consumer Finance	26,032	0.3	26,096	0.3
Containers & Packaging	139,875	1.4	111,902	1.3
Diversified Consumer Services	491,238	5.0	379,377	4.5
Diversified Financial Services	551,789	5.6	506,912	6.0
Electric Utilities	11,494	0.1	6,440	0.1
Electrical Equipment	21,411	0.2	25,413	0.3
Food & Staples Retailing	24,080	0.2	13,666	0.2
Food Products	136,679	1.4	129,183	1.5
Healthcare Equipment & Supplies	549,998	5.6	365,741	4.3
Healthcare Providers & Services	531,176	5.4	531,512	6.3
Healthcare Technology	665,736	6.8	463,153	5.5
Hotels, Restaurants & Leisure	692,964	7.0	576,856	6.8
Household Durables	18,211	0.2	12,994	0.1
Household Products	21,544	0.2	21,453	0.2
Industrial Conglomerates	93,488	1.0	92,567	1.1
Insurance	537,031	5.5	490,870	5.8
IT Services	258,959	2.6	358,874	4.2
Leisure Products	47,942	0.5	50,301	0.6
Life Sciences Tools & Services	140,857	1.4	56,286	0.7
Machinery	65,243	0.7	61,988	0.7
Media	63,163	0.6	63,456	0.7
Oil, Gas & Consumable Fuels	6,429	0.1	19,054	0.2
Paper & Forest Products	5,951	0.1	5,966	0.1
Personal Products	19,071	0.2	12,000	0.1
Pharmaceuticals	115,051	1.2	109,522	1.3
Professional Services	409,016	4.2	354,344	4.2
Real Estate Management & Development	4,888	0.0 *	4,899	0.1
Road & Rail	40,463	0.4	98,457	1.2
Software	1,972,464	20.0	1,694,514	20.0
Specialized Finance	249,992	2.5	161,487	1.9
Specialty Retail	362,170	3.7	357,631	4.2
Trading Companies & Distributors	16,676	0.2	16,494	0.2
Transportation Infrastructure	71,677	0.7	68,858	0.8
Water Utilities	46,345	0.5	30,529	0.4
Total	$9,839,254	100.0%	$8,479,341	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2025		As of September 30, 2025
Fair Value:
Aerospace & Defense	$222,168	2.2%	$121,150	1.4%
Air Freight & Logistics	107,388	1.1	106,153	1.2
Airlines	22,885	0.2	20,423	0.2
Auto Components	119,433	1.2	111,841	1.3
Automobiles	282,968	2.9	271,584	3.2
Banks	16,703	0.2	16,215	0.2
Beverages	80,195	0.8	81,036	0.9
Building Products	10,894	0.1	3,334	0.0 *
Capital Markets	67,558	0.7	66,686	0.8
Chemicals	147,512	1.5	143,537	1.7
Commercial Services & Supplies	270,688	2.7	157,756	1.8
Construction & Engineering	69,571	0.7	90,248	1.0
Construction Materials	16,908	0.2	17,103	0.2
Consumer Finance	26,110	0.3	26,116	0.3
Containers & Packaging	140,946	1.4	112,592	1.3
Diversified Consumer Services	485,857	4.9	376,480	4.4
Diversified Financial Services	559,093	5.6	513,068	6.0
Electric Utilities	11,618	0.1	6,525	0.1
Electrical Equipment	21,708	0.2	25,764	0.3
Food & Staples Retailing	24,207	0.2	13,746	0.2
Food Products	138,501	1.4	130,252	1.5
Healthcare Equipment & Supplies	555,593	5.6	369,814	4.3
Healthcare Providers & Services	535,037	5.4	535,199	6.3
Healthcare Technology	670,164	6.8	467,734	5.5
Hotels, Restaurants & Leisure	699,735	7.1	581,461	6.8
Household Durables	18,265	0.2	12,986	0.2
Household Products	21,660	0.2	21,573	0.3
Industrial Conglomerates	92,639	0.9	93,342	1.1
Insurance	543,200	5.5	496,022	5.8
IT Services	260,817	2.6	360,665	4.2
Leisure Products	45,643	0.5	49,611	0.6
Life Sciences Tools & Services	141,291	1.4	56,306	0.7
Machinery	65,505	0.7	62,202	0.7
Media	62,881	0.6	63,094	0.7
Oil, Gas & Consumable Fuels	6,424	0.1	19,194	0.2
Paper & Forest Products	5,970	0.1	5,985	0.1
Personal Products	18,810	0.2	12,014	0.1
Pharmaceuticals	117,402	1.2	111,458	1.3
Professional Services	410,244	4.1	354,331	4.1
Real Estate Management & Development	4,900	0.0 *	4,904	0.1
Road & Rail	40,363	0.4	98,694	1.2
Software	2,003,879	20.2	1,729,397	20.2
Specialized Finance	251,122	2.5	162,943	1.9
Specialty Retail	364,884	3.7	360,091	4.2
Trading Companies & Distributors	15,379	0.2	15,336	0.2
Transportation Infrastructure	72,170	0.7	68,507	0.8
Water Utilities	46,520	0.5	30,779	0.4
Total	$9,913,408	100.0%	$8,555,251	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of December 31, 2025 and September 30, 2025 were as follows:

As of December 31, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	€33,000	EUR	$38,801	USD	4/19/2027	$—	$(631)
						$—	$(631)

Morgan Stanley Capital Services LLC	€14,700	EUR	$16,580	USD	4/9/2027	$—	$(951)
Morgan Stanley Capital Services LLC	£33,200	GBP	$42,765	USD	4/15/2027	—	(1,790)
						$—	$(2,741)

Regions Bank	£3,500	GBP	$4,426	USD	11/16/2026	$—	$(276)
Regions Bank	€22,000	EUR	$24,053	USD	12/16/2026	—	(2,082)
Regions Bank	€6,400	EUR	$6,936	USD	12/24/2026	—	(666)
Regions Bank	€24,300	EUR	$27,574	USD	4/14/2027	—	(1,416)
Regions Bank	€37,000	EUR	$43,453	USD	5/27/2027	—	(802)
Regions Bank	£16,900	GBP	$22,980	USD	6/16/2027	257	—
Regions Bank	€11,200	EUR	$13,483	USD	6/16/2027	64	—
Regions Bank	£14,000	GBP	$18,623	USD	10/28/2026	—	(214)
						$321	$(5,456)

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	€33,000	EUR	$38,801	USD	4/19/2027	$—	$(853)
						$—	$(853)

Morgan Stanley Capital Services LLC	€14,700	EUR	$16,580	USD	4/9/2027	$—	$(1,045)
Morgan Stanley Capital Services LLC	£33,200	GBP	$42,765	USD	4/15/2027	—	(1,590)
						$—	$(2,635)

Regions Bank	£3,500	GBP	$4,426	USD	11/16/2026	$—	$(267)
Regions Bank	€22,000	EUR	$24,053	USD	12/16/2026	—	(2,288)
Regions Bank	€6,400	EUR	$6,936	USD	12/24/2026	—	(729)
Regions Bank	€24,300	EUR	$27,574	USD	4/14/2027	—	(1,637)
Regions Bank	€37,000	EUR	$43,453	USD	5/27/2027	—	(1,089)
Regions Bank	£16,900	GBP	$22,980	USD	6/16/2027	388	—
Regions Bank	€11,200	EUR	$13,483	USD	6/16/2027	—	(9)
						$388	$(6,019)

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three months ended December 31, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2025	2024
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2025	2024
Foreign exchange	$612	$1,599
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2025	2024
Forward currency contracts	$254,410	$33,068
Interest Rate Swaps

In connection with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements with Macquarie Bank Limited (“Macquarie”), SMBC Capital Markets, Inc. (“SMBC”), Regions Bank (“Regions”) and Morgan Stanley Capital Services LLC (“Morgan Stanley”) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes. The outstanding interest rate swap contracts as of December 31, 2025 and September 30, 2025 were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2025
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	2027 Tranche A Notes	7.12%	3M SOFR+	2.5975%	9/18/2027	$225,000	$4,160	$—
SMBC Capital Markets, Inc.	2028 Notes	5.45%	3M SOFR+	1.834%	8/15/2028	500,000	2,623	—
SMBC Capital Markets, Inc.	2030 Notes	5.875%	D SOFR+	1.727%	5/1/2030	350,000	9,181	—
							$15,964	$—

Macquarie Bank Limited	2027 Tranche A Notes	7.12%	3M SOFR+	2.644%	9/20/2027	$75,000	$1,328	$—
Macquarie Bank Limited	2029 Notes	6.046%	3M SOFR+	2.770%	8/12/2029	150,000	—	(940)
							$1,328	$(940)

Regions Bank	2029 Notes	6.046%	3M SOFR+	2.7875%	8/12/2029	$350,000	$—	$(2,405)
							$—	$(2,405)

Morgan Stanley Capital Services LLC	2030 Notes	5.875%	D SOFR+	1.745%	5/1/2030	$150,000	$3,826	$—
							$3,826	$—

As of September 30, 2025
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	2027 Tranche A Notes	7.12%	3M SOFR+	2.5975%	9/18/2027	$225,000	$4,466	$—
SMBC Capital Markets, Inc.	2028 Notes	5.45%	3M SOFR+	1.834%	8/15/2028	500,000	2,569	—
SMBC Capital Markets, Inc.	2030 Notes	5.875%	D SOFR+	1.727%	5/1/2030	350,000	10,267	—
							$17,302	$—

Macquarie Bank Limited	2027 Tranche A Notes	7.12%	3M SOFR+	2.644%	9/20/2027	$75,000	$1,425	$—
Macquarie Bank Limited	2029 Notes	6.046%	3M SOFR+	2.770%	8/12/2029	150,000	—	(869)
							$1,425	$(869)

Regions Bank	2029 Notes	6.046%	3M SOFR+	2.7875%	8/12/2029	$350,000	$—	$(2,252)
							$—	$(2,252)

Morgan Stanley Capital Services LLC	2030 Notes	5.875%	D SOFR+	1.745%	5/1/2030	$150,000	$4,286	$—
							$4,286	$—

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the three months ended December 31, 2025 and 2024, the net unrealized loss related to the fair value hedge was $56 and $3,198, respectively, which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The table below presents the components of the net unrealized gain/(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three months ended December 31, 2025 and 2024.

	Three months ended December 31,
	2025	2024
Hedging instruments (Interest rate swaps)	$(2,119)	$(25,628)
Hedged items (Unsecured notes)	2,063	22,430
Fair market value adjustments for hedge accounting recognized in interest and other debt financing expenses	$(56)	$(3,198)

The table below presents the carrying value, which is inclusive of (i) unamortized premium and/or unaccreted original issue discount and (ii) the cumulative adjustment for the change in fair value of an effective hedge accounting relationship, of the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes as of December 31, 2025 and September 30, 2025 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of December 31, 2025		As of September 30, 2025
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2027 Tranche A Notes	$305,008	$5,008	$305,326	$5,326
2028 Notes	499,779	2,623	499,452	2,569
2029 Notes	494,068	(2,058)	494,058	(1,804)
2030 Notes	508,136	13,008	509,398	14,553

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or accounts payable and other liabilities. There was no collateral pledged for derivatives included in other assets on the Consolidated Statements of Financial Condition as of both December 31, 2025 and September 30, 2025. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2025 and September 30, 2025:

As of December 31, 2025
Counterparty	Instrument	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Interest rate swaps	Net unrealized depreciation on derivatives	$—	$(2,405)	$(2,405)	$—	$(2,405)
Regions Bank	Foreign currency forward contracts	Net unrealized depreciation on derivatives	321	(5,456)	(5,135)	—	(5,135)
SMBC Capital Markets, Inc.	Interest rate swaps	Net unrealized appreciation on derivatives	15,964	—	15,964	—	15,964
Macquarie Bank Limited	Interest rate swaps	Net unrealized appreciation on derivatives	1,328	(940)	388	—	388
Macquarie Bank Limited	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(631)	(631)	—	(631)
Morgan Stanley Capital Services LLC	Interest rate swaps	Net unrealized appreciation on derivatives	3,826	—	3,826	—	3,826
Morgan Stanley Capital Services LLC	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(2,741)	(2,741)	—	(2,741)

As of September 30, 2025
Counterparty	Instrument	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Interest rate swaps	Net unrealized depreciation on derivatives	$—	$(2,252)	$(2,252)	$—	$(2,252)
Regions Bank	Foreign currency forward contracts	Net unrealized depreciation on derivatives	388	(6,019)	(5,631)	—	(5,631)
SMBC Capital Markets, Inc.	Interest rate swaps	Net unrealized appreciation on derivatives	17,302	—	17,302	—	17,302
Macquarie Bank Limited	Interest rate swaps	Net unrealized appreciation on derivatives	1,425	(869)	556	—	556
Macquarie Bank Limited	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(853)	(853)	—	(853)
Morgan Stanley Capital Services LLC	Interest rate swaps	Net unrealized appreciation on derivatives	4,286	—	4,286	—	4,286
Morgan Stanley Capital Services LLC	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(2,635)	(2,635)	—	(2,635)

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(1)The actual collateral pledged could be more than the amount shown due to over collateralization.
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the three months ended December 31, 2025 and 2024, certain debt investments with a fair value of $356,334 and $31,029, respectively, transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $10,725 and $22,872, respectively, transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2025, $1,475,664 and $8,437,744 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2025, $1,750,395 and $6,804,856 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of December 31, 2025 and September 30, 2025, all interest rate swaps and forward currency contracts were valued using Level 2 inputs and all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 portfolio investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from brokers. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2025 and September 30, 2025:

As of December 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$1,475,664	$8,364,261	$9,839,925
Equity investments(1)	—	—	73,483	73,483
Money market funds(1)(2)	81,772	—	—	81,772
Forward currency contracts	—	321	—	321
Interest rate swaps	—	21,118	—	21,118
Total assets, at fair value:	$81,772	$1,497,103	$8,437,744	$10,016,619
Liabilities, at fair value:
Forward currency contracts	$—	$(8,828)	$—	$(8,828)
Interest rate swaps	—	(3,345)	—	(3,345)
Total liabilities, at fair value:	$—	$(12,173)	$—	$(12,173)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$1,750,395	$6,740,019	$8,490,414
Equity investments(1)	—	—	64,837	64,837
Money market funds(1)(2)	412,636	—	—	412,636
Forward currency contracts	—	388	—	388
Interest rate swaps	—	23,013	—	23,013
Total assets, at fair value:	$412,636	$1,773,796	$6,804,856	$8,991,288
Liabilities, at fair value:
Forward currency contracts	$—	$(9,507)	$—	$(9,507)
Interest rate swaps	—	(3,121)	—	(3,121)
Total liabilities, at fair value:	$—	$(12,628)	$—	$(12,628)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash equivalents and restricted cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2025 and 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $5,765 and $(7,978), respectively.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$6,740,019	$64,837	$6,804,856
Net change in unrealized appreciation (depreciation) on investments	(2,224)	462	(1,762)
Net translation of investments in foreign currencies	1,610	2	1,612
Realized gain (loss) on investments	(479)	—	(479)
Realized gain (loss) on translation of investments in foreign currencies	1,874	—	1,874
Fundings of (proceeds from) revolving loans, net	19,567	—	19,567
Purchases and fundings of investments	1,590,997	18,118	1,609,115
PIK interest and non-cash dividends	11,940	625	12,565
Proceeds from principal payments and sales of portfolio investments	(349,743)	(10,561)	(360,304)
Accretion of discounts and amortization of premiums	5,091	—	5,091
Transfers into Level 3(1)	356,334	—	356,334
Transfers out of Level 3(1)	(10,725)	—	(10,725)
Fair value, end of period	$8,364,261	$73,483	$8,437,744

	For the three months ended December 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,638,140	$11,443	$2,649,583
Net change in unrealized appreciation (depreciation) on investments	7,057	894	7,951
Net translation of investments in foreign currencies	(17,185)	—	(17,185)
Realized gain (loss) on investments	8	—	8
Realized gain (loss) on translation of investments in foreign currencies	(33)	—	(33)
Fundings of (proceeds from) revolving loans, net	2,163	—	2,163
Purchases and fundings of investments	758,113	3,530	761,643
PIK interest and non-cash dividends	4,816	106	4,922
Proceeds from principal payments and sales of portfolio investments	(11,899)	—	(11,899)
Accretion of discounts and amortization of premiums	2,713	—	2,713
Transfers into Level 3(1)	31,029	—	31,029
Transfers out of Level 3(1)	(22,872)	—	(22,872)
Fair value, end of period	$3,392,050	$15,973	$3,408,023

(1) Transfers between levels are recognized at the beginning of the period in which the transfers occur.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$292,565	Yield analysis	Market interest rate	7.3% - 11.5% (8.1%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (11.6x)
	588,507	Broker quotes	Broker quotes	N/A
One stop loans(2)(3)	$7,092,944	Yield analysis	Market interest rate	3.5% - 20.0% (8.6%)
		Market comparable companies	EBITDA multiples	7.5x - 30.0x (15.6x)
			Revenue multiples	1.3x - 15.0x (8.8x)
	53,362	Broker quotes	Broker quotes	N/A
Subordinated debt and second lien loans	$86,758	Yield analysis	Market interest rate	8.5% - 11.5% (8.9%)
		Market comparable companies	EBITDA multiples	14.0x - 21.5x (18.6x)
Structured finance note	$199,638	Broker quotes	Broker quotes	N/A
	50,487	Transactional value	Cost	N/A
Equity(4)	$73,483	Market comparable companies	EBITDA multiples	7.5x - 25.5x (17.3x)
			Revenue multiples	1.3x - 11.4x (9.8x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $6,367,609 and $725,335 of one stop loans using EBITDA and revenue multiples, respectively.
(3)$9,682 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $60,249 and $13,234 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” and “other short-term borrowings” which are reported at cost or the carrying value (as defined in the table below), all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2028 Notes, 2029 Notes and 2030 Notes are based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s 2027 Notes and debt securitizations are estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s revolving credit facilities and short-term borrowings approximates their carrying value due to their variable interest rates based on selected short-term rates.

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$5,419,758	$5,447,180	$4,699,707	$4,729,387
Other short-term borrowings	133,354	133,354	74,178	74,178
(1)As of December 31, 2025 and September 30, 2025, carrying value is inclusive of (i) unamortized premium and/or unaccreted original issue discount and (ii) an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes. See Note 5 for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2025, the Company’s asset coverage for borrowed amounts was 179.8%.

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

As of December 31, 2025 and September 30, 2025, there were 117 and 77 portfolio companies, respectively, with total fair value of $903,320 and $679,738, securing the 2025 Reset Notes. The pool of loans in the 2025-R Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2025-R Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of December 31, 2025 based on the last interest rate reset was 4.2%.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2025-R Debt Securitization and the 2023 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$7,621	$7,989
Accretion of discounts on notes issued	—	24
Amortization of debt issuance costs	149	113
Total interest and other debt financing expenses	$7,770	$8,126
Cash paid for interest expense	$—	$8,692
Annualized average stated interest rate	5.4%	7.3%
Average outstanding balance	$556,000	$434,000

As of December 31, 2025, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1R and A-2R 2025 Reset Notes are as follows:

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

As of December 31, 2025 and September 30, 2025, there were 69 and 59 portfolio companies, respectively, with total fair value of $856,839 and $700,937, respectively, securing the 2025 Notes. The pool of loans in the 2025 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2025 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of December 31, 2025 based on the last interest rate reset was 3.9%.

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2025 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$8,344	$—
Amortization of debt issuance costs	125	—
Total interest and other debt financing expenses	$8,469	$—
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	5.5%	N/A
Average outstanding balance	$599,090	$—

As of December 31, 2025, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1, Class A-2, and Class B 2025 Notes, and of the Class A-1L-1, Class A-1L-2, Class A-2L and Class B-L 2025 Loans are as follows:

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

SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. As of December 31, 2025, the SMBC Credit Facility allowed the Company to borrow up to $2,552,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions, which includes a term loan commitment of $75,000. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to $3,000,000. Through a series of amendments and agreements, most recently on December 9, 2025, the Company increased the aggregate commitments under the SMBC Credit Facility from $1,115,000 to $2,552,500 through the accordion feature under the SMBC Credit Facility.

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

As of December 31, 2025 and September 30, 2025, the Company had outstanding debt of $1,829,813 and $1,297,041, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the SMBC Credit Facility were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
	2025	2024
Stated interest expense	$19,819	$5,230
Facility fees	1,117	807
Amortization of debt issuance costs	1,141	614
Total interest and other debt financing expenses	$22,077	$6,651
Cash paid for interest expense	$15,509	$6,146
Annualized average stated interest rate(1)	5.3%	5.9%
Average outstanding balance	$1,474,145	$353,827

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
As of December 31, 2025 and September 30, 2025, the Company had $498,500 and $310,000 of outstanding debt under the BANA Credit Facility, respectively.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the BANA Credit Facility were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$6,409	$—
Facility fees	52	—
Amortization of debt issuance costs	170	—
Total interest and other debt financing expenses	$6,631	$—
Cash paid for interest expense	$4,509	$—
Annualized average stated interest rate	5.5%	N/A
Average outstanding balance	$461,389	$—

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

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$7,377	$7,612
Net contractual interest rate swap expense	(256)	341
Net (gain)/loss related to fair value hedge	87	3,983
Amortization of debt issuance costs	455	455
Total interest and other debt financing expenses	$7,663	$12,391
Cash paid (received) for interest expense(1)	$2,996	$(18)
Annualized average contractual interest rate swap and stated interest rate(2)	6.6%	7.4%
Average outstanding balance	$429,342	$427,840

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.
(2)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2028 Notes: On July 23, 2025, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of December 31, 2025, the outstanding aggregate principal amount of the 2028 Notes was $500,000. The 2028 Notes bear interest at a rate of 5.450% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2026. The 2028 Notes mature on July 15, 2028.

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

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$6,813	$—
Net contractual interest rate swap expense	587	—
Net (gain)/loss related to fair value hedge	—	—
Accretion of discounts on notes issued	273	—
Amortization of debt issuance costs	345	—
Total interest and other debt financing expenses	$8,018	$—
Cash paid (received) for interest expense(1)	$8,895	$—
Annualized average contractual interest rate swap and stated interest rate	5.9%	N/A
Average outstanding balance	$500,000	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2029 Notes: On September 12, 2024, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of December 31, 2025, the outstanding aggregate principal amount of the 2029 Notes was $500,000. The 2029 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029.

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

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$7,250	$7,250
Net contractual interest rate swap expense	1,078	2,167
Net (gain)/loss related to fair value hedge	(31)	(785)
Accretion of discounts on notes issued	264	264
Amortization of debt issuance costs	317	305
Total interest and other debt financing expenses	$8,878	$9,201
Cash paid (received) for interest expense(1)	$8,232	$9,771
Annualized average contractual interest rate swap and stated interest rate	6.6%	7.5%
Average outstanding balance	$500,000	$500,000

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2030 Notes: On February 24, 2025, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2030 Notes”). As of December 31, 2025, the outstanding aggregate principal amount of the 2030 Notes was $500,000. The 2030 Notes bear interest at a rate of 5.875% per year payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2025. The 2030 Notes mature on May 1, 2030.

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

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2030 Notes were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$7,344	$—
Net contractual interest rate swap expense	(39)	—
Net (gain)/loss related to fair value hedge	—	—
Accretion of discounts on notes issued	284	—
Amortization of debt issuance costs	302	—
Total interest and other debt financing expenses	$7,891	$—
Cash paid (received) for interest expense(1)	$20,331	$—
Annualized average contractual interest rate swap and stated interest rate	5.8%	N/A
Average outstanding balance	$500,000	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2025, permitted the Company to borrow up to $300,000 in U.S. dollars and certain agreed upon foreign currencies and which has a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2025 was 3.6%. As of December 31, 2025 and September 30, 2025, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2025 and 2024, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

Three months ended December 31,
	2025	2024
Stated interest expense	$—	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2025, the Company had $133,354 of other short-term borrowings and the fair value of the loans collateralizing the short-term borrowings was $178,320. As of September 30, 2025, the Company had $74,178 of other short-term borrowings and the fair value of the loans collateralizing the short-term borrowings was $109,743.

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$1,494	$—
Cash paid for interest expense	1,374	—
Annualized average stated interest rate	5.1%	N/A
Average outstanding balance	$116,623	$—

For the three months ended December 31, 2025 and 2024, the average total debt outstanding was $5,136,589 and $1,715,667, respectively.

For the three months ended December 31, 2025 and 2024, the effective average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes, on the Company’s total debt was 6.1% and 7.7%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Debt Securitization(1)	$599,090	$—	$—	$—	$599,090
2025-R Debt Securitization(1)	556,000	—	—	—	556,000
SMBC Credit Facility(1)	1,829,813	—	—	1,829,813	—
BANA Credit Facility	498,500	—	—	—	498,500
2027 Notes(2)	434,372	—	434,372	—	—
2028 Notes(1)(2)	499,779	—	499,779	—	—
2029 Notes(1)(2)	494,068	—	—	494,068	—
2030 Notes(1)(2)	508,136	—	—	508,136	—
Other short-term borrowings	133,354	133,354	—	—	—
Total borrowings	$5,553,112	$133,354	$934,151	$2,832,017	$1,653,590

(1) Represents principal outstanding plus unamortized premium and/or unaccreted original issue discount.
(2) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2025, the Company had outstanding commitments to fund investments totaling $1,850,818, including $576,229 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $1,875,139, including $520,417 of commitments on undrawn revolvers.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swaps as of December 31, 2025 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
	2025		2024
Per share data:(1)	Class I	Class S	Class I	Class S^^
Net asset value at beginning of period	$25.16	$25.16	$25.10	$25.10
Distributions declared:(2)
From net investment income - after tax	(0.56)	(0.51)	(0.60)	(0.55)
Net investment income - after tax	0.57	0.57	0.51	0.51
Net realized gain (loss) on investment transactions	0.00 ^	0.00 ^	(0.01)	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.02)	(0.02)	0.14	0.14
Distribution and shareholder servicing fees	—	(0.05)	—	(0.05)
Net asset value at end of period	$25.15	$25.15	$25.14	$25.14
Total return based on net asset value per share(4)	2.26%	2.06%	2.66%	2.36%
Number of common shares outstanding	169,195,375.880	8,628,628.678	77,769,569.568	3,453,828.187

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
	2025		2024
Listed below are supplemental data and ratios to the financial highlights:	Class I	Class S	Class I	Class S^^
Ratio of net investment income - after tax to average net assets*(5)	8.95%	8.12%	8.13%	7.29%
Ratio of total expenses to average net assets*(5)(6)	9.39%	10.25%	9.96%	10.81%
Ratio of incentive fees to average net assets(6)	0.31%	0.31%	0.37%	0.37%
Ratio of net expenses to average net assets*(5)(6)	9.39%	10.25%	9.96%	10.81%
Ratio of total expenses (without incentive fees) to average net assets*(5)	9.08%	9.94%	9.59%	10.44%
Total return based on average net asset value(5)(7)	2.20%	1.99%	2.57%	2.37%
Total return based on average net asset value - annualized*(5)(7)	8.73%	7.89%	10.20%	9.40%
Net assets at end of period	$4,255,629	$217,024	$1,955,320	$86,838
Average debt outstanding(8)	$5,136,589	$5,136,589	$1,715,667	$1,715,667
Average debt outstanding per share(8)	$29.72	$29.72	$22.31	$22.31
Portfolio Turnover*(8)	17.90%	17.90%	10.24%	10.24%
Asset coverage ratio(8)(9)	179.81%	179.81%	200.57%	200.57%
Asset coverage ratio per unit(8)(10)	$1,798	$1,798	$2,006	$2,006
Average market value per unit(8)(11):
2025-R Debt Securitization	N/A	N/A	N/A	N/A
2025 Debt Securitization	N/A	N/A	—	—
SMBC Credit Facility	N/A	N/A	N/A	N/A
BANA Credit Facility	N/A	N/A	—	—
2027 Notes	N/A	N/A	N/A	N/A
2028 Notes	$1,006	$1,006	—	—
2029 Notes	$1,014	$1,014	$974	$974
2030 Notes	$1,016	$1,016	—	—
Adviser Revolver	N/A	N/A	N/A	N/A
Other Short-Term Borrowings	N/A	N/A	—	—

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
(8)Represents a fund level calculation applicable to both Class I Shares and Class S Shares.
(9)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
(10)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(11)Not applicable because such senior securities are not registered for public trading, with the exception of the 2028 Notes, 2029 Notes and 2030 Notes. The average market value per unit calculated for the 2028 Notes, 2029 Notes and 2030 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 10. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value. The Company offers on a continuous basis up to $10.0 billion of Common Shares pursuant to the Public Offering. The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares, with, among others, different ongoing shareholder servicing and/or distribution fees. The share classes have different ongoing distribution and/or shareholder servicing fees. As of April 1, 2024, the Company had received purchase orders from greater than 100 investors for Class S Shares, and the Board authorized the release of Class S proceeds from escrow. As of such date, the Company issued and sold 814,973.864 Class S Shares, and the escrow agent released net proceeds of $20,513 to the Company as payment for such Class S Shares. If the Company begins selling Class D Shares, we will accept purchase orders and hold investors' funds in an interest-bearing escrow account for Class D Shares until we receive purchase orders pursuant to the Public Offering for at least 100 investors in Class D Shares.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the Common Shares issued and net proceeds from the Public Offering during the three months ended December 31, 2025 and 2024.

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended December 31, 2025
October 1, 2025	6,097,563.703	$153,415
November 1, 2025	6,240,825.786	156,957
December 1, 2025	3,931,480.113	98,877
	16,269,869.602	$409,249

For the three months ended December 31, 2024
October 1, 2024	3,715,048.849	$93,248
November 1, 2024	3,559,514.265	89,201
December 1, 2024	4,109,876.708	103,076
	11,384,439.822	$285,525

	Class S
Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended December 31, 2025
October 1, 2025	487,943.849	$12,276
November 1, 2025	540,085.413	13,583
December 1, 2025	121,948.314	3,067
	1,149,977.576	$28,926

For the three months ended December 31, 2024
October 1, 2024	362,866.736	$9,108
November 1, 2024	223,271.196	5,595
December 1, 2024	198,547.367	4,980
	784,685.299	$19,683

In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Common Shares in the Public Offering during the three months ended December 31, 2025 and 2024.

	Net Offering Price Per Share
	Class I	Class S
For the three months ended December 31, 2025
October 31, 2025	$25.15	$25.15
November 30, 2025	25.15	25.15
December 31, 2025	25.15	25.15

For the three months ended December 31, 2024
October 31, 2024	$25.06	$25.06
November 30, 2024	25.08	25.08
December 31, 2024	25.14	25.14

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2025 and 2024.

Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the three months ended December 31, 2025
August 1, 2025	October 31, 2025	November 26, 2025	160,305,396.355	$0.1875	$—	$0.1875	$30,055
November 14, 2025	November 30, 2025	December 30, 2025	164,917,320.705	0.1875	—	0.1875	30,922
November 14, 2025	December 31, 2025	January 29, 2026	169,195,375.880	0.1875	—	0.1875	31,724
Total dividends declared for the three months ended December 31, 2025							$92,701

For the three months ended December 31, 2024
August 2, 2024	October 31, 2024	November 27, 2024	70,286,774.355	$0.2200	$—	$0.2200	$15,463
November 14, 2024	November 30, 2024	December 27, 2024	73,471,107.297	0.1875	—	0.1875	13,776
November 14, 2024	December 30, 2024	January 30, 2025	77,769,569.568	0.1875	0.0050	0.1925	14,971
Total dividends declared for the three months ended December 31, 2024							$44,210

Class S
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the three months ended December 31, 2025
August 1, 2025	October 31, 2025	November 26, 2025	7,957,633.357	$0.1697	$—	$0.1697	$1,352
November 14, 2025	November 30, 2025	December 30, 2025	8,477,229.514	0.1697	—	0.1697	1,439
November 14, 2025	December 31, 2025	January 29, 2026	8,628,628.678	0.1697	—	0.1697	1,464
Total dividends declared for the three months ended December 31, 2025							$4,255

For three months ended December 31, 2024
August 2, 2024	October 31, 2024	November 27, 2024	3,007,320.468	$0.2022	$—	$0.2022	$608
November 14, 2024	November 30, 2024	December 27, 2024	3,243,641.371	0.1697	—	0.1697	551
November 14, 2024	December 30, 2024	January 30, 2025	3,453,828.187	0.1697	0.0050	0.1747	603
Total dividends declared for the three months ended December 31, 2024							$1,762

(1) Distribution per share is net of shareholder servicing and/or distribution fees.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2025 and 2024.

Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2025
October 30, 2025	325,066.179	$25.16	$8,179
November 26, 2025	334,264.284	25.15	8,407
December 30, 2025	346,575.062	25.15	8,716
	1,005,905.525		$25,302

For the three months ended December 31, 2024
October 30, 2024	197,076.899	$25.10	$4,946
November 27, 2024	216,447.740	25.06	5,424
December 27, 2024	188,585.563	25.08	4,730
	602,110.202		$15,100

Class S
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2025
October 30, 2025	26,025.507	$25.16	$655
November 26, 2025	27,417.016	25.15	690
December 30, 2025	29,450.850	25.15	740
	82,893.373		$2,085

For the three months ended December 31, 2024
October 30, 2024	10,731.076	$25.10	$269
November 27, 2024	13,049.707	25.06	327
December 27, 2024	11,639.449	25.08	292
	35,420.232		$888
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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table presents share repurchases completed under the share repurchase program during the three months ended December 31, 2025 and 2024.

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)
For the three months ended December 31, 2025
November 3, 2025	2,011,071.992	1.25%	$25.16	September 30, 2025	$50,495	—
	2,011,071.992				$50,495	—

For the three months ended December 31, 2024
November 1, 2024	591,629.063	0.86%	$25.10	September 30, 2024	$14,847	—
	591,629.063				$14,847	—

(1)Percentage is based on total shares as of the close of the repurchase pricing date.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025		2024
	Class I	Class S	Class I	Class S
Earnings available to shareholders	$90,909	$4,164	$47,525	$1,914
Basic and diluted weighted average shares outstanding	164,502,015	8,328,486	73,669,932	3,224,475
Basic and diluted earnings per share	$0.55	$0.50	$0.65	$0.60

Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 14, 2026, GCRED BSL CLO 1 (the “2026-B Issuer”), an indirect and wholly owned and primarily controlled subsidiary of the Company, completed a $400,150 term debt securitization (the “2026-B Debt Securitization). The notes offered in the 2026-B Debt Securitization consist of $264,000 of AAA Class A-1 Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.05% (the “Class A-1 Notes”); $8,000 of AAA Class A-2 Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.30% (the “Class A-2 Notes”); $35,000 of AA Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.45% (the “Class B Notes”); $28,000 of Class C Secured Deferrable Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.70% (the “Class C Notes”). Additionally, the 2026-B Issuer issued $65,150 of Subordinated Notes due 2126 (the “Subordinated 2026 Notes”), which do not bear interest, that were indirectly retained by the Company.

On January 29, 2026, the Company completed an offering of $500,000 aggregate principal amount of its 5.600% unsecured notes due 2031 (the “2031 Notes”). The 2031 Notes will mature on April 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price. The 2031 Notes bear interest at a rate of 5.600% per year payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2026.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In connection with the 2031 Notes, the Company entered into interest rate swap agreements with SMBC and BNP Paribas as counterparties. Under the agreement with SMBC, the Company receives a fixed interest rate of 5.600% and pays SMBC a floating interest rate of SOFR plus 1.9485% on the first $300,000 of the 2031 Notes. Under the agreement with BNP Paribas, the Company receives a fixed interest rate of 5.600% and pays BNP Paribas a floating interest rate of SOFR plus 1.955% on the second $200,000 of the 2031 Notes.

On February 11, 2026, the Company entered into an agreement to increase aggregate commitments under the SMBC Credit Facility from $2,552,500 to $2,602,500 through the accordion feature under the SMBC Credit Facility. The other material terms of the SMBC Credit Facility were unchanged.

The Company received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective January 1, 2026
Class I	$83,403
Class S	$4,550
Approximate subscriptions effective February 1, 2026
Class I	$118,808
Class S	$4,530

On January 29, 2026, the Company issued 352,730 Class I Shares and 29,262 Class S Shares through the DRIP.

The Company repurchased 2,076,488 of its Class I Shares and 443,898 of its Class S Shares pursuant to the tender offer to repurchase up to 5% of its Class I Shares and Class S Shares outstanding as of December 31, 2025 that commenced on December 19, 2025 and closed on February 2, 2026.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875
February 2, 2026	February 28, 2026	March 30, 2026	$0.1875
February 2, 2026	March 31, 2026	April 29, 2026	$0.1875
February 2, 2026	April 30, 2026	May 28, 2026	$0.1875
Class S Distributions
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875
February 2, 2026	February 28, 2026	March 30, 2026	$0.1875
February 2, 2026	March 31, 2026	April 29, 2026	$0.1875
February 2, 2026	April 30, 2026	May 28, 2026	$0.1875

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
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, (as described below) and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we expect to invest in liquid credit instruments, including secured floating rate syndicated loans (e.g., broadly syndicated loans), securitized products and corporate bonds though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. Our portfolio may also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of January 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by the Board of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on the value of our net assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our costs and expenses including, but not limited to, those related to the allocable portion (subject to the review and approval of our independent trustees) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

(1) Capital under management is a gross measure of invested capital including leverage as of January 1, 2026.

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
As of December 31, 2025 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of December 31, 2025		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$2,355,739	23.8%	$2,285,901	26.7%
One stop	7,146,306	72.1	5,948,840	69.5
Second lien	26,697	0.3	35,084	0.4
Subordinated debt	60,061	0.6	57,646	0.7
Structured finance note	251,122	2.5	162,943	1.9
Equity	73,483	0.7	64,837	0.8
Total	$9,913,408	100.0%	$8,555,251	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2025 and September 30, 2025, one stop loans included $580.6 million and $551.3 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSLs”). As of December 31, 2025 and September 30, 2025, senior secured loans included $2,063.2 million and $1,932.3 million, respectively, of BSLs at fair value.
As of December 31, 2025 and September 30, 2025, we had debt and equity investments in 458 and 414 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average income yield(1)*	9.0%	9.4%	10.2%
Weighted average investment income yield(2)*	9.2%	9.6%	10.5%
Weighted average income yield of total investments(3)*	8.9%	9.3%	10.2%
Weighted average investment income yield of total investments(4)*	9.1%	9.5%	10.5%

*Annualized for periods less than one year.
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
In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies—Revenue Recognition.” We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

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
•administration fees and expenses payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including fees and expenses associated with performing compliance functions and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital Private Credit Fund CLO-R LLC, or the 2025-R Issuer, under a collateral management agreement, or the CLO Reset Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2025-R Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2025 Reset Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

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

Recent Developments

On January 14, 2026, the 2026-B Issuer, an indirect and wholly owned and primarily controlled subsidiary of us, completed a $400.2 million 2026-B Debt Securitization. The notes offered in the 2026-B Debt Securitization consist of $264.0 million of AAA Class A-1 Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.05% (the “Class A-1 Notes”); $8.0 million of AAA Class A-2 Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.30% (the “Class A-2 Notes”); $35.0 million of AA Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.45% (the “Class B Notes”); $28.0 million of Class C Secured Deferrable Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.70% (the “Class C Notes”). Additionally, the 2026-B Issuer issued $65.2 million of Subordinated 2026 Notes, which do not bear interest, that were indirectly retained by us.

On January 29, 2026, we completed an offering of $500.0 million aggregate principal amount of our 5.600% 2031 Notes. The 2031 Notes will mature on April 15, 2031 and may be redeemed in whole or in part at our option at any time or from time to time at the applicable redemption price. The 2031 Notes bear interest at a rate of 5.600% per year payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2026.

In connection with the 2031 Notes, we entered into interest rate swap agreements with SMBC and BNP Paribas as counterparties. Under the agreement with SMBC, we receive a fixed interest rate of 5.600% and pay SMBC a floating interest rate of SOFR plus 1.9485% on the first $300.0 million of the 2031 Notes. Under the agreement with BNP Paribas, we receive a fixed interest rate of 5.600% and pay BNP Paribas a floating interest rate of SOFR plus 1.955% on the second $200.0 million of the 2031 Notes.

On February 11, 2026, we entered into an agreement to increase aggregate commitments under the SMBC Credit Facility from $2,552.5 million to $2,602.5 million through the accordion feature under the SMBC Credit Facility. The other material terms of the SMBC Credit Facility were unchanged.

We received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective January 1, 2026
Class I	$83.4 million
Class S	$4.6 million
Approximate subscriptions effective February 1, 2026
Class I	$118.8 million
Class S	$4.5 million

On January 29, 2026, we issued 352,730 Class I Shares and 29,262 Class S Shares through the DRIP.

We repurchased 2,076,488 of our Class I Shares and 443,898 of our Class S Shares pursuant to the tender offer to repurchase up to 5% of our Class I Shares and Class S Shares outstanding as of December 31, 2025 that commenced on December 19, 2025 and closed on February 2, 2026.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875
February 2, 2026	February 28, 2026	March 30, 2026	$0.1875
February 2, 2026	March 31, 2026	April 29, 2026	$0.1875
February 2, 2026	April 30, 2026	May 28, 2026	$0.1875
Class S Distributions
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875
February 2, 2026	February 28, 2026	March 30, 2026	$0.1875
February 2, 2026	March 31, 2026	April 29, 2026	$0.1875
February 2, 2026	April 30, 2026	May 28, 2026	$0.1875

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
Consolidated operating results for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Interest income	$192,750	$160,824	$85,469	$31,926	$107,281
Payment-in-kind interest income	11,970	8,122	4,657	3,848	7,313
Discount Amortization	5,207	4,287	2,738	920	2,469
Non-cash dividend income	625	704	106	(79)	519
Dividend income	31	—	—	31	31
Fee income	733	489	277	244	456
Total investment income	211,316	174,426	93,247	36,890	118,069
Net expenses	113,633	95,050	53,908	18,583	59,725
Net investment income - before tax	97,683	79,376	39,339	18,307	58,344
Excise tax	—	—	—	—	—
Net investment income - after tax	97,683	79,376	39,339	18,307	58,344
Net realized gain (loss) on investment transactions	592	(3,370)	(583)	3,962	1,175
Net change in unrealized appreciation (depreciation) on investment transactions	(3,202)	11,197	10,683	(14,399)	(13,885)
Net realized gain (loss) on sale/extinguishment of debt	—	(1,900)	—	1,900	—
Net increase in net assets resulting from operations	$95,073	$85,303	$49,439	$9,770	$45,634
Average earning debt investments, at fair value	$9,113,714	$7,196,899	$3,508,554	$1,916,815	$5,605,160
Average earning preferred equity investments, at fair value	$19,191	$18,148	$3,391	$1,043	$15,800

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

Investment Income

Investment income increased from the three months ended September 30, 2025 to the three months ended December 31, 2025 by $36.9 million, primarily due to (i) an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $1.9 billion and (ii) an increase in discount amortization acceleration and non-recurring amendment and prepayment fees driven by repayments that were partially offset by declining interest base and spread rates.

Investment income increased from the three months ended December 31, 2024 to the three months ended December 31, 2025 by $118.1 million, primarily due to (i) an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $5.6 billion and (ii) an increase in discount amortization acceleration and non-recurring amendment and prepayment fees driven by repayments that were partially offset by declining interest base and spread rates.

The annualized income yield by debt security type for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Senior secured	7.6%	8.0%	8.6%
One stop	9.3%	9.7%	10.5%
Second lien	13.0%	13.4%	13.0%
Subordinated debt	10.5%	10.1%	11.1%
Structured finance note	8.1%	8.4%	—%

The income yield on senior secured and one stop loans decreased for three months ended December 31, 2025 as compared to the three months ended September 30, 2025 and as compared to the three months ended December 31, 2024 primarily due to declining interest base and spread rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 92.4% of our loan portfolio at fair value as of December 31, 2025 is subject to an interest rate floor. As of December 31, 2025 and September 30, 2025, the weighted average base floor of our loans was 0.54% and 0.59%, respectively.

As of December 31, 2025, we have second lien investments in one portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Interest expense and other debt financing expenses	$75,886	$61,133	$34,882	$14,753	$41,004
Amortization of deferred debt issuance costs	3,005	2,752	1,487	253	1,518
Base management fee	13,671	12,086	6,062	1,585	7,609
Income incentive fee	13,970	11,500	5,827	2,470	8,143
Capital gain incentive fee accrual (reversal) under GAAP	(335)	747	1,273	(1,082)	(1,608)
Administrative service fee	2,517	1,946	977	571	1,540
Professional fees	4,216	4,305	3,054	(89)	1,162
General and administrative expenses	256	207	174	49	82
Distribution and shareholder servicing fees	447	374	172	73	275
Net expenses	$113,633	$95,050	$53,908	$18,583	$59,725
Average debt outstanding	$5,136,589	$3,769,675	$1,715,667	$1,366,914	$3,420,922

Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $15.0 million from the three months ended September 30, 2025 to the three months ended December 31, 2025, primarily due to an increase in average debt outstanding of $1,366.9 million that was partially offset by (i) lower interest base rates on our floating rate borrowings and (ii) reduced interest rate spreads incurred on our debt securitizations resulting from the 2025 Debt Securitization and 2025-R Debt Securitization issuances totaling $1.2 billion in notes which bear interest at a weighted-average rate of three-month SOFR plus 1.49% in September 2025. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $42.5 million from the three months ended December 31, 2024 to the three months ended December 31, 2025, that was partially offset by lower interest base rates on our floating borrowings and reduced interest rate spreads resulting from (i) the September 2025 issuances of our 2025 Debt Securitization and 2025-R Debt Securitization which bear interest at a weighted-average rate of three-month SOFR plus 1.49% and, to a lesser extent, (ii) the November 2024 amendment to our SMBC Credit Facility that reduced the applicable margin to 1.875%. For more information about our outstanding borrowings for the three months ended December 31, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended December 31, 2025, September 30, 2025 and December 31, 2024, the effective average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes and 2030 Notes, on our total debt was 6.1%, 6.7% and 7.7%, respectively.
The effective average interest rate decreased from both the three months ended December 31, 2025 compared to the three months ended September 30, 2025 and the three months ended December 31, 2025 compared to the three months ended December 31, 2024 primarily due to declining interest base and spread rates on our borrowings.
Management Fees
The base management fee increased as a result of an increase in average net assets for the three months ended September 30, 2025 to the three months ended December 31, 2025 and the three months ended December 31, 2024 to the three months ended December 31, 2025.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased from the three months ended September 30, 2025 compared to the three months ended December 31, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $1.9 billion. The Income Incentive Fee increased from the three months ended December 31, 2024 compared to the three months ended December 31, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $5.6 billion. For the three months ended December 31, 2025, September 30, 2025 and December 31, 2024, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement.

As of December 31, 2025 and September 30, 2025, there was $3.2 million and $3.5 million, respectively, of capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the three months ended December 31, 2025, the reversal of the accrual of capital gain incentive fee under GAAP of $0.3 million was primarily due to $2.6 million of net unrealized and realized losses on investment and foreign currency transactions recognized during the period. For the three months ended September 30, 2025, the accrual of capital gain incentive fee under GAAP of $0.7 million was primarily due to $7.8 million of net unrealized and realized gains on investment and foreign currency transactions recognized during the period. For the three months ended December 31, 2024, the accrual of capital gain incentive fee under GAAP of $1.3 million was primarily due to $10.1 million of net unrealized and realized gains on investment and foreign currency transactions recognized during the period.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2025 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

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
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.5 million from the three months ended September 30, 2025 to the three months ended December 31, 2025 primarily due to higher administrative expenses and general and administrative expenses associated with a growing portfolio that were partially offset by a decrease in professional fee expenses.
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $2.8 million from the three months ended December 31, 2024 to the three months ended December 31, 2025 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 were $3.8 million, $3.4 million and $2.8 million, respectively.

As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities were $7.3 million and $4.9 million, respectively (which includes $1.0 million of unreimbursed Expense Support Payments as of both December 31, 2025 and September 30, 2025), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Net realized gain (loss) on investments	$(378)	$(3,385)	$(5)	$3,007	$(373)
Net realized gain (loss) on foreign currency transactions	970	15	(578)	955	1,548
Net realized gain (loss) on investment transactions	$592	$(3,370)	$(583)	$3,962	$1,175
Unrealized appreciation from investments	$24,583	$23,686	$16,054	$897	$8,529
Unrealized (depreciation) from investments	(27,951)	(13,719)	(5,142)	(14,232)	(22,809)
Unrealized appreciation (depreciation) from forward currency contracts	612	3,625	1,599	(3,013)	(987)
Unrealized appreciation (depreciation) on foreign currency translation	(446)	(2,395)	(1,828)	1,949	1,382
Net change in unrealized appreciation (depreciation) on investment transactions	$(3,202)	$11,197	$10,683	$(14,399)	$(13,885)
Net realized gain (loss) on sale/extinguishment of debt	$—	$(1,900)	$—	$1,900	$—

During the three months ended December 31, 2025, we had a net realized gain of $0.6 million primarily driven by $1.0 million of net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by $0.4 million of net realized losses recognized on the partial sale of BSL investments. During the three months ended September 30, 2025, we had a net realized loss of $3.4 million primarily driven by a realized loss recognized on the restructure of a portfolio company investment and net realized losses recognized on the partial sale of BSL investments. During the three months ended December 31, 2024, we had a net realized loss of $0.6 million primarily driven by a net realized loss on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended December 31, 2025, we had $24.6 million in unrealized appreciation on 203 portfolio company investments, which was offset by $28.0 million in unrealized depreciation on 277 portfolio company investments. For the three months ended September 30, 2025, we had $23.7 million in unrealized appreciation on 200 portfolio company investments, which was offset by $13.7 million in unrealized depreciation on 244 portfolio company investments. For the three months ended December 31, 2024, we had $16.1 million in unrealized appreciation on 149 portfolio company investments, which was offset by $5.1 million in unrealized depreciation on 129 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2025 was primarily due to fair valuing recent originations up to or near par, and, to a lesser extent, (i) the rise in market prices of our BSL and structured finance note portfolios. Unrealized appreciation for the three months ended September 30, 2025 was primarily due to fair valuing recent originations up to or near par and, to a lesser extent, the rise in market prices of our structured finance note portfolio. Unrealized appreciation for the three months ended December 31, 2024 primarily resulted from fair valuing recent originations up to or near par and solid borrower credit trends across our portfolio.

Unrealized depreciation for the three months ended December 31, 2025 and September 30, 2025 primarily resulted from isolated deterioration in the performance of (i) portfolio companies that were moved to or on non-accrual status and (ii) investments in certain portfolio companies with pre-existing credit challenges as well as the decrease in market prices of certain BSL investments. Unrealized depreciation for the three months ended December 31, 2024 primarily resulted from amortization of discounts on originated loans during the year and isolated deterioration in the credit performance of certain portfolio companies.

Liquidity and Capital Resources

For the three months ended December 31, 2025, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents of $293.0 million. During the period, cash used in operating activities was $1,389.1 million, primarily as a result of purchases and fundings of portfolio investments of $1,742.8 million, partially offset by proceeds from principal payments and sales of portfolio investments of $421.8 million. During the same period, cash provided by financing activities was $1,096.2 million, primarily driven by borrowings on debt of $1,554.7 million and proceeds from the issuance of common shares of $438.2 million, that were partially offset by repayments of debt of $836.8 million, distributions paid of $66.5 million and, to a lesser extent, repurchases of common shares of $50.5 million.

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

As of December 31, 2025 and September 30, 2025, we had cash, cash equivalents and foreign currencies totaling $88.4 million and $48.2 million and restricted cash and restricted cash equivalents totaling $91.6 million and $424.2 million, respectively. As of December 31, 2025, the decrease in restricted cash and cash equivalents was primarily driven by the issuance of the 2025 Debt Securitization and the 2025-R Debt Securitization in the prior quarter. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. The decrease in restricted cash and cash equivalents as of December 31, 2025 as compared to September 30, 2025 was due to the funding and acquisition of new investments at the 2025 Debt Securitization and the 2025-R Debt Securitization following their September 2025 issuances.

Revolving Debt Facilities

BANA Credit Facility - On May 9, 2025, we entered into the BANA Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of December 31, 2025, allowed us to borrow up to $500.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025 and September 30, 2025, we had outstanding debt under the BANA Credit Facility of $498.5 million and $310.0 million, respectively. As of December 31, 2025 and September 30, 2025, subject to leverage and borrowing base restrictions, we had $1.5 million and $190.0 million, respectively, of remaining commitments and $0.3 million and $24.9 million, respectively of availability on the BANA Credit Facility.

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of December 31, 2025, allowed us to borrow up to $2,552.5 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025 and September 30, 2025, we had outstanding debt under the SMBC Credit Facility of $1,829.8 million and $1,297.0 million, respectively. As of December 31, 2025 and September 30, 2025, subject to leverage and borrowing base restrictions, we had $722.7 million and $1,204.7 million, respectively, of remaining commitments and $722.7 million and $1,198.4 million, respectively, of availability on the SMBC Credit Facility. On December 9, 2025, we entered into an agreement with new lenders to increase aggregate commitments under the SMBC Credit Facility to $2,552.5 million through the accordion feature under the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of December 31, 2025, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of December 31, 2025 and September 30, 2025, we had no amount outstanding under the Adviser Revolver.

Debt Securitizations
2025-R Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. On September 9, 2024, we sold the previously retained Class A-2 Notes to a third party. The Class A-1 and Class A-2 2023 Notes are included in the December 31, 2025 and September 30, 2025 Consolidated Statements of Financial Condition as our debt. The Subordinated 2023 Notes were eliminated in consolidation. On September 25, 2025, we completed the 2025-R Debt Securitization, which redeemed all of the notes issued under the 2023 Debt Securitization. The Class A-1R 2025 Reset Notes and $56.0 million of the Class A-2R 2025 Reset Notes (each as defined in Note 7 to our consolidated financial statements) are included in the December 31, 2025 Consolidated Statements of Financial Condition as our debt. The Class B-R 2025 Reset Notes, $20.2 million of the Class A-2R 2025 Reset Notes and the Subordinated 2025 Reset Notes were eliminated in consolidation. As of both December 31, 2025 and September 30, 2025, we had outstanding debt under the 2025-R Debt Securitization of $556.0 million.

2025 Debt Securitization - On September 18, 2025, we completed the 2025 Debt Securitization. We also incurred certain loans as part of the 2025 Debt Securitization. The Class A-1 2025 Notes, Class A-2 2025 Notes, Class B 2025 Notes, Class A-1L-1 2025 Loans, Class A-lL-2 2025 Loans, Class A-2L 2025 Loans and Class B-L 2025 Loans (each as defined in Note 7 to our consolidated financial statements) are included in the December 31, 2025 Consolidated Statement of Financial Condition as our debt and the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation. As of both December 31, 2025 and September 30, 2025, we had outstanding debt under the 2025 Debt Securitization of $599.1 million.

2027 Notes

On May 22, 2024, we entered into a master note purchase agreement governing the issuance of the 2027 Notes. Each of the 2027 Tranche A Notes, 2027 Tranche B Notes and 2027 Tranche C Notes remained outstanding as our debt as of December 31, 2025 and September 30, 2025.

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

2028 Notes

On July 23, 2025, we issued $500.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of December 31, 2025 and September 30, 2025.

On July 16, 2025, we entered into interest rate swaps on the 2028 Notes pursuant to which we agreed to (i) receive a fixed interest rate of 5.450% and (ii) pay a floating interest rate of three-month Term SOFR plus 1.8340%. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

2029 Notes

On September 12, 2024, we issued $500.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of December 31, 2025 and September 30, 2025.

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

2030 Notes

On February 24, 2025, we issued $500.0 million in aggregate principal amount of the 2030 Notes, all of which remained outstanding as our debt as of December 31, 2025 and September 30, 2025.

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

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 179.8% and 1.25x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.22x as of December 31, 2025.

As of December 31, 2025 and September 30, 2025, we had outstanding commitments to fund investments totaling $1,850.8 million and $1,875.1 million, respectively. As of December 31, 2025, total commitments included $576.2 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2025, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2025 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2025. As of December 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Credit Facility, BANA Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding derivatives as of December 31, 2025 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2025 and September 30, 2025, we had investments in 458 and 414 portfolio companies, respectively, with a total fair value of $9,913.4 million and $8,555.3 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025		September 30, 2025		December 31, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$386,589	22.0%	$607,247	24.3%	$169,356	15.2%
One stop	1,265,465	71.9	1,718,268	68.8	924,570	82.5
Second lien	—	—	9,197	0.4	22,696	2.0
Subordinated debt	—	—	44,120	1.8	—	—
Structured finance note	100,500	5.7	101,100	4.0	—	—
Equity	7,507	0.4	16,265	0.7	3,531	0.3
Total new investment commitments	$1,760,061	100.0%	$2,496,197	100.0%	$1,120,153	100.0%

For the three months ended December 31, 2025, we had approximately $421.8 million in proceeds from principal payments and sales of portfolio investments.

For the three months ended December 31, 2024, we had approximately $93.6 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2025(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$2,365,806	$2,360,197	$2,355,739	$2,288,864	$2,283,507	$2,285,901
Non-accrual(3)	—	—	—	—	—	—
One stop
Performing	7,159,758	7,060,198	7,136,624	5,973,137	5,879,176	5,946,459
Non-accrual(3)	17,507	14,061	9,682	5,066	2,133	2,381
Second lien
Performing	26,697	26,524	26,697	35,084	34,869	35,084
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	60,061	59,053	60,061	58,087	57,122	57,646
Non-accrual(3)	—	—	—	—	—	—
Structured finance note
Performing	250,025	249,992	251,122	161,525	161,487	162,943
Non-accrual(3)	—	—	—	—	—	—
Equity
Performing	N/A	$69,229	$73,483	N/A	$61,047	$64,837
Non-accrual(3)	N/A	$—	$—	N/A	$—	$—
Total	$9,879,854	$9,839,254	$9,913,408	$8,521,763	$8,479,341	$8,555,251

(1)As of December 31, 2025, $1,267.2 million and $1,280.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of December 31, 2025, $4.2 million and $4.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.

(2)As of September 30, 2025, $1,093.1 million and $1,106.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of September 30, 2025, $2.1 million and $2.4 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal, interest or our management has reasonable doubt that principal or interest will be collected. Preferred equity securities accruing contractual PIK dividend income may be placed on non-accrual status if there is reasonable doubt that the amortized cost or capitalized PIK and non-cash dividend income is collectible. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2025, we had loans in three portfolio companies on non-accrual status and no preferred equity securities on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value were 0.1%. As of September 30, 2025, we had loans in one portfolio company on non-accrual status, no preferred equity securities on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value were less than 0.1%. As of December 31, 2024, we had no loans or preferred equity securities on non-accrual status.

As of both December 31, 2025 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 99.6%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate investments and fees of middle-market (“MM”) investments originated and weighted average rate of sales and payoffs of portfolio companies during the years ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average rate of new MM investment fundings	8.5%	9.0%	9.5%
Weighted average spread over the applicable base rate of new floating rate MM investment fundings	4.8%	4.9%	5.0%
Weighted average fees of new MM investment fundings	0.5%	0.5%	0.9%
Weighted average rate of sales and payoffs of portfolio investments	8.3%	9.1%	11.1%

As of December 31, 2025, 92.4% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 93.6% of our debt portfolio at both amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2025 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $87.9 million and $87.0 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$214,798	2.2%	$285,612	3.3%
4	9,523,951	96.1	8,135,488	95.1
3	164,940	1.6	131,770	1.6
2	9,719	0.1	2,381	0.0 ^
1	—	—	—	—
Total	$9,913,408	100.0%	$8,555,251	100.0%

^ Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2025 and September 30, 2025.

	Average Price[1]
Category	As of December 31, 2025	As of September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	90.4	93.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	55.3	47.0
Total	99.6%	99.6%

(1)Includes only debt investments held as of December 31, 2025 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

Distributions

We have made and intend to make periodic regular and special distributions to our shareholders as determined by the Board. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed. There is no assurance we will pay distributions in any particular amount, if at all. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements included in this Quarterly Report.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to taxation as a RIC. We cannot assure shareholders that they will receive any distributions.

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
•On July 3, 2023, we entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. As of December 31, 2025, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver.
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
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4, Golub Capital Private Income Fund I, or GPIF I, and Golub Capital Private Income Fund S, or GPIF S, which are business development companies that primarily focus on investing in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans. In addition, our officers and trustees serve in similar capacities for GBDC, GDLC, GDLCU, GBDC 4, GPIF I, and GPIF S. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC,

GDLCU, GBDC 4, GPIF I, GPIF S and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

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

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Valuation Designee’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Valuation Designee considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the three months ended December 31, 2025 and 2024, certain debt investments with a fair value of $356.3 million and $31.0 million, respectively, transferred from Level 2 to Level 3 of the fair value hierarchy and certain debt investments with a fair value of $10.7 million and $22.9 million, respectively, transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value based on unobservable inputs significant to their fair value as determined in good faith by the Valuation Designee, and may be based on input of the Valuation Designee’s personnel (which may involve the use of a third-party pricing service or quote) and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation at least every other quarter of each non-de minimis portfolio investment in accordance with the Company’s valuation policies, including for those that do not have a readily available market quotation or are not valued via a third-party pricing service or other quote. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2025, $1,475.7 million and $8,437.7 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2025, $1,750.4 million and $6,804.9 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of December 31, 2025 and September 30, 2025, all interest rate swaps and forward currency contracts were valued using Level 2 inputs and all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 portfolio investments, the Valuation Designee may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from brokers. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” and “short-term borrowings” which are reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity.

Revenue Recognition

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $9.7 million and $2.4 million as of December 31, 2025 and September 30, 2025, respectively.

Income taxes: We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to taxation as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our shareholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our shareholders, which will generally relieve us from U.S. federal income taxes on amounts distributed.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would generally distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three months ended December 31, 2025 and 2024, we did not record any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2025 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.54% and 0.59%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 7 of our consolidated financial statements), the BANA Credit Facility has a floating rate applicable to the currency of such borrowing, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate the Class A-1R 2025 Reset Notes and Class A-2R 2025 Reset Notes issued in connection with the 2025-R Debt Securitization as well as the Class A-1 2025 Notes, Class A-2 2025 Notes, Class B 2025 Notes, Class A-1L-1 2025 Loans, Class A-1L-2 2025 Loans, Class A-2L 2025 Loans, and Class B-L 2025 Loans issued in connection with the 2025 Debt Securitization have floating rate interest provisions based on three-month term SOFR, and the 2027 Tranche B Notes and 2027 Tranche C Notes have floating rate interest provisions based on SOFR and EURIBOR, respectively. We have entered into two interest rate swaps on the 2027 Tranche A Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.5975% and three-month SOFR plus a spread of 2.644%. We have entered into an interest rate swap on the 2028 Notes which have floating rate provisions based on three-month SOFR plus a spread of 1.834%. We have entered into two interest rate swaps on the 2029 Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.7875% and three-month SOFR plus a spread of 2.770%. We have entered into two interest rate swaps on the 2030 Notes which have floating rate provisions based on SOFR plus a spread of 1.727% and SOFR plus a spread of 1.745%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(194,920)	$(108,255)	$(86,665)
Down 150 basis points	(146,522)	(81,192)	(65,330)
Down 100 basis points	(97,889)	(54,128)	(43,761)
Down 50 basis points	(48,960)	(27,064)	(21,896)
Up 50 basis points	48,982	27,064	21,918
Up 100 basis points	97,965	54,128	43,837
Up 150 basis points	146,947	81,192	65,755
Up 200 basis points	195,929	108,255	87,674
(1) Assumes applicable three-month base rate as of December 31, 2025, with the exception of SONIA and Prime that utilize the December 31, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the BANA Credit Facility, the Adviser Revolver, the 2025-R Debt Securitization, the 2025 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Declaration of Trust of the Company. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on November 19, 2025).
4.1	Indenture, dated as of September 12, 2024, by and between Golub Capital Private Credit Fund and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.2	Fourth Supplemental Indenture, dated as of January 29, 2026, by and between Golub Capital Private Credit Fund and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 29, 2026).
4.3	Form of Global Note with respect to 5.600% notes due 2031 sold in reliance on Rule 144A under the Securities Act. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 29, 2026).
4.4	Form of Global Note with respect to 5.600% notes due 2031 sold in reliance on Regulation S under the Securities Act. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 29, 2026).
4.5	Registration Rights Agreement, dated as of January 29, 2026, by and among Golub Capital Private Credit Fund and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 29, 2026).
10.1	Amended and Restated Indenture, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer, and Wilmington Trust, National Association, as Trustee. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.2	Note Purchase Agreement, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer, and SG Americas Securities, LLC as Initial Purchaser. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.3	Amended and Restated Collateral Management Agreement, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer, and GC Advisors LLC, as Collateral Manager. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.4	Amended and Restated Master Loan Sale Agreement, dated as of September 25, 2025, by and among Golub Capital Private Credit Fund, as the Seller, Golub Capital Private Credit Fund CLO Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO-R, as Buyer. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.5	Response to Notice of Commitment Increase Request, dated as of December 9, 2025, by and among Golub Capital Private Credit Fund, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 15, 2025).
10.6	Response to Notice of Commitment Increase Request, dated as of December 9, 2025, by and among Golub Capital Private Credit Fund, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative and an issuing bank, and the issuing banks party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-01555), filed on December 15, 2025).
10.7	Indenture, dated as of January 14, 2026, by and between GCRED BSL CLO 1, as Issuer, and Computershare Trust Company, N.A., as Trustee. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-01555), filed on January 21, 2026).

10.8	Note Purchase Agreement, dated as of January 14, 2026, by and between GCRED BSL CLO 1, as Issuer and BofA Securities, Inc., as Initial Purchaser. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-01555), filed on January 21, 2026).
10.9	Collateral Management Agreement, dated as of January 14, 2026, by and between GCRED BSL CLO 1, as Issuer and GC Advisors LLC, as Collateral Manager. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current report on Form 8-K (File No. 814-01555), filed on January 21, 2026).
10.10	Master Loan Sale Agreement, dated as of January 14, 2026, by and among Golub Capital Private Credit Fund, as the Seller, GCRED BSL CLO 1 Depositor, as Intermediate Seller and GCRED BSL CLO 1, as Buyer. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current report on Form 8-K (File No. 814-01555), filed on January 21, 2026).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: February 12, 2026	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)