Form 10-Q
period 2026-03-31
Golub Capital Private Credit Fund
filed 2026-05-12
CIK 1930087

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 12, 2026, the Registrant had outstanding Class I and Class S common shares of beneficial interest, $0.01 par value, outstanding of 173,272,744 and 8,653,549, respectively. Common shares of beneficial interest outstanding excludes May 1, 2026 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $10,050,232 and $8,479,341, respectively)	$9,928,221	$8,555,251
Cash	31,451	14,857
Cash equivalents	6,417	29,020
Foreign currencies (cost of $8,378 and $4,645, respectively)	9,002	4,352
Restricted cash	20,058	40,618
Restricted cash equivalents	65,474	383,616
Interest receivable	64,721	74,426
Receivable for investments	154,464	9,373
Deferred offering costs	2,167	1,168
Net unrealized appreciation on derivatives	10,135	22,144
Other assets	4,549	1,748
Total Assets	$10,296,659	$9,136,573
Liabilities
Debt	$5,492,205	$4,699,707
Less unamortized debt issuance costs	(39,914)	(38,246)
Debt less unamortized debt issuance costs	5,452,291	4,661,461
Other short-term borrowings	149,491	74,178
Interest payable	40,668	20,215
Distributions payable	35,183	30,116
Management and income incentive fees payable	28,224	23,088
Payable for investments purchased	20,573	241,534
Accrued trustee fees	397	662
Net unrealized depreciation on derivatives	9,449	11,371
Accounts payable and other liabilities	11,150	14,479
Total Liabilities	5,747,426	5,077,104
Commitments and Contingencies (Note 8)
Net Assets
Preferred shares, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and September 30, 2025.	—	—
Common shares, par value $0.01 per share, unlimited shares authorized, 188,465,381 and 161,326,430 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively.	1,885	1,613
Paid in capital in excess of par	4,724,108	4,044,440
Distributable earnings (loss)	(176,760)	13,416
Total Net Assets	4,549,233	4,059,469
Total Liabilities and Total Net Assets	$10,296,659	$9,136,573

Net Asset Value Per Share
Class I Shares:
Net assets	$4,334,583	$3,872,168
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	179,571,696	153,882,766
Net asset value per common share	$24.14	$25.16
Class S Shares:
Net assets	$214,650	$187,302
Number of common shares outstanding (par value $0.01 per share, unlimited shares authorized)	8,893,685	7,443,664
Net asset value per common share	$24.14	$25.16

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Investment income
Interest income	$205,511	$100,402	$403,468	$188,609
Payment-in-kind interest income	11,617	4,817	23,587	9,474
Dividend income	634	108	1,290	214
Fee income	680	282	1,413	559
Total investment income	218,442	105,609	429,758	198,856
Expenses
Interest and other debt financing expenses	84,739	36,950	163,630	73,319
Base management fee	14,271	7,055	27,942	13,117
Incentive fee	10,790	6,129	24,425	13,229
Administrative service fee	2,984	1,269	5,501	2,246
Professional fees	4,590	3,553	8,806	6,607
General and administrative expenses	235	184	491	358
Distribution and shareholder servicing fees
Class S	465	230	912	402
Total expenses	118,074	55,370	231,707	109,278
Net investment income	100,368	50,239	198,051	89,578
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(258)	2	(636)	(3)
Foreign currency transactions	2,221	143	3,191	(435)
Net realized gain (loss) on investment transactions	1,963	145	2,555	(438)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(185,581)	(8,433)	(188,949)	2,479
Forward currency contracts	5,246	(1,897)	5,858	(298)
Translation of assets and liabilities in foreign currencies	(6,753)	2,657	(7,199)	829
Net change in unrealized appreciation (depreciation) on investment transactions	(187,088)	(7,673)	(190,290)	3,010
Net gain (loss) on investment transactions	(185,125)	(7,528)	(187,735)	2,572
Net increase (decrease) in net assets resulting from operations	$(84,757)	$42,711	$10,316	$92,150
Per Common Share Data
Class I Shares:
Earnings (loss) available to shareholders	$(80,359)	$40,924	$10,550	$88,449
Basic and diluted weighted average common shares outstanding (Note 11)	175,788,280	86,980,089	170,083,135	80,251,878
Basic and diluted earnings (loss) per common share (Note 11)	$(0.46)	$0.47	$0.06	$1.10
Class S Shares:
Earnings (loss) available to shareholders	$(4,398)	$1,787	$(234)	$3,701
Basic and diluted weighted average common shares outstanding (Note 11)	8,757,626	4,298,524	8,540,698	3,755,598
Basic and diluted earnings (loss) per common share (Note 11)	$(0.51)	$0.42	$(0.03)	$0.99

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	69,008,371	$690	$1,727,522	$4,130	$1,732,342
Issuance of common shares
Class I	26,209,762	263	657,627	—	657,890
Class S	2,132,576	21	53,516	—	53,537
Repurchase of common shares, net of early repurchase deduction
Class I	(764,645)	(8)	(19,181)	—	(19,189)
Class S	(3,911)	—	(96)	—	(96)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	89,578	89,578
Net realized gain (loss) on investment transactions	—	—	—	(438)	(438)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,010	3,010
Distributions to shareholders:
Shares issued in connection with distribution reinvestment plan
Class I	1,241,951	12	31,160	—	31,172
Class S	77,780	1	1,952	—	1,953
Distributions from distributable earnings (loss)
Class I	—	—	—	(75,786)	(75,786)
Class S	—	—	—	(3,134)	(3,134)
Distributions declared and payable
Class I	—	—	—	(17,454)	(17,454)
Class S	—	—	—	(822)	(822)
Total increase (decrease) for the six months ended March 31, 2025	28,893,513	289	724,978	(5,046)	720,221
Balance at March 31, 2025	97,901,884	$979	$2,452,500	$(916)	$2,452,563
Balance at December 31, 2024	81,223,397	$812	$2,033,749	$7,597	$2,042,158
Issuance of common shares
Class I	14,825,322	149	372,216	—	372,365
Class S	1,347,891	13	33,841	—	33,854
Repurchase of common shares, net of early repurchase deduction
Class I	(173,016)	(2)	(4,340)	—	(4,342)
Class S	(3,911)	—	(96)	—	(96)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	50,239	50,239
Net realized gain (loss) on investment transactions	—	—	—	145	145
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(7,673)	(7,673)
Distributions to shareholders:
Shares issued in connection with distribution reinvestment plan
Class I	639,841	6	16,066	—	16,072
Class S	42,360	1	1,064	—	1,065
Distributions from distributable earnings (loss)
Class I	—	—	—	(31,576)	(31,576)
Class S	—	—	—	(1,372)	(1,372)
Distributions declared and payable
Class I	—	—	—	(17,454)	(17,454)
Class S	—	—	—	(822)	(822)
Total increase (decrease) for the three months ended March 31, 2025	16,678,487	167	418,751	(8,513)	410,405
Balance at March 31, 2025	97,901,884	$979	$2,452,500	$(916)	$2,452,563

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited) - (continued)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2025	161,326,430	$1,613	$4,044,440	$13,416	$4,059,469
Issuance of common shares
Class I	27,644,969	276	692,678	—	692,954
Class S	1,767,882	18	44,286	—	44,304
Repurchase of common shares, net of early repurchase deduction
Class I	(4,040,190)	(40)	(101,444)	—	(101,484)
Class S	(491,805)	(5)	(12,357)	—	(12,362)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	198,051	198,051
Net realized gain (loss) on investment transactions	—	—	—	2,555	2,555
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(190,290)	(190,290)
Distributions to shareholders:
Shares issued in connection with distribution reinvestment plan
Class I	2,084,151	21	52,153	—	52,174
Class S	173,944	2	4,352	—	4,354
Distributions from distributable earnings (loss)
Class I	—	—	—	(158,093)	(158,093)
Class S	—	—	—	(7,216)	(7,216)
Distributions declared and payable
Class I	—	—	—	(33,670)	(33,670)
Class S	—	—	—	(1,513)	(1,513)
Total increase (decrease) for the six months ended March 31, 2026	27,138,951	272	679,668	(190,176)	489,764
Balance at March 31, 2026	188,465,381	$1,885	$4,724,108	$(176,760)	$4,549,233
Balance at December 31, 2025	177,824,004	$1,778	$4,459,342	$11,533	$4,472,653
Issuance of common shares
Class I	11,375,099	113	283,592	—	283,705
Class S	617,905	7	15,371	—	15,378
Repurchase of common shares, net of early repurchase deduction
Class I	(2,077,024)	(20)	(52,169)	—	(52,189)
Class S	(443,899)	(5)	(11,157)	—	(11,162)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	100,368	100,368
Net realized gain (loss) on investment transactions	—	—	—	1,963	1,963
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(187,088)	(187,088)
Distributions to shareholders:
Shares issued in connection with distribution reinvestment plan
Class I	1,078,245	11	26,861	—	26,872
Class S	91,051	1	2,268	—	2,269
Distributions from distributable earnings (loss)
Class I	—	—	—	(65,392)	(65,392)
Class S	—	—	—	(2,961)	(2,961)
Distributions declared and payable
Class I	—	—	—	(33,670)	(33,670)
Class S	—	—	—	(1,513)	(1,513)
Total increase (decrease) for the three months ended March 31, 2026	10,641,377	107	264,766	(188,293)	76,580
Balance at March 31, 2026	188,465,381	$1,885	$4,724,108	$(176,760)	$4,549,233
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,316	$92,150
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	6,201	3,174
Amortization of deferred offering costs	1,451	1,090
Amortization of discounts on issued debt securities	1,809	681
Accretion of discounts and amortization of premiums on investments	(9,778)	(5,861)
Net realized (gain) loss on investments	636	3
Net realized (gain) loss on foreign currency transactions	(3,191)	435
Net change in unrealized (appreciation) depreciation on investments	188,949	(2,479)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(5,858)	298
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	7,199	(829)
Net change in unrealized (appreciation) depreciation on interest rate swaps	85	2,746
Proceeds from (fundings of) revolving loans, net	(35,765)	(10,062)
Purchases and fundings of investments	(2,426,595)	(1,877,164)
Proceeds from principal payments and sales of portfolio investments	930,409	224,292
Payment-in-kind interest capitalized	(23,586)	(9,633)
Non-cash dividends capitalized	(1,258)	(214)
Changes in operating assets and liabilities:
Interest receivable	9,705	58
Receivable for investments	(145,091)	6,639
Other assets	(2,801)	(2,398)
Interest payable	20,453	1,050
Management and income incentive fees payable	5,136	3,586
Payable for investments purchased	(220,961)	141,837
Accrued trustee fees	(265)	(214)
Accounts payable and other liabilities	(3,329)	1,645
Net cash provided by (used in) operating activities	(1,696,129)	(1,429,170)
Cash flows from financing activities
Borrowings on debt	2,909,763	1,795,846
Repayments of debt	(2,103,296)	(1,097,400)
Proceeds from other short-term borrowings	171,185	—
Repayments on other short-term borrowings	(95,872)	—
Capitalized debt issuance costs	(7,869)	(10,440)
Deferred offering costs	(2,450)	(237)
Proceeds from issuance of common shares	737,258	711,427
Repurchased shares, net of early repurchase deduction paid	(113,846)	(19,285)
Distributions paid	(138,897)	(60,930)
Net cash provided by (used in) financing activities	1,355,976	1,318,981
Net change in cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents	(340,153)	(110,189)
Effect of foreign currency exchange rates	92	(192)
Cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents, beginning of period	472,463	189,643
Cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents, end of period	$132,402	$79,262

Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$135,079	$65,638
Distributions declared for the period	200,492	97,196
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with distribution reinvestment plan	$56,528	$33,125
Change in distributions payable	5,067	3,141
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

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	September 30, 2025
Cash	$31,451	$14,857
Cash equivalents	6,417	29,020
Foreign currencies (cost of $8,378 and $4,645, respectively)	9,002	4,352
Restricted cash	20,058	40,618
Restricted cash equivalents	65,474	383,616
Total cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents shown in the Consolidated Statements of Cash Flows(1)	$132,402	$472,463
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Bleriot US Bidco Inc.@(8)(26)	Senior secured	SF +	2.50%	(i)	6.20%				10/2030	$2,992	$2,999	0.1%	$3,000
Element Materials Technology@^#(8)(26)	Senior secured	SF +	3.50%	(i)	7.20%				06/2029	18,896	18,881	0.4	18,978
Jeppesen Holdings, LLC^	One stop	SF +	4.75%	(i)	8.42%				11/2032	109,651	109,261	2.4	107,458
Jeppesen Holdings, LLC^(5)	One stop				N/A(6)				11/2032	—	(20)	—	(114)
Kaman Corporation@(26)	Senior secured	SF +	2.50%	(i)	6.20%				02/2032	1,823	1,819	—	1,825
Kaman Corporation@(26)	Senior secured	SF +	2.50%	(a)(i)	6.20%				02/2032	34	33	—	34
LSF11 Trinity Bidco, Inc.@^	Senior secured	SF +	2.50%	(h)	6.18%				06/2030	7,987	7,996	0.2	7,987
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(a)(i)	8.91%				09/2031	329	322	—	321
PPW Aero Buyer, Inc.*	One stop	SF +	5.00%	(i)	8.70%				09/2031	1,692	1,685	—	1,684
PPW Aero Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(26)	—	(27)
Signia Aerospace, LLC@(26)	Senior secured	SF +	2.75%	(i)	6.42%				12/2031	1,889	1,876	—	1,896
Signia Aerospace, LLC@(5)(26)	Senior secured				N/A(6)				12/2031	—	(3)	—	—
SMX Technologies@^#	Senior secured	SF +	4.50%	(h)	8.17%				02/2032	7,545	7,551	0.2	7,459
Titan BW Borrower L.P.*^(25)	One stop	SF +	5.38%	(i)	6.17%	cash/	2.88%	PIK	07/2032	16,582	16,435	0.4	16,391
Titan BW Borrower L.P.^(5)	One stop				N/A(6)				07/2032	—	(25)	—	(26)
Titan BW Borrower L.P.^	One stop	SF +	4.75%	(i)	8.42%				07/2032	829	822	—	816
Transdigm, Inc.@#(8)(26)	Senior secured	SF +	2.25%	(h)	5.92%				03/2030	2,999	3,004	0.1	3,003
										173,248	172,610	3.8	170,685
Air Freight & Logistics
RJW Group Holdings, Inc.*&^	One stop	SF +	5.00%	(i)	8.70%				11/2031	49,796	48,952	1.1	49,332
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.73%				11/2031	3,145	3,085	0.1	3,111
RJW Group Holdings, Inc.*^	One stop	SF +	5.00%	(i)	8.70%				11/2031	53,127	52,641	1.1	52,633
RJW Group Holdings, Inc.^(5)	One stop				N/A(6)				11/2031	—	(41)	—	(84)
										106,068	104,637	2.3	104,992
Airlines
Brown Group Holding, LLC @(8)(10)(26)	Senior secured	SF +	2.50%	(h)(i)	6.17%				07/2031	3,000	3,005	0.1	3,008
KKR Apple Bidco, LLC@(26)	Senior secured	SF +	2.50%	(h)	6.17%				09/2031	2,992	3,000	—	2,998
										5,992	6,005	0.1	6,006
Auto Components
Arnott, LLC*	One stop	SF +	4.75%	(j)	8.49%				11/2030	4,774	4,737	0.1	4,603
Arnott, LLC^	One stop	SF +	4.75%	(i)(j)	8.41%				11/2030	598	592	—	569
Collision SP Subco, LLC*&	One stop	SF +	4.75%	(i)	8.42%				01/2030	15,953	15,778	0.3	15,953
Collision SP Subco, LLC&	One stop	SF +	4.75%	(i)(j)	8.46%				01/2030	9,311	9,246	0.2	9,311
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)	8.42%				01/2030	381	352	—	381
Collision SP Subco, LLC&	One stop	SF +	4.75%	(i)	8.42%				01/2030	1,207	1,197	—	1,207
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.48%				01/2030	2,767	2,647	0.1	2,767
OEConnection, LLC&^	One stop	SF +	4.50%	(h)	8.17%				12/2032	53,247	52,872	1.2	53,446
OEConnection, LLC^(5)	One stop				N/A(6)				12/2032	—	(36)	—	20
OEConnection, LLC^(5)	One stop				N/A(6)				12/2032	—	(37)	—	40
RC Buyer, Inc.@^(26)	Senior secured	SF +	3.50%	(h)	7.28%				07/2028	9,307	9,311	0.2	9,249
RealTruck Group, Inc.@^(8)(26)	Senior secured	SF +	3.75%	(i)	7.68%				01/2028	10,128	10,068	0.1	6,910
Wand NewCo 3, Inc.@^(8)(26)	Senior secured	SF +	2.50%	(h)	6.17%				01/2031	13,967	13,992	0.3	13,873
										121,640	120,719	2.5	118,329
Automobiles
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(i)	8.94%				06/2030	35,048	34,692	0.8	34,681
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(a)(i)	8.94%				06/2030	2,733	2,691	0.1	2,691
Denali Midco 2, LLC^(25)	Second lien	N/A			13.00%	PIK			12/2029	27,574	27,411	0.6	27,298
Denali Midco 2, LLC*&	One stop	SF +	5.25%	(h)	8.92%				12/2028	16,886	16,646	0.4	16,801
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	8.95%				12/2029	596	589	—	589
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	8.95%	12/2029	$124	$123	—%	$123
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	8.95%	12/2029	105	104	—	104
High Bar Brands Operating, LLC^(5)	Senior secured				N/A(6)	12/2029	—	(2)	—	(2)
Lincoln Acq Buyer, LLC^	One stop	SF +	4.50%	(i)	8.17%	11/2032	671	668	—	671
Lincoln Acq Buyer, LLC^	One stop	SF +	4.50%	(i)	8.16%	11/2032	224	223	—	224
Lincoln Acq Buyer, LLC*	One stop	SF +	4.50%	(i)	8.20%	11/2032	5,593	5,567	0.1	5,593
Lincoln Acq Buyer, LLC^	One stop	SF +	4.50%	(i)	8.20%	11/2032	55	52	—	55
Lincoln Acq Buyer, LLC^(5)	One stop				N/A(6)	11/2032	—	(12)	—	—
Mavis Tire Express Services Topco, Corp.@^#(8)(26)	Senior secured	SF +	3.00%	(h)	6.67%	05/2028	21,995	22,032	0.5	22,004
Mister Car Wash Holdings, Inc.@^(8)(26)	Senior secured	SF +	2.25%	(h)	5.92%	03/2031	11,702	11,726	0.2	11,579
National Express Wash Parent Holdco, LLC&^	One stop	SF +	5.00%	(i)	8.70%	07/2029	37,604	37,107	0.8	37,604
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(j)	8.66%	07/2029	6,096	6,061	0.1	6,096
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(j)	8.59%	07/2029	22,833	22,669	0.5	22,833
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	8.70%	07/2029	12,091	12,042	0.3	12,091
Paint Intermediate III, LLC@#(26)	Senior secured	SF +	3.00%	(i)	6.67%	10/2031	5,586	5,583	0.1	5,571
Quick Quack Car Wash Holdings, LLC&	One stop	SF +	5.00%	(h)	8.67%	06/2031	2,477	2,462	—	2,477
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	5.00%	(h)	8.67%	06/2031	139	138	—	139
Quick Quack Car Wash Holdings, LLC^(5)	One stop				N/A(6)	06/2031	—	(1)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	5.00%	(h)	8.67%	06/2031	689	679	—	689
Quick Quack Car Wash Holdings, LLC*^	One stop	SF +	5.00%	(h)	8.67%	06/2031	3,309	3,299	0.1	3,309
Strickland's Enterprises, LLC^	Senior secured	SF +	4.50%	(i)	8.17%	01/2031	7,148	7,114	0.2	7,112
Strickland's Enterprises, LLC^(5)	Senior secured				N/A(6)	01/2031	—	(3)	—	(3)
Strickland's Enterprises, LLC^(5)	Senior secured				N/A(6)	01/2031	—	(11)	—	(11)
TWAS Holdings, LLC*&^	One stop	SF +	4.75%	(h)	8.42%	12/2029	24,724	24,425	0.5	24,724
TWAS Holdings, LLC^(5)	One stop				N/A(6)	12/2029	—	(33)	—	—
Yorkshire Parent, Inc.*&	Senior secured	SF +	4.50%	(i)	8.20%	12/2029	12,681	12,574	0.3	12,681
Yorkshire Parent, Inc.&	Senior secured	SF +	4.50%	(i)	8.17%	12/2029	11,861	11,816	0.3	11,861
Yorkshire Parent, Inc.&	Senior secured	SF +	4.50%	(i)	8.17%	12/2029	3,513	3,484	0.1	3,513
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(a)(i)	8.19%	12/2029	1,410	1,378	—	1,410
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(i)	8.17%	12/2029	5,057	4,943	0.1	5,057
							280,524	278,236	6.1	279,564
Banks
Empyrean Solutions, LLC&	One stop	SF +	4.50%	(i)	8.20%	11/2031	9,959	9,919	0.2	9,610
Empyrean Solutions, LLC^(5)	One stop				N/A(6)	11/2031	—	(6)	—	(52)
Empyrean Solutions, LLC^(5)	One stop				N/A(6)	11/2031	—	(16)	—	(139)
OSP Hamilton Purchaser, LLC*	One stop	SF +	4.75%	(i)	8.42%	12/2029	2,761	2,740	0.1	2,692
OSP Hamilton Purchaser, LLC&	One stop	SF +	4.75%	(i)	8.42%	12/2029	2,642	2,621	0.1	2,576
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(i)	8.42%	12/2029	695	686	—	648
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(i)	8.45%	12/2029	6,307	6,279	0.1	6,137
							22,364	22,223	0.5	21,472
Beverages
Financial Information Technologies, LLC^(5)	One stop				N/A(6)	06/2030	—	(16)	—	(76)
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.45%	06/2030	83	83	—	83
Financial Information Technologies, LLC&^	One stop	SF +	4.75%	(i)	8.45%	06/2030	41,089	41,001	0.9	40,677
Spindrift Beverage Co. Inc.*^	One stop	SF +	5.00%	(i)	8.65%	02/2032	22,323	22,088	0.5	22,323
Spindrift Beverage Co. Inc.^	One stop	SF +	5.00%	(i)	8.67%	02/2032	714	669	—	714
Spindrift Beverage Co. Inc.^(5)	One stop				N/A(6)	02/2032	—	(13)	—	—
Winebow Holdings, Inc.^	One stop	SF +	6.25%	(h)	10.02%	12/2027	15,201	14,843	0.3	12,769
							79,410	78,655	1.7	76,490
Building Products
BECO Holding Company, Inc.&^	One stop	SF +	5.25%	(i)	9.10%	11/2028	2,115	2,106	—	2,109
BECO Holding Company, Inc.^(5)	One stop				N/A(6)	11/2028	—	(18)	—	(13)
							2,115	2,088	—	2,096
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Capital Markets
BlueMatrix Holdings, LLC*&	One stop	SF +	4.75%	(i)	8.45%				01/2031	$23,734	$23,586	0.5%	$23,023
BlueMatrix Holdings, LLC*	One stop	SF +	4.75%	(i)	8.45%				01/2031	10,529	10,441	0.2	10,213
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.44%				01/2031	2,101	2,080	—	1,996
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.45%				01/2031	3,542	3,513	0.1	3,436
BlueMatrix Holdings, LLC&	One stop	SF +	4.75%	(i)	8.45%				01/2031	5,158	5,140	0.1	5,003
Edelman Financial Center, LLC@^#(26)	Senior secured	SF +	3.00%	(h)	6.67%				04/2028	12,673	12,685	0.3	12,676
										57,737	57,445	1.2	56,347
Chemicals
AP Adhesives Holdings, LLC^(5)	One stop				N/A(6)				04/2032	—	(79)	—	(165)
AP Adhesives Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(38)	—	(80)
AP Adhesives Holdings, LLC*^	One stop	SF +	4.75%	(i)	8.42%				04/2032	54,791	54,555	1.2	54,298
INEOS US Finance LLC and INEOS Finance PLC@^(8)(10)(26)	Senior secured	SF +	3.25%	(h)	6.92%				02/2030	9,628	9,547	0.2	8,442
Inhance Parent, Inc.^(25)	One stop	SF +	7.00%	(i)	6.35%	cash/	4.50%	PIK	06/2029	408	408	—	408
Inhance Parent, Inc.^(25)	One stop	SF +	7.00%	(i)	6.35%	cash/	4.50%	PIK	06/2029	11,184	9,883	0.2	10,513
Inhance Parent, Inc.^(7)(25)	One stop	N/A			20.00%	PIK			06/2029	5,591	2,133	0.1	2,516
Innophos Holdings, Inc.@^(8)	Senior secured	SF +	4.25%	(h)	8.03%				03/2029	5,332	5,307	0.1	5,066
JSG II, Inc. and Checkers USA, Inc.^	One stop	SF +	4.50%	(h)	8.17%				09/2032	20,486	20,391	0.4	20,390
JSG II, Inc. and Checkers USA, Inc.^(5)	One stop				N/A(6)				09/2032	—	(12)	—	(11)
JSG II, Inc. and Checkers USA, Inc.^(5)	One stop				N/A(6)				09/2032	—	(13)	—	(27)
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(h)	8.45%				03/2029	8,580	8,524	0.2	8,520
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(i)	8.45%				03/2029	913	894	—	892
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(i)	8.45%				03/2029	2,673	2,635	0.1	2,613
Windsor Holdings III, LLC@(8)(26)	Senior secured	SF +	2.75%	(h)	6.42%				08/2030	3,491	3,485	0.1	3,446
W.R. Grace & Co@#(8)(26)	Senior secured	SF +	3.00%	(i)	6.70%				08/2032	13,507	13,454	0.3	13,496
										136,584	131,074	2.9	130,317
Commercial Services & Supplies
BradyPLUS Holdings#(26)	Senior secured	SF +	3.50%	(i)	7.20%				12/2032	7,000	6,898	0.2	6,904
CHA Vision Holdings, Inc.*^	One stop	SF +	5.00%	(i)	8.67%				01/2031	18,101	17,958	0.4	18,018
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	8.67%				01/2031	5,893	5,846	0.1	5,865
CHA Vision Holdings, Inc.^(5)	One stop				N/A(6)				01/2030	—	(11)	—	(6)
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	8.67%				01/2031	2,763	2,751	0.1	2,750
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	8.67%				01/2031	615	586	—	585
Dispatch Acquisition Holdings, LLC&^	One stop	SF +	4.75%	(i)	8.45%				11/2032	123,486	122,900	2.7	122,893
Dispatch Acquisition Holdings, LLC^	One stop	SF +	4.75%	(i)	8.45%				11/2032	10,093	9,990	0.2	9,989
Dispatch Acquisition Holdings, LLC^(5)	One stop				N/A(6)				11/2032	—	—	—	(22)
Kleinfelder Intermediate, LLC*^	One stop	SF +	4.50%	(i)	8.17%				09/2030	1,792	1,755	0.1	1,788
Kleinfelder Intermediate, LLC^(5)	One stop				N/A(6)				09/2028	—	(3)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	4.50%	(i)	8.17%				09/2030	195	193	—	194
Kleinfelder Intermediate, LLC^(5)	One stop				N/A(6)				09/2030	—	(6)	—	(5)
OMNIA Partners, LLC@^#(26)	Senior secured	SF +	2.75%	(i)	6.43%				12/2032	8,954	8,917	0.2	8,958
Pearl Acquisition Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.20%				12/2032	129	127	—	127
Pearl Acquisition Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.20%				12/2032	6,873	6,856	0.2	6,863
Pearl Acquisition Buyer, Inc.^(5)	One stop				N/A(6)				12/2032	—	(5)	—	(3)
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.91%				04/2031	1,432	1,422	—	1,435
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.92%				04/2031	239	238	—	239
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)(i)	8.92%				04/2030	146	144	—	146
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	8.92%				04/2031	344	342	—	344
Radwell Parent, LLC*	One stop	SF +	5.50%	(i)	9.20%				03/2029	15,517	15,517	0.3	15,432
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.20%				03/2029	1,069	834	—	1,044
Radwell Parent, LLC^(5)	One stop				N/A(6)				04/2030	—	—	—	(1)
Radwell Parent, LLC^	One stop				N/A(6)				04/2030	—	—	—	—
Radwell Parent, LLC^(5)	One stop				N/A(6)				04/2030	—	—	—	(1)
Radwell Parent, LLC^	One stop				N/A(6)				04/2030	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Radwell Parent, LLC^	One stop				N/A(6)				04/2030	$—	$—	—%	$—
Thermostat Purchaser III, Inc.@^(26)	Senior secured	SF +	4.25%	(i)	7.95%				08/2028	11,864	11,851	0.3	11,637
Trinity Air Consultants Holdings Corporation^(5)	One stop				N/A(6)				06/2029	—	(3)	—	(5)
Trinity Air Consultants Holdings Corporation^	One stop	SF +	4.25%	(i)	8.01%				06/2029	911	908	—	902
Trinity Air Consultants Holdings Corporation^	One stop	SF +	4.25%	(i)	8.02%				06/2029	2,716	2,709	0.1	2,691
Trinity Air Consultants Holdings Corporation^	One stop	SF +	4.25%	(i)	8.02%				06/2029	5,254	5,207	0.1	5,207
Trinity Air Consultants Holdings Corporation^(5)	One stop				N/A(6)				06/2029	—	(5)	—	(10)
WRE Holding Corp.&^	One stop	SF +	5.00%	(j)	8.74%				07/2031	31,172	30,936	0.7	30,913
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.67%				07/2030	866	833	—	830
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	8.61%				07/2031	3,422	3,409	0.1	3,393
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	8.60%				07/2031	2,062	2,054	—	2,045
WRE Holding Corp.&	One stop	SF +	5.00%	(j)	8.60%				07/2031	1,604	1,598	—	1,590
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.60%				07/2031	561	559	—	557
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.60%				07/2031	574	572	—	569
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.60%				07/2031	356	355	—	353
WRE Holding Corp.^(5)	One stop				N/A(6)				07/2031	—	(38)	—	(70)
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.71%				07/2031	684	681	—	678
										266,687	264,875	5.8	264,816
Construction & Engineering
Chariot Buyer, LLC@#(26)	Senior secured	SF +	2.75%	(h)	6.43%				09/2032	14,200	14,207	0.3	14,088
Consor Intermediate II, LLC*^	One stop	SF +	4.50%	(i)	8.20%				05/2031	1,637	1,630	—	1,623
Consor Intermediate II, LLC^(5)	One stop				N/A(6)				05/2031	—	(2)	—	(5)
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(i)	8.20%				05/2031	73	72	—	71
DCCM, LLC&	One stop	SF +	4.75%	(h)	8.42%				06/2032	4,010	3,992	0.1	4,010
DCCM, LLC^(5)	One stop				N/A(6)				06/2032	—	(4)	—	—
DCCM, LLC^(5)	One stop				N/A(6)				06/2032	—	(9)	—	—
EagleView Technology Corporation@#(25)(26)	Senior secured	SF +	7.50%	(i)	10.20%	cash/	1.00%	PIK	08/2028	10,925	10,748	0.2	9,972
Royal Holdco Corporation*&	One stop	SF +	4.50%	(i)	8.17%				12/2030	27,585	27,358	0.6	27,347
Royal Holdco Corporation^	One stop	SF +	4.50%	(i)	8.19%				12/2030	1,730	1,710	0.1	1,709
Royal Holdco Corporation^	One stop	SF +	4.50%	(i)	8.19%				12/2030	3,484	3,446	0.1	3,403
										63,644	63,148	1.4	62,218
Construction Materials
Star Holding, LLC@#(8)(26)	Senior secured	SF +	4.50%	(h)	8.17%				07/2031	17,122	16,974	0.4	16,946

Consumer Finance
Ascensus Group Holdings@^#(26)	Senior secured	SF +	3.00%	(h)	6.67%				11/2032	26,105	26,034	0.6	25,730

Containers & Packaging
AOT Packaging Products Acquisitionco, LLC @^#(26)	Senior secured	SF +	3.25%	(h)	6.92%				03/2031	17,870	17,803	0.4	17,031
Berlin Packaging, LLC@#(26)	Senior secured	SF +	3.25%	(h)(i)	6.94%				06/2031	4,577	4,575	0.1	4,423
Chase Intermediate*&	One stop	SF +	4.75%	(i)	8.42%				10/2028	14,497	14,356	0.3	14,207
Chase Intermediate^	One stop	SF +	4.75%	(i)	8.42%				10/2028	3,423	3,242	—	2,422
Iris Holding, Inc.@(26)	Senior secured	SF +	4.75%	(i)	8.52%				06/2028	2,977	2,899	0.1	2,798
Packaging Coordinators Midco, Inc.*^	One stop	SF +	5.00%	(i)	8.67%				07/2032	33,543	33,039	0.7	32,878
Packaging Coordinators Midco, Inc.^(5)	One stop				N/A(6)				07/2032	—	(39)	—	(75)
Packaging Coordinators Midco, Inc.^(5)	One stop				N/A(6)				07/2032	—	—	—	(106)
Packaging Coordinators Midco, Inc.^	One stop	SF +	5.00%	(i)	8.67%				07/2032	407	407	—	392
Packaging Coordinators Midco, Inc.^(5)	One stop				N/A(6)				07/2032	—	—	—	(31)
Packaging Coordinators Midco, Inc.^(5)	One stop				N/A(6)				07/2032	—	(16)	—	(31)
Packaging Coordinators Midco, Inc.^(9)	One stop	SN +	5.00%	(g)	8.73%				07/2032	16,343	16,242	0.3	16,019
Pegasus BidCo@(8)(14)(26)	Senior secured	SF +	2.75%	(i)	6.40%				07/2029	2,992	2,998	0.1	2,989
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technimark, LLC@^#(26)	Senior secured	SF +	3.25%	(h)	6.93%				04/2031	$14,657	$14,635	0.3%	$13,925
WP Deluxe Merger Sub@^#(26)	Senior secured	SF +	3.25%	(i)	6.95%				11/2032	12,113	12,096	0.3	12,179
										123,399	122,237	2.6	119,020
Diversified Consumer Services
ABC Legal Holdings, LLC*^	One stop	SF +	4.25%	(i)	7.92%				08/2032	26,658	26,536	0.6	26,088
ABC Legal Holdings, LLC^(5)	One stop				N/A(6)				08/2032	—	(24)	—	(111)
ABC Legal Holdings, LLC^(5)	One stop				N/A(6)				08/2032	—	(36)	—	(171)
Action Termite Control, LLC^(5)	Senior secured				N/A(6)				12/2032	—	(6)	—	—
Action Termite Control, LLC^	Senior secured	SF +	4.25%	(i)	7.95%				12/2032	2,138	2,127	—	2,138
Action Termite Control, LLC^(5)	Senior secured				N/A(6)				12/2032	—	(32)	—	—
Any Hour, LLC*^(25)	One stop	SF +	5.75%	(i)	6.20%	cash/	3.25%	PIK	05/2030	30,434	30,122	0.6	28,607
Any Hour, LLC^(25)	One stop	N/A			13.00%	PIK			05/2031	5,883	5,815	0.1	4,471
Any Hour, LLC^(25)	One stop	SF +	5.75%	(i)	6.20%	cash/	3.25%	PIK	05/2030	4,246	4,198	0.1	3,967
Any Hour, LLC^(25)	One stop	SF +	5.75%	(i)	6.20%	cash/	3.25%	PIK	05/2030	862	857	—	810
Apex Service Partners, LLC*^	One stop	SF +	5.00%	(i)	8.67%				10/2030	17,799	17,454	0.4	17,657
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.68%				10/2030	13,174	13,122	0.3	13,069
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.67%				10/2030	4,236	4,159	0.1	4,203
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.69%				10/2029	612	579	—	602
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.67%				10/2030	7,628	7,564	0.2	7,566
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	8.67%				10/2030	22,585	22,491	0.5	22,404
Aptive Environmental, LLC*&^	One stop	SF +	4.75%	(h)	8.42%				10/2032	73,308	72,623	1.6	73,308
Aptive Environmental, LLC^(5)	One stop				N/A(6)				10/2032	—	(60)	—	—
Aptive Environmental, LLC^(5)	One stop				N/A(6)				10/2032	—	(15)	—	—
Certus Pest, Inc.&	One stop	SF +	5.25%	(i)	9.10%				08/2027	3,304	3,294	0.1	3,271
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.10%				08/2027	3,091	3,081	0.1	3,060
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.10%				08/2027	2,597	2,588	0.1	2,571
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.10%				08/2027	2,359	2,352	0.1	2,336
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.10%				08/2027	1,427	1,422	—	1,412
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.10%				08/2027	1,133	1,130	—	1,122
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.10%				08/2027	443	442	—	439
Certus Pest, Inc.^(5)	One stop				N/A(6)				08/2027	—	(10)	—	(38)
Certus Pest, Inc.&	One stop	SF +	5.25%	(i)	9.10%				08/2027	2,633	2,626	0.1	2,607
Certus Pest, Inc.&	One stop	SF +	5.25%	(i)	9.10%				08/2027	1,641	1,637	—	1,625
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.10%				08/2027	789	786	—	781
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.10%				08/2027	789	786	—	781
Certus Pest, Inc.^	One stop	SF +	5.25%	(i)	9.10%				08/2027	516	514	—	510
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.10%				08/2027	3,128	3,119	0.1	3,096
CHVAC Services Investment, LLC&	One stop	SF +	4.75%	(i)	8.45%				05/2030	1,941	1,919	—	1,925
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(i)	8.45%				05/2030	505	500	—	501
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(i)	8.42%				05/2030	39	37	—	37
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(i)	8.44%				05/2030	2,944	2,801	0.1	2,646
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.35%				07/2029	761	755	—	761
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.35%				07/2029	221	218	—	221
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.35%				07/2029	7	7	—	7
HS Spa Holdings, Inc.*^	One stop	SF +	5.25%	(i)	8.92%				06/2029	7,758	7,675	0.2	7,758
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	8.92%				06/2029	892	889	—	892
Knowledge Universe Education LLC@^(8)(26)	Senior secured	SF +	2.75%	(i)	6.45%				06/2030	7,915	7,931	0.2	7,123
Kodiak Buyer, LLC*	One stop	SF +	4.25%	(i)	7.95%				07/2032	4,971	4,949	0.1	4,946
Kodiak Buyer, LLC^(5)	One stop				N/A(6)				07/2032	—	(6)	—	(7)
Kodiak Buyer, LLC^(5)	One stop				N/A(6)				07/2032	—	(8)	—	(9)
Liminex, Inc.*	One stop	SF +	6.25%	(i)	10.07%				11/2026	10,546	10,516	0.2	10,493
Litera Bidco, LLC*^	One stop	SF +	5.00%	(h)	8.67%				05/2028	28,153	28,080	0.6	27,732
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	8.67%				05/2028	11,241	11,225	0.2	11,058
Litera Bidco, LLC^(5)	One stop				N/A(6)				05/2028	—	(5)	—	(29)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco, LLC^(5)	One stop				N/A(6)				05/2028	$—	$—	—%	$(56)
McAfee, LLC@^(8)(26)	Senior secured	SF +	3.00%	(h)	6.67%				03/2029	4,938	4,943	0.1	4,425
Project Alpha Intermediate Holdings, Inc.@^#(26)	Senior secured	SF +	3.25%	(i)	6.95%				10/2030	19,994	20,040	0.3	15,242
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	8.80%				06/2027	7,369	7,371	0.2	7,369
Provenance Buyer LLC*	One stop	SF +	5.00%	(i)	8.80%				06/2027	3,777	3,778	0.1	3,777
RW AM Holdco LLC^(7)	One stop	SF +	5.25%	(i)	9.05%				04/2028	10,097	9,896	0.1	4,442
Salisbury House, LLC^(5)	One stop				N/A(6)				08/2032	—	(35)	—	(73)
Salisbury House, LLC^(5)	One stop				N/A(6)				08/2032	—	(53)	—	(109)
Salisbury House, LLC*^	One stop	SF +	4.75%	(j)	8.48%				08/2032	57,470	57,207	1.3	56,930
SCP CDH Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.20%				12/2032	22,751	22,641	0.5	22,640
SCP CDH Buyer, Inc.^(5)	One stop				N/A(6)				12/2032	—	(13)	—	(13)
SCP CDH Buyer, Inc.^(5)	One stop				N/A(6)				12/2032	—	(32)	—	(32)
Severin Acquisition, LLC*^(25)	One stop	SF +	4.75%	(h)	6.17%	cash/	2.25%	PIK	10/2031	34,372	34,111	0.7	33,340
Severin Acquisition, LLC^	One stop	SF +	4.50%	(h)	8.18%				10/2031	1,133	1,099	—	1,005
Severin Acquisition, LLC^(25)	One stop	SF +	4.75%	(h)	6.17%	cash/	2.25%	PIK	10/2031	1,706	1,678	—	1,493
Stellar Brands, LLC&	Senior secured	SF +	4.50%	(h)	8.17%				02/2031	9,055	9,000	0.2	9,055
Stellar Brands, LLC^(5)	Senior secured				N/A(6)				02/2031	—	(5)	—	—
Virginia Green Acquisition, LLC*&^	One stop	SF +	5.25%	(j)	8.85%				12/2030	19,640	19,507	0.4	19,549
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)				12/2030	—	(8)	—	(6)
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)				12/2029	—	(15)	—	(9)
Virginia Green Acquisition, LLC^(5)	One stop				N/A(6)				12/2030	—	(44)	—	(44)
										503,609	499,790	10.6	483,161
Diversified Financial Services
Apex Group Treasury, LLC@^(8)(10)(26)	Senior secured	SF +	3.50%	(i)	7.17%				02/2032	10,865	10,882	0.2	9,932
Baker Tilly Advisory Group, LP*^	One stop	SF +	4.75%	(h)	8.42%				06/2031	19,288	19,091	0.4	19,480
Baker Tilly Advisory Group, LP^(5)	One stop				N/A(6)				06/2030	—	(45)	—	(47)
Baker Tilly Advisory Group, LP^	One stop	SF +	4.50%	(h)	8.17%				06/2031	15,270	15,205	0.3	15,132
Baker Tilly Advisory Group, LP^(5)	One stop				N/A(6)				06/2031	—	(11)	—	(24)
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(i)	8.20%				07/2029	6,795	6,763	0.2	6,727
Banker's Toolbox, Inc.^(5)	One stop				N/A(6)				07/2029	—	(7)	—	(23)
BCPE Pequod Buyer@^#(26)	Senior secured	SF +	2.75%	(i)	6.42%				11/2031	21,988	21,954	0.5	21,378
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop	E +	4.75%	(c)	6.78%				07/2031	14,027	13,032	0.3	13,817
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)(25)	Subordinated debt	E +	7.50%	(d)	9.65%	PIK			07/2032	4,475	4,186	0.1	4,296
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop	E +	4.75%	(d)	6.85%				07/2031	1,987	1,884	—	1,957
Ceres Groupe SAS & Ceres PikCo^(5)(8)(9)(17)	One stop				N/A(6)				07/2031	—	—	—	(29)
Ceres Groupe SAS & Ceres PikCo^(8)(9)(17)	One stop	E +	5.25%	(c)	7.37%				07/2031	19,806	19,846	0.4	19,509
Corelogic, Inc.@^(8)(26)	Senior secured	SF +	3.50%	(h)	7.28%				06/2028	16,806	16,755	0.4	16,113
Corsair Blade IV S.A R.L.^(8)(13)(25)	One stop	SF +	5.75%	(i)	9.17%	cash/	0.25%	PIK	12/2030	4,479	4,479	0.1	4,384
Corsair Blade IV S.A R.L.^(8)(9)(13)(25)	One stop	SN +	5.75%	(g)	9.23%	cash/	0.25%	PIK	12/2030	1,418	1,134	—	676
Deerfield Dakota Holding, LLC^	One stop	SF +	5.25%	(h)	8.93%				09/2032	1,638	1,562	—	1,561
Deerfield Dakota Holding, LLC^(25)	One stop	SF +	5.75%	(i)	6.70%	cash/	2.75%	PIK	09/2032	88,441	87,638	1.9	87,479
EP Wealth Advisors@#(26)	Senior secured	SF +	3.00%	(i)	6.70%				10/2032	7,000	6,998	0.2	7,014
Equity Methods, LLC&^	One stop	SF +	4.50%	(i)	8.20%				04/2032	48,893	48,680	1.1	48,168
Equity Methods, LLC^(5)	One stop				N/A(6)				04/2032	—	(39)	—	(132)
Equity Methods, LLC^(5)	One stop				N/A(6)				04/2032	—	(48)	—	(165)
Evertec, Inc.@(8)(26)	Senior secured	SF +	2.25%	(h)	5.92%				10/2030	500	498	—	500
Finastra@#(8)(10)(26)	Senior secured	SF +	4.00%	(i)	7.67%				09/2032	8,750	8,669	0.2	8,237
First Eagle Investment Management@#(26)	Senior secured	SF +	3.50%	(i)	7.20%				08/2032	14,042	13,869	0.3	13,867
First Eagle Investment Management@#(5)(26)	Senior secured				N/A(6)				08/2032	—	(21)	—	(30)
Focus Financial Partners, LLC@^#(26)	Senior secured	SF +	2.50%	(h)	6.17%				09/2031	29,508	29,443	0.6	28,621
GTCR Everest Borrower, LLC@(26)	Senior secured	SF +	2.50%	(i)	6.20%				09/2031	3,491	3,507	0.1	3,471
Higginbotham Insurance Agency, Inc.*^	One stop	SF +	4.50%	(h)	8.17%				06/2031	8,271	8,260	0.2	8,232
Higginbotham Insurance Agency, Inc.^(5)	One stop				N/A(6)				06/2031	—	(6)	—	(12)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Higginbotham Insurance Agency, Inc.^(5)	Senior secured				N/A(6)				06/2031	$—	$—	—%	$(8)
Howden Group Holdings Limited @^#(8)(10)(26)	Senior secured	SF +	2.75%	(h)	6.42%				02/2031	20,747	20,726	0.4	20,146
Howden Group Holdings Limited @^(8)(10)(26)	Senior secured	SF +	2.75%	(h)	6.42%				04/2030	5,814	5,785	0.1	5,683
Mariner Wealth Advisors, LLC@(26)	Senior secured	SF +	2.25%	(i)	5.95%				12/2030	2,992	2,983	0.1	2,989
Medlar Bidco Limited^(8)(9)(18)	One stop	SN +	4.50%	(g)	8.23%				05/2032	34,627	34,592	0.8	34,399
Medlar Bidco Limited^(5)(8)(9)(18)	One stop				N/A(6)				05/2032	—	(69)	—	(73)
Medlar Bidco Limited^(8)(9)(18)	One stop	E +	4.50%	(c)	6.52%				05/2032	43,128	41,947	0.9	42,850
Orion Advisor Solutions@^#(26)	Senior secured	SF +	2.75%	(i)	6.42%				09/2030	28,893	28,919	0.6	28,436
OSTTRA Group, Ltd.@#(8)(10)(26)	Senior secured	SF +	3.50%	(i)	7.15%				10/2032	13,859	13,887	0.3	13,747
Wealth Enhancement Group, LLC*	One stop	SF +	4.25%	(i)	7.91%				10/2028	3,761	3,758	0.1	3,745
Wealth Enhancement Group, LLC*	One stop	SF +	4.25%	(i)	7.91%				10/2028	2,712	2,709	0.1	2,701
Wealth Enhancement Group, LLC^(5)	One stop				N/A(6)				10/2028	—	(2)	—	(4)
Wealth Enhancement Group, LLC^	One stop	SF +	4.25%	(i)(j)	7.90%				10/2028	11,417	11,383	0.2	11,344
Wealth Enhancement Group, LLC^(5)	One stop				N/A(6)				10/2028	—	(18)	—	(37)
Wealth Enhancement Group, LLC^	One stop	SF +	4.25%	(i)	7.91%				10/2028	644	643	—	641
Wealth Enhancement Group, LLC^	One stop	SF +	4.25%	(i)	7.91%				10/2028	2,886	2,880	0.1	2,874
Wealth Enhancement Group, LLC^	One stop	SF +	4.25%	(i)	7.91%				10/2028	166	162	—	162
Zebra Buyer LLC@#(26)	Senior secured	SF +	3.00%	(i)	6.75%				11/2030	18,367	18,403	0.4	18,404
										537,751	532,846	11.6	528,088
Electric Utilities
Pioneer AcquisitionCo, LLC@	Senior secured	SF +	3.25%	(i)	6.96%				11/2032	5,000	4,988	0.1	5,030
Resilience Parent, LLC#(26)	Senior secured	SF +	2.50%	(j)	6.13%				02/2033	2,000	1,995	0.1	1,992
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(i)	7.41%	cash/	3.75%	PIK	01/2030	5,951	5,890	0.1	5,951
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(i)	7.41%	cash/	3.75%	PIK	01/2030	655	652	—	655
										13,606	13,525	0.3	13,628
Electrical Equipment
Wildcat TopCo, Inc.*^	One stop	SF +	4.50%	(i)	8.20%				11/2031	20,980	20,801	0.5	20,798
Wildcat TopCo, Inc.^(5)	One stop				N/A(6)				11/2031	—	(36)	—	(39)
Wildcat TopCo, Inc.^(5)	One stop				N/A(6)				11/2031	—	(18)	—	(39)
										20,980	20,747	0.5	20,720
Food & Staples Retailing
Eagle Parent Corp.@^#(26)	Senior secured	SF +	4.25%	(i)	7.95%				04/2029	13,694	13,634	0.3	13,739
GMF Parent, Inc.^	One stop	SF +	4.50%	(i)	8.19%				12/2032	33	28	—	33
GMF Parent, Inc.^	One stop	SF +	4.50%	(i)	8.19%				12/2032	5,798	5,771	0.1	5,798
GMF Parent, Inc.^(5)	One stop				N/A(6)				12/2032	—	(7)	—	—
GMF Parent, Inc.^(5)	One stop				N/A(6)				12/2032	—	(8)	—	—
Inspire International, Inc.@^(8)(26)	Senior secured	SF +	2.50%	(h)	6.18%				12/2030	2,924	2,927	0.1	2,920
										22,449	22,345	0.5	22,490
Food Products
Aspire Bakeries Holdings, LLC@	Senior secured	SF +	3.00%	(h)	6.67%				12/2030	2,552	2,554	0.1	2,558
Blast Bidco Inc.&	One stop	SF +	6.00%	(i)	9.70%				10/2030	14,978	14,831	0.3	14,978
Blast Bidco Inc.^(5)	One stop				N/A(6)				10/2029	—	(16)	—	—
Eagle Family Foods Group, LLC*	One stop	SF +	4.75%	(j)	8.54%				08/2030	9,805	9,728	0.2	9,805
Eagle Family Foods Group, LLC^(5)	One stop				N/A(6)				08/2030	—	(9)	—	—
Louisiana Fish Fry Products, Ltd.&	One stop	SF +	6.25%	(i)	10.10%				07/2027	8,668	8,496	0.2	8,668
Merlin Buyer, Inc.@(26)	Senior secured	SF +	4.00%	(h)	7.67%				12/2028	2,487	2,482	0.1	2,493
MIC GLEN LLC@^#(26)	Senior secured	SF +	3.25%	(h)	6.92%				07/2028	24,827	24,871	0.5	24,925
PFI Lower MidCo, LLC@#(26)	Senior secured	SF +	4.00%	(h)	7.67%				12/2032	7,981	7,904	0.2	8,020
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	A +	4.25%	(e)	8.55%				09/2032	9,032	8,482	0.2	8,987
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	E +	4.25%	(c)	6.38%				09/2032	8,371	8,384	0.2	8,287
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	SN +	4.25%	(g)	7.98%				09/2032	38,653	38,922	0.8	38,459
Zullas, L.C.^(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zullas, L.C.&	One stop	SF +	4.75%	(i)	8.42%				06/2031	$2,970	$2,957	0.1%	$2,970
Zullas, L.C.^	One stop	SF +	4.75%	(i)	8.42%				06/2031	487	474	—	487
										130,811	130,056	2.9	130,637
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(h)(i)	8.44%				09/2032	2,022	2,000	—	1,977
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(i)	8.45%				09/2032	32,709	32,557	0.7	32,400
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(h)(i)	8.44%				09/2032	4,936	4,895	0.1	4,852
Blades Buyer, Inc.^(5)	Senior secured				N/A(6)				03/2028	—	(2)	—	(5)
Blades Buyer, Inc.^	Senior secured	SF +	4.75%	(h)	8.42%				03/2028	5,098	5,070	0.1	5,036
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(h)	8.67%				08/2029	8,274	8,203	0.2	8,236
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	7,674	7,634	0.2	7,638
Blue River Pet Care, LLC*	One stop	SF +	5.00%	(h)	8.67%				08/2029	3,667	3,644	0.1	3,650
Blue River Pet Care, LLC&	One stop	SF +	5.00%	(h)	8.67%				08/2029	5,426	5,389	0.1	5,401
Blue River Pet Care, LLC*&	One stop	SF +	5.00%	(h)	8.67%				08/2029	5,514	5,480	0.1	5,488
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	4,751	4,726	0.1	4,729
Blue River Pet Care, LLC&	One stop	SF +	5.00%	(h)	8.67%				08/2029	4,190	4,161	0.1	4,171
Blue River Pet Care, LLC&	One stop	SF +	5.00%	(h)	8.67%				08/2029	12,467	12,420	0.3	12,410
Blue River Pet Care, LLC^(5)	One stop				N/A(6)				08/2029	—	(56)	—	(67)
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	1,377	1,372	—	1,371
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	3,733	3,719	0.1	3,716
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	1,406	1,401	—	1,400
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	3,025	3,014	0.1	3,011
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	5,127	5,108	0.1	5,104
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	1,846	1,839	—	1,837
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	2,179	2,171	0.1	2,169
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2029	4,179	4,163	0.1	4,159
Blue River Pet Care, LLC^	One stop	SF +	5.00%	(i)	8.67%				08/2029	1,336	1,333	—	1,330
CCSL Holdings, LLC*&	One stop	SF +	5.75%	(h)	9.42%				12/2028	11,544	11,433	0.3	11,538
CCSL Holdings, LLC^(9)	One stop	E +	5.75%	(b)	7.64%				12/2028	27,688	25,967	0.6	27,674
CCSL Holdings, LLC^(9)	One stop	E +	5.75%	(b)	7.64%				12/2028	5,424	4,901	0.1	5,421
CCSL Holdings, LLC^	One stop	SF +	5.75%	(h)	9.42%				12/2028	6,788	6,763	0.2	6,785
CCSL Holdings, LLC&	One stop	SF +	5.75%	(h)	9.42%				12/2028	5,402	5,381	0.1	5,399
CCSL Holdings, LLC^	One stop	SF +	5.75%	(h)	9.42%				12/2028	2,667	2,650	0.1	2,665
Centegix Intermediate II, LLC^(25)	One stop	SF +	5.76%	(i)	6.28%	cash/	3.13%	PIK	08/2032	56,637	56,382	1.2	56,353
Centegix Intermediate II, LLC^	One stop	SF +	5.25%	(i)	8.94%				08/2032	1,689	1,649	—	1,645
Centegix Intermediate II, LLC^	One stop	SF +	2.63%	(i)	6.33%				08/2032	8,240	8,203	0.2	8,199
Centegix Intermediate II, LLC^	One stop	SF +	5.50%	(i)	9.20%				08/2032	85	84	—	84
Centegix Intermediate II, LLC^(5)	One stop				N/A(6)				08/2032	—	(2)	—	(2)
CMI Parent Inc.^(5)	One stop				N/A(6)				01/2033	—	(28)	—	(57)
CMI Parent Inc.^	One stop	SF +	4.50%	(i)	8.20%				01/2033	107,633	107,371	2.4	107,104
CMI Parent Inc.^(5)	One stop				N/A(6)				01/2033	—	(85)	—	(171)
Confluent Medical Technologies, Inc.@(26)	Senior secured	SF +	3.00%	(i)	6.70%				02/2029	2,494	2,491	0.1	2,497
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	9.17%				06/2031	40,243	39,946	0.9	40,055
HuFriedy Group Acquisition, LLC^(5)	One stop				N/A(6)				05/2030	—	(31)	—	(21)
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)(j)	9.20%				06/2031	8,810	8,693	0.2	8,769
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)(j)	9.18%				06/2031	2,734	2,692	0.1	2,691
Isto Group, Inc.^(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
Isto Group, Inc.*	One stop	SF +	4.75%	(i)	8.45%				09/2032	5,164	5,140	0.1	5,139
Isto Group, Inc.^(5)	One stop				N/A(6)				09/2032	—	(16)	—	(16)
NSM Top Holdings Corp.@^	Senior secured	SF +	4.25%	(i)	8.05%				05/2029	5,755	5,743	0.1	5,782
Precision Medicine Group, LLC@#(26)	Senior secured	SF +	3.50%	(h)	7.17%				08/2032	19,357	19,283	0.4	19,356
Resonetics, LLC@^#(26)	Senior secured	SF +	2.75%	(i)	6.42%				06/2031	22,940	22,966	0.5	22,879
RTI Surgical, Inc.^(5)	One stop				N/A(6)				09/2032	—	(54)	—	(55)
RTI Surgical, Inc.&^	One stop	SF +	4.75%	(i)	8.42%				09/2032	58,230	57,960	1.3	57,955
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TIDI Legacy Products, Inc.*	One stop	SF +	4.50%	(h)	8.17%	12/2029	$1,625	$1,625	—%	$1,613
TIDI Legacy Products, Inc.^(5)	One stop				N/A(6)	12/2029	—	—	—	(4)
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(h)	8.17%	12/2029	435	431	—	432
YI, LLC*	One stop	SF +	5.75%	(h)	9.43%	12/2029	6,066	5,992	0.1	5,981
YI, LLC^(5)	One stop				N/A(6)	12/2029	—	(14)	—	(16)
ZimVie, Inc.^	One stop	SF +	4.75%	(i)	8.45%	10/2032	5,696	5,613	0.1	5,612
ZimVie, Inc.^	One stop	SF +	4.75%	(i)	8.45%	10/2032	106,533	106,034	2.3	106,029
ZimVie, Inc.^(5)	One stop				N/A(6)	10/2032	—	(83)	—	(84)
							640,815	635,320	14.0	637,243
Healthcare Providers & Services
Active Day, Inc.*	One stop	SF +	5.00%	(h)	8.67%	05/2027	5,398	5,377	0.1	5,384
Active Day, Inc.^(5)	One stop				N/A(6)	05/2027	—	(10)	—	(7)
Active Day, Inc.^	One stop	SF +	5.00%	(h)	8.67%	05/2027	1,846	1,838	—	1,841
Acuity Eyecare Holdings, LLC^	One stop	SF +	5.75%	(i)	9.60%	03/2027	1,886	1,746	—	1,834
Agiliti Health, Inc.@^(26)	Senior secured	SF +	3.00%	(a)(j)	6.57%	05/2030	9,819	9,748	0.2	9,569
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC^	One stop	SF +	6.00%	(h)	9.66%	05/2028	500	498	—	498
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*&	One stop	SF +	6.00%	(i)	9.77%	03/2027	11,518	11,502	0.3	11,468
Bamboo US Bidco LLC*	One stop	SF +	5.00%	(i)	8.67%	09/2030	7,967	7,820	0.2	7,923
Bamboo US Bidco LLC^(9)	One stop	E +	5.00%	(c)	7.03%	09/2030	5,728	5,135	0.1	5,699
Bamboo US Bidco LLC^	One stop	SF +	5.00%	(i)	8.67%	09/2030	1,219	1,215	—	1,212
Bamboo US Bidco LLC^	One stop	SF +	5.00%	(i)	8.67%	09/2030	1,296	1,291	—	1,289
Bamboo US Bidco LLC^	One stop	SF +	5.00%	(h)(i)	8.67%	09/2030	1,303	1,303	—	1,296
Bamboo US Bidco LLC^(5)	One stop				N/A(6)	10/2029	—	(31)	—	(9)
Benefit Plan Administrators of Eau Claire, LLC*&^	One stop	SF +	4.75%	(i)	8.42%	11/2030	58,480	58,183	1.3	58,165
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(i)	8.42%	11/2030	13,077	13,014	0.3	13,006
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop				N/A(6)	11/2030	—	(11)	—	(12)
Benefit Plan Administrators of Eau Claire, LLC^(5)	One stop				N/A(6)	11/2030	—	(35)	—	(40)
BHG Holdings, LLC*&^	One stop	SF +	5.50%	(h)	9.17%	04/2032	102,720	101,941	2.3	101,904
BHG Holdings, LLC^(5)	One stop				N/A(6)	04/2032	—	(98)	—	(103)
BHG Holdings, LLC^(5)	One stop				N/A(6)	04/2032	—	(223)	—	(234)
Cotiviti@^(26)	Senior secured	SF +	2.75%	(h)	6.42%	05/2031	12,263	12,270	0.3	11,329
Cotiviti#(26)	Senior secured	SF +	2.75%	(h)	6.42%	03/2032	7,940	7,908	0.2	7,329
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.00%	(j)	8.73%	04/2031	23,296	22,958	0.5	22,830
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%	04/2031	14,268	13,356	0.3	13,982
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(8)(10)	One stop				N/A(6)	04/2031	—	(38)	—	(105)
Datix Bidco Limited and RL Datix Holdings, Inc.^(5)(8)(10)	One stop				N/A(6)	10/2030	—	(57)	—	(92)
Electron BidCo, Inc. @(26)	Senior secured	SF +	2.50%	(h)	6.17%	02/2033	4,000	4,009	0.1	4,000
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^(8)(9)(11)	One stop	CA +	5.00%	(k)	7.30%	09/2029	11,501	11,359	0.3	11,444
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^(8)(9)(11)	One stop	CA +	5.00%	(k)	7.30%	09/2029	4,233	4,162	0.1	4,191
Hanger, Inc.@^#(26)	Senior secured	SF +	3.50%	(h)	7.17%	10/2031	14,028	14,048	0.3	14,081
Hanger, Inc.@^#(26)	Senior secured	SF +	3.50%	(h)	7.17%	10/2031	1,134	1,137	—	1,141
HP TLE Buyer, Inc.&	One stop	SF +	4.75%	(i)	8.45%	07/2032	16,393	16,320	0.4	16,393
HP TLE Buyer, Inc.^(5)	One stop				N/A(6)	07/2032	—	(16)	—	—
LOV Acquisition LLC*&^	Senior secured	SF +	4.25%	(h)	7.92%	11/2031	23,974	23,868	0.5	23,736
LOV Acquisition LLC^(5)	Senior secured				N/A(6)	11/2031	—	(11)	—	(28)
Mamba Purchaser, Inc.@^#(26)	Senior secured	SF +	2.75%	(h)	6.42%	10/2031	24,477	24,422	0.6	24,528
New Look Corporation and New Look Vision Group Inc. ^(8)(9)(11)	One stop	CA +	5.25%	(l)	7.56%	05/2028	10,784	11,076	0.2	10,784
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pathway Vet Alliance, LLC@#(26)	Senior secured	SF +	5.00%	(i)	8.67%				06/2028	$5,000	$5,040	0.1%	$4,960
Pharmerica@(26)	Senior secured	SF +	2.50%	(h)	6.17%				02/2031	2,992	2,978	0.1	2,997
Pinnacle Treatment Centers, Inc.*&	One stop	SF +	5.75%	(i)	9.42%				01/2027	19,358	19,344	0.4	18,971
Pinnacle Treatment Centers, Inc.^	One stop	SF +	5.75%	(i)	9.42%				01/2027	17,064	17,064	0.4	16,723
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(i)	9.42%				01/2027	8,344	8,319	0.2	8,177
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(i)	9.42%				01/2027	1,739	1,737	—	1,704
Pinnacle Treatment Centers, Inc.^	One stop	P +	4.50%	(a)(h)	10.60%				01/2027	2,556	2,556	0.1	2,475
Pinnacle Treatment Centers, Inc.&	One stop	SF +	5.75%	(i)	9.42%				01/2027	1,079	1,078	—	1,057
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(i)	9.42%				01/2027	816	815	—	800
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(i)	9.42%				08/2029	4,913	4,858	0.1	4,814
PPV Intermediate Holdings, LLC^	One stop	SF +	5.25%	(i)	8.92%				08/2029	4,450	4,394	0.1	4,308
Premise Health Holding Corp.*^	One stop	SF +	4.75%	(i)	8.45%				11/2032	29,164	28,787	0.6	28,884
Premise Health Holding Corp.^(5)	One stop				N/A(6)				11/2031	—	(47)	—	(38)
Premise Health Holding Corp.^	One stop	SF +	4.75%	(i)	8.45%				11/2032	6,224	6,165	0.1	6,164
Premise Health Holding Corp.^	One stop	SF +	4.75%	(i)	8.45%				11/2032	1,576	1,556	—	1,551
Premise Health Holding Corp.^	One stop	SF +	4.75%	(i)	8.45%				11/2032	8,891	8,803	0.2	8,806
Signature MD, Inc.^(5)	One stop				N/A(6)				02/2032	—	(4)	—	(4)
Signature MD, Inc.^	One stop	SF +	4.50%	(h)	8.17%				02/2032	6,228	6,197	0.1	6,197
Signature MD, Inc.^(5)	One stop				N/A(6)				02/2032	—	(16)	—	(16)
Southern Veterinary Partners, LLC@^#(26)	Senior secured	SF +	2.50%	(h)	6.18%				12/2031	18,375	18,407	0.4	18,240
										529,817	525,005	11.5	522,996
Healthcare Technology
Amberfield Acquisition Co.*	One stop	SF +	5.50%	(i)	9.20%				05/2030	2,180	2,165	—	2,173
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.20%				05/2030	54	52	—	53
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.20%				05/2030	69	69	—	69
Athenahealth, Inc.@^(8)(26)	Senior secured	SF +	2.75%	(h)	6.42%				02/2029	12,669	12,605	0.3	12,455
ESO Solution, Inc.^	One stop	SF +	6.75%	(i)	10.43%				05/2027	5,250	5,233	0.1	5,198
FINThrive Software Intermediate Holdings, Inc.@#(26)	Senior secured	SF +	5.25%	(i)	8.94%				12/2028	1,985	1,976	—	1,642
GHX Ultimate Parent Corporation*^(25)	One stop	SF +	5.00%	(i)	6.20%	cash/	2.50%	PIK	02/2033	75,755	74,952	1.6	74,998
GHX Ultimate Parent Corporation^(5)	One stop				N/A(6)				02/2033	—	(141)	—	(341)
GHX Ultimate Parent Corporation^(25)	One stop	SF +	5.00%	(i)	6.20%	cash/	2.50%	PIK	02/2033	63,610	63,455	1.4	62,974
Healthmark Holdings, L.P.^(5)	One stop				N/A(6)				07/2032	—	(13)	—	(24)
Healthmark Holdings, L.P.^(5)	One stop				N/A(6)				07/2032	—	(17)	—	(30)
Healthmark Holdings, L.P.*^	One stop	SF +	4.50%	(i)	8.17%				07/2032	24,214	24,104	0.5	24,018
Imprivata, Inc.@^#(26)	Senior secured	SF +	3.00%	(i)	6.70%				12/2027	25,479	25,487	0.6	25,306
Kona Buyer, LLC*^	One stop	SF +	4.50%	(i)	8.17%				07/2031	13,025	12,926	0.3	12,829
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.17%				07/2031	764	764	—	753
Kona Buyer, LLC^(5)	One stop				N/A(6)				07/2031	—	(14)	—	(29)
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.17%				07/2031	215	214	—	212
Kona Buyer, LLC^(5)	One stop				N/A(6)				07/2031	—	(9)	—	(58)
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.16%				07/2031	2,557	2,545	0.1	2,519
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.16%				07/2031	2,834	2,820	0.1	2,791
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	6.25%	(g)	9.98%				02/2031	12,821	12,104	0.3	12,821
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	6.25%	(g)	9.98%				02/2031	17,095	17,020	0.4	17,095
Lacker Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(31)	—	—
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				02/2031	578	591	—	282
Mediware Information Systems, Inc.@^#(26)	Senior secured	SF +	2.75%	(h)	6.53%				03/2028	13,033	13,029	0.3	12,990
Milano Acquisition Corp.@#(26)	Senior secured	SF +	4.00%	(i)	7.80%				10/2027	4,872	4,833	0.1	4,741
Modernizing Medicine, Inc.*^(25)	One stop	SF +	4.75%	(i)	6.20%	cash/	2.25%	PIK	04/2032	128,746	127,654	2.8	127,459
Modernizing Medicine, Inc.^(5)	One stop				N/A(6)				04/2032	—	(102)	—	(118)
Neptune Holdings, Inc.&	One stop	SF +	4.50%	(i)	8.20%				09/2030	5,519	5,444	0.1	5,436
Neptune Holdings, Inc.^(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Netsmart Technologies, Inc.&^(25)	One stop	SF +	5.20%	(h)	6.17%	cash/	2.70%	PIK	08/2031	100,859	100,394	2.2	98,338
Netsmart Technologies, Inc.^(5)	One stop				N/A(6)				08/2031	—	(60)	—	(194)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netsmart Technologies, Inc.^(5)	One stop				N/A(6)				08/2031	$—	$(29)	—%	$(324)
Netsmart Technologies, Inc.^(25)	One stop	SF +	5.20%	(h)	6.17%	cash/	2.70%	PIK	08/2031	46,678	46,570	1.0	45,511
PointClickCare Technologies, Inc.^(8)(11)(26)	Senior secured	SF +	2.75%	(h)	6.42%				11/2031	4,692	4,692	0.1	4,673
QF Holdings, Inc.^(5)	One stop				N/A(6)				12/2032	—	(26)	—	(220)
QF Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.20%				12/2032	84,835	84,631	1.8	83,138
QF Holdings, Inc.^(5)	One stop				N/A(6)				12/2032	—	(44)	—	(366)
Signant Finance One Limited^(5)(8)(10)	One stop				N/A(6)				10/2031	—	(32)	—	(31)
Signant Finance One Limited^(8)(10)(25)	One stop	SF +	4.75%	(i)	8.45%				10/2031	35,069	34,742	0.8	34,742
Signant Finance One Limited^(5)(8)(10)	One stop				N/A(6)				10/2031	—	(38)	—	(75)
Stratose Intermediate Holdings II, LLC@^#(26)	Senior secured	SF +	3.25%	(h)	6.92%				11/2031	9,895	9,895	0.2	9,599
Symplr Software, Inc.@#(26)	Senior secured	SF +	4.50%	(i)	8.27%				12/2027	2,697	2,508	—	1,915
										698,049	692,918	15.1	684,919
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(i)	8.70%				08/2027	9,698	9,674	0.2	9,698
BJH Holdings III Corp.&	One stop	SF +	5.00%	(i)	8.70%				08/2027	5,274	5,236	0.1	5,274
CB Sports Holdings Bidco, LLC^	One stop	SF +	4.50%	(i)	8.18%				12/2032	442	438	—	442
CB Sports Holdings Bidco, LLC^	One stop	SF +	4.50%	(i)	8.19%				12/2032	3,691	3,678	0.1	3,691
CB Sports Holdings Bidco, LLC^(5)	One stop				N/A(6)				12/2032	—	(10)	—	—
CB Sports Holdings Bidco, LLC^	One stop				N/A(6)				12/2032	—	—	—	—
CR Fitness Holdings, LLC^	Senior secured	SF +	4.25%	(i)	7.95%				10/2031	1,155	1,129	—	1,097
CR Fitness Holdings, LLC^	Senior secured	SF +	4.25%	(i)	7.95%				10/2032	103,970	103,727	2.3	103,450
CR Fitness Holdings, LLC^(5)	Senior secured				N/A(6)				10/2032	—	(54)	—	(116)
Crumbl Enterprises, LLC&^	One stop	SF +	4.50%	(i)	8.20%				05/2032	114,910	114,410	2.5	114,336
Crumbl Enterprises, LLC^(5)	One stop				N/A(6)				05/2032	—	(40)	—	(46)
Excel Fitness Consolidator, LLC^(5)	Senior secured				N/A(6)				04/2030	—	(7)	—	(8)
Excel Fitness Consolidator, LLC*^	Senior secured	SF +	4.75%	(i)	8.45%				04/2030	5,258	5,193	0.1	5,232
Fertitta Entertainment, LLC@^#(26)	Senior secured	SF +	3.25%	(h)	6.92%				01/2029	20,680	20,588	0.5	20,319
Olo Parent, Inc.^(5)	One stop				N/A(6)				09/2032	—	(19)	—	(209)
Olo Parent, Inc.&^	One stop	SF +	4.50%	(i)	8.17%				09/2032	91,032	90,822	2.0	88,757
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(i)	8.22%				09/2032	1,688	1,650	—	1,646
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(i)	8.22%				09/2032	83,996	83,611	1.8	83,576
PB Group Holdings, LLC&^(25)	One stop	SF +	5.50%	(h)	6.42%	cash/	2.75%	PIK	08/2030	33,571	33,452	0.7	33,403
PB Group Holdings, LLC^	One stop	SF +	5.00%	(h)	8.67%				08/2030	2,530	2,516	0.1	2,511
QSR Acquisition Co.&	One stop	SF +	4.25%	(h)	7.92%				06/2032	15,178	15,127	0.3	14,722
QSR Acquisition Co.^(5)	One stop				N/A(6)				06/2032	—	(5)	—	(41)
QSR Acquisition Co.^(5)	One stop				N/A(6)				06/2032	—	(11)	—	(102)
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	43,952	42,656	1.0	43,952
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				03/2032	2,093	2,087	0.1	2,093
Rooster BidCo Limited^(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(196)	—	—
Saguaro Buyer, LLC&	One stop	SF +	4.50%	(i)	8.20%				07/2032	2,704	2,692	0.1	2,704
Saguaro Buyer, LLC^(5)	One stop				N/A(6)				07/2032	—	(2)	—	—
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(i)	8.20%				07/2032	1,479	1,472	—	1,479
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(i)	8.20%				07/2032	677	668	—	677
Scientific Games Holdings LP@^#(26)	Senior secured	SF +	3.00%	(i)	6.65%				04/2029	16,508	16,453	0.4	16,285
SDC Holdco, LLC*&^	One stop	SF +	4.38%	(h)	8.05%				07/2032	52,511	52,273	1.2	52,248
SDC Holdco, LLC^(5)	One stop				N/A(6)				07/2032	—	(28)	—	(31)
SDC Holdco, LLC^	One stop	SF +	4.38%	(h)	8.05%				07/2032	8,905	8,861	0.2	8,860
SSRG Holdings, LLC*&	One stop	SF +	4.75%	(i)	8.45%				11/2029	22,500	22,371	0.5	22,500
SSRG Holdings, LLC&	One stop	SF +	4.75%	(i)	8.45%				11/2029	10,060	9,988	0.2	10,060
SSRG Holdings, LLC^	One stop	SF +	4.75%	(i)	8.45%				11/2029	490	481	—	490
SSRG Holdings, LLC^(5)	One stop				N/A(6)				11/2029	—	(12)	—	—
SSRG Holdings, LLC^	One stop	SF +	4.75%	(i)	8.45%				11/2029	5,931	5,906	0.1	5,931
Tacala LLC@^#(26)	Senior secured	SF +	3.00%	(h)	6.67%				01/2031	15,109	15,144	0.3	15,127
YE Brands Holding, LLC*	One stop	SF +	4.75%	(i)	8.45%				10/2027	6,236	6,208	0.1	6,205
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	8.45%				10/2027	$888	$883	—%	$883
YE Brands Holding, LLC^	One stop				N/A(6)				10/2027	—	—	—	—
										683,116	679,010	14.9	677,095
Household Durables
Groundworks, LLC@^#(26)	Senior secured	SF +	3.00%	(i)	6.67%				03/2031	12,903	12,929	0.3	12,884
TLB Holdings I, LLC^	One stop	SF +	4.75%	(h)	8.42%				10/2031	106	98	—	106
TLB Holdings I, LLC&^	One stop	SF +	4.75%	(i)	8.42%				10/2031	5,844	5,816	0.1	5,844
TLB Holdings I, LLC^(5)	One stop				N/A(6)				10/2031	—	(10)	—	—
										18,853	18,833	0.4	18,834
Household Products
WU Holdco, Inc.*^	One stop	SF +	4.75%	(i)	8.45%				04/2032	21,466	21,372	0.5	21,369
WU Holdco, Inc.^	One stop	SF +	4.75%	(i)	8.45%				04/2032	350	343	—	343
WU Holdco, Inc.^(5)	One stop				N/A(6)				04/2032	—	(11)	—	(24)
										21,816	21,704	0.5	21,688
Industrial Conglomerates
Anova Buyer, Inc.^	One stop	SF +	4.75%	(j)	8.49%				01/2033	6,019	5,990	0.1	5,990
Anova Buyer, Inc.^	One stop	SF +	4.75%	(i)	8.45%				01/2033	60	45	—	45
Anova Buyer, Inc.^(5)	One stop				N/A(6)				01/2033	—	(6)	—	(6)
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(i)	8.55%				04/2028	6,637	6,621	0.1	6,238
Arch Global CCT Holdings Corp.*	Senior secured	SF +	4.75%	(i)	8.55%				04/2028	4,343	4,333	0.1	4,083
CPM Holdings, Inc.@^#(26)	Senior secured	SF +	4.50%	(h)	8.17%				09/2028	6,948	6,913	0.2	6,961
EAB Global, Inc. @#(26)	Senior secured	SF +	3.00%	(i)	6.70%				08/2030	13,428	13,418	0.3	12,002
Essential Services Holdings Corporation*^(25)	One stop	SF +	5.50%	(i)	6.42%	cash/	2.75%	PIK	06/2031	40,923	40,619	0.9	40,592
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(a)(i)	8.66%				06/2030	2,006	1,971	—	1,967
Essential Services Holdings Corporation^(5)	One stop				N/A(6)				06/2031	—	(30)	—	(65)
Excelitas Technologies Corp.^(9)	One stop	E +	5.25%	(b)	7.14%				08/2029	15,693	14,744	0.4	15,496
Excelitas Technologies Corp.^(5)	One stop				N/A(6)				08/2029	—	(12)	—	(32)
Madison IAQ LLC@^(8)(26)	Senior secured	SF +	2.50%	(j)	6.13%				06/2028	4,854	4,856	0.1	4,859
										100,911	99,462	2.2	98,130
Insurance
Acrisure, LLC^#(26)	Senior secured	SF +	3.00%	(h)	6.67%				11/2030	25,043	24,980	0.5	24,311
Acrisure, LLC@(26)	Senior secured	SF +	3.25%	(h)	6.92%				06/2032	4,962	4,968	0.1	4,817
Alera Group, Inc.@#(26)	Senior secured	SF +	2.75%	(h)	6.42%				05/2032	14,925	14,993	0.3	14,507
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.05%				07/2027	7,640	7,615	0.2	7,639
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.05%				07/2027	3,470	3,458	0.1	3,469
AMBA Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.05%				07/2027	3,063	3,052	0.1	3,062
Bellwether Buyer, LLC^	One stop	SF +	4.50%	(h)	8.18%				04/2032	2,587	2,545	0.1	2,543
Bellwether Buyer, LLC&^	One stop	SF +	4.50%	(h)	8.17%				04/2032	47,769	47,562	1.1	47,554
Bellwether Buyer, LLC^(5)	One stop				N/A(6)				04/2032	—	(54)	—	(112)
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.17%				03/2028	7,826	7,750	0.2	7,784
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.17%				03/2028	5,262	5,262	0.1	5,234
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.17%				03/2028	6,477	6,402	0.1	6,442
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.17%				03/2028	1,349	1,344	—	1,342
Captive Resources Midco, LLC*&	One stop	SF +	4.50%	(h)	8.17%				07/2029	16,788	16,788	0.4	16,788
Captive Resources Midco, LLC^	One stop				N/A(6)				07/2028	—	—	—	—
CRC Insurance Group, LLC@^#(8)(26)	Senior secured	SF +	2.75%	(i)	6.45%				05/2031	14,274	14,275	0.3	14,110
Disco Parent@#(26)	Senior secured	SF +	3.00%	(i)	6.67%				07/2032	15,212	15,260	0.3	14,965
Doxa Insurance Holdings LLC*^	One stop	SF +	4.50%	(i)	8.20%				12/2030	12,582	12,390	0.3	12,490
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(i)	8.20%				12/2030	11,967	11,870	0.3	11,879
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(i)	8.20%				12/2029	780	766	—	764
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(i)	8.19%				12/2030	22,697	22,574	0.5	22,431
Galway Borrower LLC*^	One stop	SF +	4.50%	(i)	8.20%				09/2028	22,204	22,051	0.5	22,092
Galway Borrower LLC^	One stop	SF +	4.50%	(i)	8.20%				09/2028	666	657	—	642
Galway Borrower LLC^	One stop	SF +	4.50%	(i)	8.20%				09/2028	632	629	—	629
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Galway Borrower LLC^(5)	One stop				N/A(6)				09/2028	$—	$(13)	—%	$(23)
Galway Borrower LLC^	One stop	SF +	4.50%	(i)	8.20%				09/2028	903	899	—	899
Gimlet Bidco GMBH^(8)(9)(16)	One stop	E +	5.75%	(c)	7.78%				04/2031	1,734	1,576	—	1,718
Gimlet Bidco GMBH^(8)(9)(16)	One stop	E +	5.75%	(c)	7.78%				04/2031	706	673	—	700
Gimlet Bidco GMBH^(8)(9)(16)	One stop	E +	5.00%	(c)	7.01%				04/2031	860	850	—	788
Hub International Limited@^(8)(26)	Senior secured	SF +	2.25%	(i)	5.92%				06/2030	6,961	6,974	0.2	6,953
Huskies Parent, Inc.^	One stop	SF +	6.00%	(h)	9.77%				11/2029	9,219	9,138	0.2	8,943
Integrity Marketing Acquisition, LLC*&	One stop	SF +	5.00%	(i)	8.67%				08/2028	27,870	27,705	0.6	27,839
Integrity Marketing Acquisition, LLC^(5)	One stop				N/A(6)				08/2028	—	(2)	—	—
Integrity Marketing Acquisition, LLC^(5)	One stop				N/A(6)				08/2028	—	(3)	—	(3)
J.S. Held Holdings, LLC*&^	One stop	SF +	4.75%	(i)	8.60%				06/2028	20,057	19,879	0.4	19,929
J.S. Held Holdings, LLC^	One stop	SF +	4.75%	(i)	8.60%				06/2028	13,814	13,614	0.3	13,654
J.S. Held Holdings, LLC^	One stop	SF +	4.75%	(i)	8.60%				06/2028	109	108	—	107
Koala Investment Holdings, Inc.&^	One stop	SF +	4.25%	(i)	7.95%				08/2032	70,267	69,945	1.5	69,612
Koala Investment Holdings, Inc.^(5)	One stop				N/A(6)				08/2032	—	(28)	—	(56)
Koala Investment Holdings, Inc.^(5)	One stop				N/A(6)				08/2032	—	(62)	—	(126)
Majesco^(5)	One stop				N/A(6)				01/2033	—	(15)	—	(93)
Majesco^	One stop	SF +	4.50%	(i)	8.20%				01/2033	74,898	74,717	1.6	73,774
MRH Trowe Germany GMBH^(5)(8)(9)(16)	One stop				N/A(6)				11/2031	—	(24)	—	(71)
MRH Trowe Germany GMBH^(8)(9)(16)	One stop	E +	5.00%	(d)	7.16%				05/2032	64,003	61,694	1.4	63,203
MRH Trowe Germany GMBH^(8)(9)(16)	One stop	E +	5.00%	(d)	7.15%				05/2032	11,849	11,953	0.3	11,582
Oakbridge Insurance Agency LLC*^	One stop	SF +	4.75%	(h)	8.42%				11/2029	6,497	6,442	0.1	6,436
Oakbridge Insurance Agency LLC^	One stop	SF +	4.75%	(h)	8.42%				11/2029	3,138	3,111	0.1	3,108
Oakbridge Insurance Agency LLC^	One stop	SF +	4.75%	(h)	8.42%				11/2029	239	230	—	229
Oakbridge Insurance Agency LLC^	One stop	SF +	5.00%	(h)	8.67%				11/2029	5,421	5,378	0.1	5,409
Oakbridge Insurance Agency LLC^(5)	One stop				N/A(6)				11/2029	—	(46)	—	(94)
OneDigital Borrower LLC@^(26)	Senior secured	SF +	3.00%	(h)	6.67%				07/2031	18,283	18,279	0.4	17,723
Pareto Health Intermediate Holdings, Inc.^	One stop				N/A(6)				06/2029	—	—	—	—
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	5.00%	(i)	8.71%				06/2030	461	456	—	456
People Corporation^(5)(8)(9)(11)	One stop				N/A(6)				02/2031	—	(39)	—	28
Trucordia Insurance Holdings, LLC@#	Senior secured	SF +	3.25%	(h)	6.92%				06/2032	9,950	9,980	0.2	9,204
Wasabi Lower Holdco, LLC^(5)	Senior secured				N/A(6)				06/2032	—	(20)	—	(42)
Wasabi Lower Holdco, LLC^	Senior secured	SF +	4.50%	(h)	8.17%				06/2032	6,950	6,868	0.2	6,781
World Insurance Associates, LLC^	One stop	SF +	5.00%	(i)	8.70%				04/2030	19,232	19,171	0.4	19,101
World Insurance Associates, LLC^(5)	One stop				N/A(6)				04/2030	—	(8)	—	(9)
										621,596	616,517	13.5	613,041
IT Services
Acquia, Inc.^	One stop	SF +	5.00%	(i)	8.80%				10/2026	9,956	9,947	0.2	9,907
CivicPlus, LLC^(5)	One stop				N/A(6)				08/2030	—	(5)	—	(22)
CivicPlus, LLC^(5)	One stop				N/A(6)				08/2030	—	(41)	—	(174)
ContractPod Technologies, Ltd.^(8)(10)(25)	One stop	SF +	6.50%	(i)	6.95%	cash/	3.25%	PIK	07/2030	3,484	3,470	0.1	3,414
ContractPod Technologies, Ltd.^(8)(10)(25)	One stop	SF +	6.50%	(i)	6.93%	cash/	3.25%	PIK	07/2030	1,537	1,530	—	1,503
ContractPod Technologies, Ltd.^(5)(8)(10)	One stop				N/A(6)				07/2030	—	(7)	—	(34)
Delinea Inc.*&^	One stop	SF +	4.25%	(i)	7.95%				03/2030	92,379	91,847	2.0	91,918
Delinea Inc.^(5)	One stop				N/A(6)				03/2030	—	(22)	—	(45)
KnowBe4@#(26)	Senior secured	SF +	3.75%	(i)	7.42%				07/2032	13,885	13,861	0.3	12,451
LEIA FINCO US@^#(8)(10)(26)	Senior secured	SF +	3.25%	(i)	6.90%				10/2031	21,822	21,736	0.4	20,952
Netwrix Corporation*&	One stop	SF +	4.50%	(i)	8.17%				06/2029	12,393	12,296	0.3	12,082
Netwrix Corporation^	One stop	SF +	4.50%	(i)	8.17%				06/2029	43	43	—	33
PDQ.com Corporation^(5)	One stop				N/A(6)				10/2032	—	(1)	—	(25)
PDQ.com Corporation^	One stop	SF +	4.50%	(i)	8.20%				10/2032	5,756	5,743	0.1	5,497
PDQ.com Corporation^(5)	One stop				N/A(6)				10/2032	—	(7)	—	(126)
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(i)	6.42%	cash/	3.25%	PIK	04/2031	42,149	41,919	0.9	41,727
ReliaQuest Holdings, LLC^(5)	One stop				N/A(6)				04/2031	—	(20)	—	(35)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ReliaQuest Holdings, LLC^(5)	One stop				N/A(6)				04/2031	$—	$(44)	—%	$(99)
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(i)	6.42%	cash/	3.25%	PIK	04/2031	58,316	58,076	1.3	57,733
Saturn Borrower Inc.*	One stop	SF +	6.00%	(i)	9.70%				11/2028	8,129	7,926	0.2	7,966
Saturn Borrower Inc.^	One stop	SF +	6.00%	(i)	9.70%				11/2028	234	224	—	216
UKG Inc.@^(26)	Senior secured	SF +	2.50%	(i)	6.17%				02/2031	25,248	25,172	0.5	24,161
VS Buyer, LLC@^(26)	Senior secured	SF +	2.25%	(i)	5.92%				04/2031	11,880	11,887	0.3	11,633
WPEngine, Inc.^	One stop	SF +	5.75%	(i)	9.44%				08/2029	953	942	—	938
WPEngine, Inc.^(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
										308,164	306,472	6.6	301,570
Leisure Products
Cast & Crew Payroll, LLC^(7)(26)	Senior secured	SF +	3.75%	(h)	7.42%				12/2028	2,413	2,419	—	969
Crunch Holdings, LLC*&	One stop	SF +	4.50%	(h)	8.17%				09/2031	17,559	17,521	0.4	17,559
Crunch Holdings, LLC^(5)	One stop				N/A(6)				09/2031	—	(5)	—	—
EP Purchaser, LLC^(26)	Senior secured	SF +	3.50%	(i)	7.28%				11/2028	4,876	4,859	0.1	3,097
Movement Holdings, LLC*&(8)(10)	One stop	SF +	5.50%	(j)	9.24%				03/2030	21,913	21,765	0.5	21,913
Movement Holdings, LLC^(5)(8)(10)	One stop				N/A(6)				03/2030	—	(25)	—	—
Oak-Eagle AcquireCo#(26)	Senior secured	SF +	3.50%	(i)	7.18%				03/2033	3,000	2,955	—	2,985
										49,761	49,489	1.0	46,523
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	8.70%				11/2029	84,814	84,418	1.9	84,738
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(h)	8.17%				09/2032	33,709	33,631	0.7	32,698
Diamondback Acquisition, Inc.^(5)	One stop				N/A(6)				09/2032	—	(16)	—	(207)
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(h)(i)	8.17%				09/2032	1,013	1,002	—	875
PAS Parent Inc.*&^	One stop	SF +	4.50%	(h)	8.17%				08/2032	22,078	21,691	0.5	22,140
PAS Parent Inc.^(5)	One stop				N/A(6)				08/2031	—	(14)	—	—
PAS Parent Inc.^(5)	One stop				N/A(6)				08/2032	—	(19)	—	51
										141,614	140,693	3.1	140,295
Machinery
AAL Delaware@(8)(26)	Senior secured	SF +	2.75%	(h)	6.42%				07/2031	2,980	2,993	0.1	2,981
AI Titan Parent, Inc.*^	One stop	SF +	4.50%	(h)	8.17%				08/2031	9,302	9,230	0.2	8,884
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(h)	8.17%				08/2031	419	411	—	335
AI Titan Parent, Inc.^(5)	One stop				N/A(6)				08/2031	—	(9)	—	(52)
Blackbird Purchaser, Inc.*&^	One stop	SF +	5.75%	(i)	9.45%				12/2030	19,956	19,834	0.5	19,806
Blackbird Purchaser, Inc.^(5)	One stop				N/A(6)				12/2030	—	(10)	—	(11)
Blackbird Purchaser, Inc.^	One stop	SF +	5.75%	(h)(i)	9.44%				12/2029	1,448	1,432	—	1,432
Filtration Group Corp.^#(26)	Senior secured	SF +	2.50%	(h)	6.17%				10/2028	16,726	16,757	0.4	16,752
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(l)	6.56%				06/2032	884	895	—	880
Thermogenics, Inc.^(5)(8)(11)	One stop				N/A(6)				06/2032	—	(3)	—	(3)
Thermogenics, Inc.&(8)(11)	One stop	SF +	4.25%	(i)	7.95%				06/2032	1,148	1,143	—	1,143
Thermogenics, Inc.^(5)(8)(11)	One stop				N/A(6)				06/2032	—	(10)	—	(11)
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(l)	6.56%				06/2032	91	92	—	90
Thermogenics, Inc.^(8)(11)	One stop	SF +	4.25%	(i)	7.95%				06/2032	675	672	—	671
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(l)	6.56%				06/2032	467	471	—	465
Wireco Worldgroup Inc.@^(26)	Senior secured	SF +	3.75%	(i)	7.42%				11/2028	9,168	9,165	0.2	9,160
										63,264	63,063	1.4	62,522
Media
Ascend Learning, LLC@^#(26)	Senior secured	SF +	3.00%	(h)	6.67%				12/2028	22,376	22,335	0.5	21,895
Lotus Topco, Inc.*	One stop	SF +	4.75%	(i)	8.45%				06/2030	1,676	1,667	—	1,676
Lotus Topco, Inc.^(5)	One stop				N/A(6)				06/2030	—	(2)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(i)	8.45%				06/2030	635	631	—	635
Lotus Topco, Inc.&	One stop	SF +	4.75%	(i)	8.45%				06/2030	10,161	10,096	0.2	10,161
Shout! Factory, LLC*^	One stop	SF +	5.25%	(i)	8.95%				06/2031	17,559	17,443	0.4	17,322
Shout! Factory, LLC^	One stop	SF +	5.25%	(i)	8.92%				06/2031	789	776	—	761
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Triple Lift, Inc.*	One stop	SF +	5.75%	(i)	9.59%				05/2028	$8,636	$8,487	0.2%	$7,966
Triple Lift, Inc.*	One stop	SF +	5.75%	(i)	9.59%				05/2028	2,533	2,490	0.1	2,337
										64,365	63,923	1.4	62,753
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.^	One stop	SF +	4.50%	(h)	8.17%				12/2032	7,565	7,538	0.2	7,489
Edition Holdings, Inc.^(5)	One stop				N/A(6)				12/2032	—	(2)	—	(7)
Edition Holdings, Inc.^(5)	One stop				N/A(6)				12/2032	—	(3)	—	(16)
										7,565	7,533	0.2	7,466
Paper & Forest Products
Ranpak Corporation@^(8)	Senior secured	SF +	4.50%	(h)	8.17%				12/2031	3,622	3,619	0.1	3,614
Ranpak Corporation@^(8)	Senior secured	SF +	4.50%	(h)	8.17%				12/2031	2,318	2,316	—	2,313
										5,940	5,935	0.1	5,927
Personal Products
Knowlton Development Corporation, Inc.@^#(8)(11)(26)	Senior secured	SF +	3.50%	(h)	7.17%				08/2028	19,025	19,067	0.4	18,889

Pharmaceuticals
ACP Ulysses Buyer, Inc.^	One stop	SF +	4.75%	(i)	8.45%				02/2030	5,955	5,732	0.1	5,899
Caerus Midco 3 S.A.R.L.*(8)(13)	One stop	SF +	5.00%	(i)	8.70%				05/2029	19,397	19,084	0.4	19,009
Certara Holdco, Inc. and Certara USA, Inc.@^(8)(26)	Senior secured	SF +	2.75%	(h)	6.42%				06/2031	10,880	10,864	0.3	10,921
Creek Parent, Inc.*^	One stop	SF +	5.00%	(h)	8.67%				12/2031	79,197	78,065	1.7	77,970
Creek Parent, Inc.^(5)	One stop				N/A(6)				12/2031	—	(150)	—	(178)
										115,429	113,595	2.5	113,621
Professional Services
Avalara, Inc.@^#(26)	Senior secured	SF +	2.75%	(i)	6.45%				03/2032	20,826	20,814	0.4	20,384
bswift, LLC^	One stop	SF +	4.75%	(i)	8.42%				11/2028	9,529	9,483	0.2	9,291
Citrin Cooperman Advisors LLC@^#(26)	Senior secured	SF +	3.00%	(i)	6.70%				03/2032	16,096	16,082	0.3	15,513
Citrin Cooperman Advisors LLC#(5)	Senior secured				N/A(6)				03/2032	—	(10)	—	(48)
Dawn Bidco, LLC#(26)	Senior secured	SF +	3.00%	(i)	6.66%				02/2033	12,500	12,469	0.3	11,858
Denali Intermediate Holdings, Inc.^(5)	One stop				N/A(6)				08/2032	—	(134)	—	(137)
Denali Intermediate Holdings, Inc.^	One stop	SF +	5.50%	(h)	9.18%				08/2032	146,088	144,752	3.2	144,724
Eclipse Buyer, Inc.*^	One stop	SF +	4.50%	(h)	8.18%				09/2031	12,644	12,545	0.3	12,328
Eclipse Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(48)	—	(40)
Eclipse Buyer, Inc.^(5)	One stop				N/A(6)				09/2031	—	(8)	—	(54)
Eisner Advisory Group LLC@#(26)	Senior secured	SF +	4.00%	(h)	7.67%				02/2031	4,467	4,497	0.1	4,266
Eliassen Group, LLC*	One stop	SF +	5.75%	(i)	9.45%				04/2028	4,781	4,782	0.1	4,633
Geosyntec Consultants, Inc.@#(26)	Senior secured	SF +	3.00%	(h)	6.67%				07/2031	7,832	7,846	0.2	7,827
Grant Thornton Advisors, LLC@#(26)	Senior secured	SF +	2.75%	(h)	6.42%				06/2031	14,678	14,690	0.3	13,740
IG Investments Holdings, LLC*^	One stop	SF +	5.00%	(i)	8.67%				09/2028	23,075	23,049	0.5	22,918
IG Investments Holdings, LLC^(5)	One stop				N/A(6)				09/2028	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(i)	6.17%	cash/	3.50%	PIK	11/2030	15,857	15,665	0.3	13,795
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(i)	6.20%	cash/	3.50%	PIK	11/2030	2,844	2,832	—	2,474
Outcomes Group Holdings, Inc.@^(26)	Senior secured	SF +	3.00%	(i)	6.67%				05/2031	14,850	14,859	0.3	14,871
PGA Holdings, Inc.^#(26)	Senior secured	SF +	3.00%	(h)	6.67%				04/2031	25,645	25,670	0.6	25,636
Teaching Company, The^	Senior secured	SF +	5.50%	(i)	9.14%				02/2031	6,933	6,832	0.2	6,832
Teaching Company, The^(5)	Senior secured				N/A(6)				02/2031	—	(14)	—	(14)
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	6.00%	(i)	6.45%	cash/	3.25%	PIK	08/2031	44,919	44,445	0.9	42,673
Varicent Intermediate Holdings Corporation^(5)(8)(11)	One stop				N/A(6)				08/2031	—	(71)	—	(376)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varicent Intermediate Holdings Corporation^(5)(8)(11)	One stop				N/A(6)				08/2031	$—	$(30)	—%	$(260)
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	6.00%	(i)	6.45%	cash/	3.25%	PIK	08/2031	22,239	22,135	0.5	21,127
Varicent Intermediate Holdings Corporation^(5)(8)(11)	One stop				N/A(6)				08/2031	—	(22)	—	(244)
										405,803	403,109	8.7	393,717
Real Estate Management & Development
RealPage, Inc.@^(26)	Senior secured	SF +	3.00%	(i)	6.96%				04/2028	4,885	4,876	0.1	4,691

Road & Rail
Kenan Advantage Group, Inc.@^#(26)	Senior secured	SF +	3.25%	(h)	6.92%				01/2029	28,635	28,569	0.6	28,342
VRS Buyer, Inc.@#(26)	Senior secured	SF +	3.50%	(h)	7.17%				10/2032	11,792	11,823	0.3	11,800
VRS Buyer, Inc.@#	Senior secured				N/A(6)				10/2032	—	3	—	1
										40,427	40,395	0.9	40,143
Software
Anaplan, Inc.*	One stop	SF +	4.50%	(i)	8.17%				06/2029	9,875	9,822	0.2	9,579
Appfire Technologies, LLC*	One stop	SF +	4.75%	(i)	8.45%				03/2028	10,021	9,952	0.2	9,721
Appfire Technologies, LLC^(5)	One stop	SF +	4.75%	(i)	8.45%				03/2028	225	165	—	(450)
Apttus Corporation^#	Senior secured	SF +	3.50%	(i)	7.17%				05/2028	16,327	16,322	0.3	14,027
AQA Acquisition Holding, Inc. @^#(26)	Senior secured	SF +	4.00%	(i)	7.67%				03/2028	25,427	25,429	0.4	18,944
Artifact Bidco, Inc.*^	One stop	SF +	4.15%	(i)	7.85%				07/2031	5,024	4,986	0.1	4,999
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2031	—	(5)	—	(6)
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2030	—	(2)	—	(1)
Artifact Bidco, Inc.^(5)	One stop				N/A(6)				05/2030	—	(4)	—	(3)
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(h)	9.67%				03/2031	17,541	17,349	0.4	17,191
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.00%	(h)	9.67%				03/2031	7,718	7,636	0.2	7,564
Azurite Intermediate Holdings, Inc.^(5)	One stop				N/A(6)				03/2031	—	(30)	—	(57)
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.26%	(i)	6.55%	cash/	3.38%	PIK	05/2031	12,242	12,179	0.3	11,936
Baxter Planning Systems, LLC^(5)	One stop				N/A(6)				05/2031	—	(12)	—	(52)
Baxter Planning Systems, LLC^(5)	One stop				N/A(6)				05/2031	—	(13)	—	(61)
BestPass, Inc.*&^	One stop	SF +	5.00%	(h)	8.67%				08/2031	36,051	35,912	0.8	35,331
BestPass, Inc.^(5)	One stop				N/A(6)				08/2031	—	(14)	—	(72)
BestPass, Inc.^	One stop	SF +	5.00%	(h)	8.67%				08/2031	4,788	4,770	0.1	4,692
Bloomerang, LLC^(25)	One stop	SF +	5.50%	(i)	6.20%	cash/	3.00%	PIK	12/2029	5,339	5,314	0.1	5,259
Bloomerang, LLC^(5)(25)	One stop				N/A(6)				12/2029	—	(13)	—	(31)
Bloomerang, LLC^(5)	One stop				N/A(6)				12/2029	—	(14)	—	(34)
Bloomerang, LLC^(25)	One stop	SF +	5.50%	(i)	6.20%	cash/	3.00%	PIK	12/2029	11,393	11,323	0.3	11,222
Blue Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(d)	7.17%				06/2032	12,964	12,654	0.3	12,640
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	22,477	22,703	0.5	22,140
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	789	814	—	724
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(j)	8.68%				06/2032	3,300	3,285	0.1	3,234
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(j)	8.68%				06/2032	6,778	6,778	0.1	6,642
Bottomline Technologies, Inc.*	One stop	SF +	4.50%	(i)	8.20%				05/2029	4,851	4,773	0.1	4,778
Bullhorn, Inc.*	One stop	SF +	5.00%	(h)	8.67%				10/2029	3,959	3,944	0.1	3,860
Bullhorn, Inc.*	One stop	SF +	5.00%	(h)	8.67%				10/2029	3,959	3,945	0.1	3,860
Burning Glass Intermediate Holdings Company, Inc.^(5)	One stop				N/A(6)				06/2028	—	(2)	—	—
Burning Glass Intermediate Holdings Company, Inc.*^	One stop	SF +	4.50%	(i)	8.35%				06/2028	12,925	12,896	0.3	12,925
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	4,739	4,501	0.1	4,597
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	928	879	—	868
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%	(f)	10.28%				08/2030	306	284	—	297
Camelia Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(15)	—	(81)
Capstone Borrower@^#(8)(26)	Senior secured	SF +	2.75%	(i)	6.45%				06/2030	16,414	16,432	0.3	15,647
Cloud Software Group@#(8)(26)	Senior secured	SF +	3.25%	(i)	6.95%				08/2032	14,020	14,043	0.3	12,869
Cloud Software Group#(8)(26)	Senior secured	SF +	3.25%	(i)	6.95%				03/2031	3,980	3,989	0.1	3,658
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ConnectWise, LLC@^(26)	Senior secured	SF +	3.50%	(i)	7.46%				10/2028	$28,394	$28,351	0.6%	$26,288
Cornerstone OnDemand, Inc.@^(26)	Senior secured	SF +	3.75%	(h)	7.53%				10/2028	9,363	9,234	0.2	6,873
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(i)	10.42%				11/2030	28,617	28,336	0.6	27,901
Crewline Buyer, Inc.^(5)	One stop				N/A(6)				11/2030	—	(25)	—	(64)
Cyberswift@#(8)(14)	Senior secured	SF +	4.00%	(i)	7.65%				10/2032	7,000	6,967	0.2	6,909
Daxko Acquisition Corporation*	One stop	SF +	4.75%	(h)	8.42%				10/2028	11,514	11,291	0.3	11,399
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(h)	8.42%				10/2028	5,437	5,392	0.1	5,318
Daxko Acquisition Corporation^(5)	One stop				N/A(6)				10/2028	—	(17)	—	(24)
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				09/2031	28,447	28,748	0.6	28,020
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.13%				09/2031	55,368	55,339	1.2	54,537
Denali Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(32)	—	(63)
Denali Bidco Limited^(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	27,648	27,783	0.6	26,818
Denali Bidco Limited^(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	18,359	18,578	0.4	17,808
ECI Macola/Max Holding, LLC@^#(8)(26)	Senior secured	SF +	2.75%	(i)	6.45%				05/2030	23,210	23,248	0.5	22,746
Einstein Parent, Inc.^	One stop	SF +	5.25%	(i)	8.92%				01/2031	40,574	39,923	0.9	39,762
Einstein Parent, Inc.^(5)	One stop				N/A(6)				01/2031	—	(67)	—	(84)
Epicor Software Corporation@#(26)	Senior secured	SF +	2.50%	(h)	6.17%				05/2031	5,997	6,015	0.1	5,891
Espresso Bidco, Inc.^(25)	One stop	SF +	5.76%	(i)	6.33%	cash/	3.13%	PIK	03/2032	37,101	36,640	0.8	36,173
Espresso Bidco, Inc.^(25)	One stop	SF +	5.76%	(i)	6.33%	cash/	3.13%	PIK	03/2032	9,175	9,059	0.2	8,926
Espresso Bidco, Inc.^(5)	One stop				N/A(6)				03/2032	—	(57)	—	(111)
EverCommerce Solutions, Inc.@^(8)(26)	Senior secured	SF +	2.25%	(h)	5.92%				07/2031	8,017	8,032	0.2	7,823
Evergreen IX Borrower 2023, LLC*^	One stop	SF +	4.75%	(i)	8.45%				09/2030	11,617	11,387	0.3	11,443
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	8.45%				09/2030	3,627	3,600	0.1	3,572
Evergreen IX Borrower 2023, LLC^(5)	One stop				N/A(6)				10/2029	—	(24)	—	(20)
Flexera Software, LLC^(9)	One stop	E +	4.50%	(b)	6.45%				08/2032	11,079	11,208	0.2	10,857
Flexera Software, LLC*^	One stop	SF +	4.50%	(i)	8.15%				08/2032	31,766	31,730	0.7	31,131
Flexera Software, LLC^(5)	One stop				N/A(6)				08/2032	—	(3)	—	(49)
Flexera Software, LLC^	One stop	SF +	4.50%	(i)	8.15%				08/2032	10,012	9,976	0.2	9,812
GTIV, LLC^	One stop	SF +	4.75%	(i)	8.42%				02/2031	46,423	46,316	1.0	45,494
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(i)	8.20%				09/2031	40,870	40,541	0.9	40,665
Gurobi Optimization, LLC^(5)	One stop				N/A(6)				09/2031	—	(30)	—	(19)
Hyland Software, Inc.*^	One stop	SF +	5.00%	(i)	8.70%				09/2030	28,043	27,773	0.6	27,202
Hyland Software, Inc.^(5)	One stop				N/A(6)				09/2029	—	(1)	—	(3)
Icefall Parent, Inc.&^	One stop	SF +	4.50%	(i)	8.20%				01/2030	37,270	36,958	0.8	35,966
Icefall Parent, Inc.^(5)	One stop				N/A(6)				01/2030	—	(31)	—	(127)
IGT Holding IV AB@(8)(20)(26)	Senior secured	SF +	3.00%	(i)	6.70%				09/2031	2,000	2,005	—	1,985
Instructure Holdings, Inc.@^#(26)	Senior secured	SF +	2.75%	(i)	6.44%				11/2031	15,000	14,978	0.3	14,429
iSolved, Inc.@^#	Senior secured	SF +	2.75%	(h)	6.42%				10/2030	25,271	25,305	0.5	24,142
Javelin Buyer, Inc.@^#(26)	Senior secured	SF +	2.75%	(i)	6.42%				12/2031	19,978	20,006	0.4	19,092
Jawbreaker Parent, Inc.^	One stop	SF +	4.75%	(i)	8.45%				01/2033	5,526	5,500	0.1	5,444
Jawbreaker Parent, Inc.^(5)	One stop				N/A(6)				01/2033	—	(5)	—	(16)
Jawbreaker Parent, Inc.^(5)	One stop				N/A(6)				01/2033	—	(5)	—	(16)
Jawbreaker Parent, Inc.^(5)	One stop				N/A(6)				01/2033	—	(13)	—	(40)
Kairos Bidco Limited^(8)(10)	One stop	SF +	4.75%	(i)	8.45%				07/2032	85	81	—	55
Kairos Bidco Limited&(8)(10)	One stop	SF +	4.75%	(i)	8.45%				07/2032	4,890	4,868	0.1	4,718
Kairos Bidco Limited^(5)(8)(10)	One stop				N/A(6)				07/2032	—	(7)	—	(57)
Kairos Bidco Limited^(8)(10)	One stop	SF +	4.75%	(i)	8.45%				07/2032	735	732	—	710
LeadsOnline, LLC*	One stop	SF +	4.50%	(i)	8.16%				02/2028	4,351	4,299	0.1	4,307
LeadsOnline, LLC*	One stop	SF +	4.50%	(i)	8.20%				02/2028	2,219	2,214	—	2,197
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.16%				02/2028	768	759	—	760
LeadsOnline, LLC^(5)	One stop				N/A(6)				02/2028	—	(1)	—	(1)
LogicMonitor, Inc.^	One stop	SF +	5.50%	(i)	9.17%				11/2031	52,165	51,896	1.1	51,382
LogicMonitor, Inc.^(5)	One stop				N/A(6)				11/2031	—	(29)	—	(86)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LogicMonitor, Inc.^(5)	One stop				N/A(6)				11/2031	$—	$(19)	—%	$(49)
Matrix42 Holding GMBH^(8)(9)(16)	One stop	E +	6.25%	(c)	8.27%				12/2029	188	176	—	182
Matrix42 Holding GMBH^(8)(9)(16)	One stop	E +	6.25%	(c)	8.27%				12/2029	20,592	20,565	0.4	19,871
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.01%				11/2031	14,433	13,037	0.3	13,784
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.00%	(i)	8.67%				11/2031	9,353	9,239	0.2	8,932
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.14%				11/2031	1,289	1,285	—	1,231
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.16%				11/2030	701	676	—	570
Modena Buyer, LLC@^#(26)	Senior secured	SF +	4.25%	(i)	7.92%				07/2031	17,844	17,509	0.4	16,077
Motus Group, LLC@^	Senior secured	SF +	3.75%	(i)	7.45%				12/2028	8,741	8,760	0.2	8,261
MS Buyer, Inc.^	One stop	SF +	5.25%	(i)	8.95%				07/2031	43,157	42,838	0.9	42,294
MS Buyer, Inc.^	One stop	SF +	5.25%	(i)	8.95%				07/2031	534	507	—	461
MS Buyer, Inc.^	One stop	SF +	5.25%	(i)	8.95%				07/2031	6,505	6,437	0.1	6,375
MYOB Invest Co Pty Ltd^(8)(9)(12)(25)	One stop	A +	5.25%	(e)	6.58%	cash/	2.75%	PIK	06/2030	176,612	164,949	3.8	171,314
Navex Global Holdings Corporation*&^	One stop	SF +	5.00%	(h)	8.68%				10/2032	28,724	28,295	0.6	28,005
Navex Global Holdings Corporation^(5)	One stop				N/A(6)				10/2031	—	(5)	—	(55)
Navex Global Holdings Corporation^(5)	One stop				N/A(6)				10/2032	—	(7)	—	(71)
Obelix Parent, Inc.^(5)	One stop				N/A(6)				02/2033	—	(42)	—	(43)
Obelix Parent, Inc.^	One stop	SF +	5.00%	(i)	8.70%				02/2033	53,582	53,318	1.2	53,314
Onit, Inc.&^	One stop	SF +	4.75%	(i)	8.42%				01/2032	18,763	18,609	0.4	18,200
Onit, Inc.^(5)	One stop				N/A(6)				01/2032	—	(22)	—	(83)
Onit, Inc.^(5)	One stop				N/A(6)				01/2032	—	(33)	—	(248)
Onit, Inc.^	One stop	SF +	4.50%	(i)	8.17%				01/2032	3,163	3,155	0.1	3,036
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(8)(9)(14)	One stop	E +	5.25%	(c)	7.38%				11/2029	9,975	9,150	0.2	9,726
Orsay Bidco 1 B.V. and Sky Group Holding B.V.^(8)(9)(14)	One stop	E +	5.25%	(b)(c)	7.38%				11/2029	10,913	11,029	0.2	10,587
Panzura, LLC^(7)(25)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	69	64	—	57
Pineapple German Bidco GMBH^(8)(9)(16)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	21,083	19,543	0.4	20,240
Pineapple German Bidco GMBH^(8)(16)(25)	One stop	SF +	5.25%	(i)	8.94%				01/2031	17,126	16,992	0.4	16,526
Pineapple German Bidco GMBH^(8)(9)(16)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	6,534	6,004	0.1	6,273
Pineapple German Bidco GMBH^(8)(9)(16)(25)	One stop	E +	5.25%	(c)	7.27%				01/2031	5,940	5,213	0.1	5,116
Pineapple German Bidco GMBH^(8)(16)(25)	One stop	SF +	5.25%	(i)	8.94%				01/2031	1,446	1,419	—	1,395
Pineapple German Bidco GMBH^(8)(9)(16)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	1,447	1,332	—	1,389
Pineapple German Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				01/2031	—	(197)	—	(1,529)
PING Identity Holding Corp.@#(26)	Senior secured	SF +	2.75%	(h)	6.42%				11/2032	10,000	9,977	0.2	9,888
Planview Parent, Inc.@^#(26)	Senior secured	SF +	3.50%	(i)	7.20%				12/2027	21,801	21,744	0.4	16,418
Pluralsight, LLC^(7)(25)	One stop	SF +	7.50%	(h)	11.17%	PIK			08/2029	2,166	2,032	—	563
Pluralsight, LLC^(25)	One stop	SF +	4.50%	(h)	6.67%	cash/	1.50%	PIK	08/2029	1,214	1,190	—	1,154
Pluralsight, LLC^(25)	One stop	SF +	4.50%	(h)	6.67%	cash/	1.50%	PIK	08/2029	607	607	—	577
Pluralsight, LLC^(5)	One stop				N/A(6)				08/2029	—	—	—	(15)
Pluralsight, LLC^(5)	One stop				N/A(6)				08/2029	—	—	—	(37)
Proofpoint, Inc.@^#(26)	Senior secured	SF +	3.00%	(i)	6.70%				08/2028	27,452	27,448	0.6	26,617
QAD, Inc.*	One stop	SF +	4.75%	(h)	8.42%				11/2027	9,697	9,697	0.2	9,455
Rainforest Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(56)	—	(217)
Relativity Intermediate Holdco, LLC#	Senior secured	SF +	2.75%	(h)	6.42%				01/2033	2,000	1,995	—	1,981
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	4.75%	(c)	6.77%				07/2029	15,024	14,108	0.3	14,648
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	4.75%	(c)	6.80%				07/2029	3,926	3,950	0.1	3,828
Sophia, L.P.@#(8)(26)	Senior secured	SF +	2.50%	(h)	6.17%				10/2029	8,998	9,016	0.2	8,766
Spark Bidco Limited^(8)(9)(10)	One stop	A +	4.75%	(e)	8.50%				10/2032	20,270	19,252	0.4	19,561
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(i)	8.40%				10/2032	94,724	94,034	2.0	90,935
Spark Bidco Limited^(5)(8)(10)	One stop				N/A(6)				10/2032	—	—	—	(651)
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(i)	8.40%				10/2032	34,275	34,275	0.7	32,904
Spark Bidco Limited^(5)(8)(9)(10)	One stop				N/A(6)				10/2032	—	—	—	(117)
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Striim, Inc.^(25)	One stop	N/A			14.00%	PIK			03/2031	$500	$483	—%	$483
Telesoft Holdings LLC*	One stop	SF +	5.75%	(h)	9.52%				12/2026	5,597	5,589	0.1	5,569
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	8.67%				05/2031	44,204	43,919	0.9	43,099
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	8.67%				05/2031	1,108	1,066	—	921
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	8.67%				05/2031	575	546	—	442
Transform Bidco Limited^(8)(10)(25)	One stop	SF +	7.00%	(i)	7.65%	cash/	3.00%	PIK	01/2031	15,078	14,839	0.3	14,475
Transform Bidco Limited^(8)(10)(25)	One stop	SF +	6.50%	(i)	10.15%	PIK			01/2031	7,988	7,906	0.2	7,669
Transform Bidco Limited^(8)(9)(10)(25)	One stop	A +	6.50%	(e)	8.04%	cash/	2.50%	PIK	01/2031	2,800	2,625	0.1	2,702
Transform Bidco Limited^(8)(9)(10)(25)	One stop	SN +	6.50%	(g)	7.73%	cash/	2.50%	PIK	01/2031	419	401	—	404
Transform Bidco Limited^(8)(10)	One stop	SF +	6.50%	(h)	10.18%				06/2030	749	718	—	702
Transform Bidco Limited^(5)(8)(10)	One stop				N/A(6)				01/2031	—	(43)	—	(184)
Transform Bidco Limited^(5)(8)(10)	One stop				N/A(6)				01/2031	—	(103)	—	(588)
Tricentis Operations Holdings, Inc.^(25)	One stop	SF +	6.00%	(i)	6.39%	cash/	3.25%	PIK	02/2032	64,988	64,728	1.4	63,038
Tricentis Operations Holdings, Inc.^(5)	One stop				N/A(6)				02/2032	—	(32)	—	(231)
Tricentis Operations Holdings, Inc.^(5)	One stop				N/A(6)				02/2032	—	(52)	—	(370)
Trintech, Inc.^(5)	One stop				N/A(6)				01/2033	—	(53)	—	(243)
Trintech, Inc.^	One stop	SF +	4.75%	(h)	8.42%				01/2033	43,258	42,836	0.9	41,311
Trintech, Inc.^(5)	One stop				N/A(6)				01/2033	—	(35)	—	(324)
Vanco Payment Solutions, LLC^(5)	One stop				N/A(6)				12/2031	—	(9)	—	(32)
Vanco Payment Solutions, LLC^	One stop	SF +	4.75%	(i)	8.45%				12/2031	19,171	18,989	0.4	18,500
Vantage Bidco GMBH^(8)(9)(16)	One stop	E +	6.25%	(c)	8.39%				04/2031	21,446	19,592	0.5	20,588
Vantage Bidco GMBH^(5)(8)(9)(16)	One stop				N/A(6)				10/2030	—	(36)	—	(147)
Varinem German Midco GMBH^(8)(9)(16)	One stop	E +	5.50%	(d)	7.63%				07/2031	27,195	25,472	0.6	27,059
Varinem German Midco GMBH^(8)(9)(16)	One stop	E +	4.75%	(d)	6.88%				07/2031	12,561	11,937	0.3	11,838
Viper Bidco, Inc.^	One stop	SF +	4.75%	(i)	8.45%				11/2031	53,662	53,445	1.2	52,589
Viper Bidco, Inc.^(9)	One stop	SN +	4.75%	(g)	8.48%				11/2031	24,267	23,007	0.5	23,781
Viper Bidco, Inc.^(5)	One stop				N/A(6)				11/2031	—	(21)	—	(103)
Viper Bidco, Inc.^(5)	One stop				N/A(6)				11/2031	—	(11)	—	(57)
Viper Bidco, Inc.^(5)	One stop				N/A(6)				11/2031	—	(20)	—	(264)
Zendesk, Inc.*^	One stop	SF +	5.00%	(i)	8.71%				11/2028	10,111	10,111	0.2	9,807
										2,058,821	2,024,515	43.4	1,975,961
Specialized Finance
AGL CLO 20 Ltd.(8)(18)(26)(27)	Structured Finance Note	SF +	4.45%	(i)	8.12%				10/2037	1,500	1,508	—	1,427
AGL CLO 45, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.60%	(h)	7.27%				01/2039	2,500	2,500	0.1	2,512
AGL CLO 46, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.60%	(i)	7.30%				01/2039	3,000	3,000	0.1	3,013
AGL CLO 5, Ltd.(8)(19)(26)(27)	Structured Finance Note	SF +	3.95%	(i)	7.74%				01/2039	3,000	3,000	0.1	2,863
AIMCO CLO 20, Ltd.(8)(18)(27)	Structured Finance Note	SF +	3.60%	(i)	7.27%				10/2038	3,750	3,750	0.1	3,773
Apidos CLO LIII(8)(19)(27)	Structured Finance Note	SF +	3.50%	(i)	7.17%				07/2038	2,000	2,000	—	1,998
Apidos CLO LIII(8)(19)(27)	Structured Finance Note	SF +	4.80%	(i)	8.47%				07/2038	2,375	2,375	—	2,388
Apidos CLO XXVIII(8)(19)(27)	Structured Finance Note	SF +	4.05%	(i)	8.32%				10/2038	4,500	4,500	0.1	4,364
Ares LVII CLO, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.75%	(i)	7.42%				10/2038	3,000	3,000	0.1	2,907
Ares LXIII CLO, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.35%	(i)	8.02%				10/2038	3,500	3,500	0.1	3,334
Ares LXXVIII CLO, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.75%	(i)	7.59%				01/2039	5,000	5,000	0.1	5,021
Bain Capital Credit CLO 2022-1, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.95%	(i)	7.62%				10/2038	9,000	9,000	0.2	8,696
Bain Capital Credit CLO 2023-4, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.90%	(i)	7.78%				01/2039	7,875	7,875	0.2	7,594
Bain Capital Credit CLO 2025-3, Limited(8)(19)(27)	Structured Finance Note	SF +	4.05%	(i)	7.72%				07/2038	4,000	4,000	0.1	3,872
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bain Capital Credit CLO 2025-4, Limited(8)(19)(27)	Structured Finance Note	SF +	3.65%	(i)	7.32%	01/2039	$2,000	$2,000	—%	$1,959
Bain Capital Credit CLO 2025-5, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.65%	(i)	7.42%	01/2039	2,000	2,000	—	1,978
Balboa Bay Loan Funding 2025-2, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.85%	(i)	7.64%	01/2039	4,000	4,000	0.1	4,020
Ballyrock CLO 30, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.05%	(i)	7.72%	10/2038	3,000	3,000	0.1	3,011
Ballyrock CLO 32, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.60%	(i)	7.27%	01/2039	5,000	5,000	0.1	5,025
BCC Middle Market CLO 2023-2, LLC(8)(27)	Structured Finance Note	SF +	3.50%	(i)	7.20%	10/2035	12,750	12,750	0.3	12,446
Carlyle US CLO 2023-3, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.75%	(i)	7.42%	10/2040	5,000	5,000	0.1	4,838
Carlyle US CLO 2025-2, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.35%	(i)	7.02%	07/2038	2,500	2,500	—	2,498
CBAMR 2018-5, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.15%	(i)	7.93%	10/2038	4,000	4,000	0.1	3,869
CBAMR 2019-11R, Ltd.(8)(19)(26)(27)	Structured Finance Note	SF +	4.20%	(i)	8.08%	03/2038	4,500	4,500	0.1	4,340
CIFC Funding 2018-III, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.90%	(i)	7.57%	10/2038	3,500	3,500	0.1	3,511
CIFC Funding 2019-II, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.85%	(i)	7.52%	10/2038	5,000	5,000	0.1	4,842
CIFC Funding 2019-V, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.95%	(i)	7.66%	10/2038	3,000	3,000	0.1	2,905
CIFC Funding 2020-III, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.65%	(i)	7.32%	10/2028	5,000	5,000	0.1	4,820
CIFC Funding 2021-III, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.70%	(i)	7.37%	10/2038	3,000	3,000	0.1	2,893
CIFC Funding 2025-IV, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.10%	(h)	7.88%	10/2038	2,500	2,500	0.1	2,510
CIFC Funding 2025-V, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.00%	(i)	7.67%	10/2038	5,000	5,000	0.1	5,021
Davis Park CLO, Ltd.(8)(18)(27)	Structured Finance Note	SF +	4.35%	(i)	8.02%	07/2038	5,000	5,000	0.1	4,758
Eaton Vance CLO 2013-1, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.15%	(i)	7.82%	10/2038	5,000	5,000	0.1	4,838
Elmwood CLO 19, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.75%	(i)	7.42%	10/2038	2,000	2,000	—	1,940
GoldenTree Loan Management US CLO 15, Ltd.(8)(18)(27)	Structured Finance Note	SF +	3.75%	(i)	7.42%	10/2038	2,250	2,250	—	2,241
GoldenTree Loan Management US CLO 17, Ltd.(8)(18)(27)	Structured Finance Note	SF +	4.00%	(i)	7.67%	01/2039	1,500	1,500	—	1,493
GoldenTree Loan Management US CLO 27, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.65%	(i)	7.54%	01/2040	7,500	7,500	0.2	7,491
Green Lakes Park CLO, LLC(8)(27)	Structured Finance Note	SF +	3.70%	(i)	7.37%	01/2038	3,350	3,350	0.1	3,295
Higley Park CLO, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.00%	(i)	7.67%	07/2038	3,750	3,750	0.1	3,765
Hook Park CLO, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.75%	(i)	8.42%	07/2038	3,000	3,000	0.1	2,991
Ivy Hill Middle Market Credit Fund XX, Ltd.(8)(18)(27)	Structured Finance Note	SF +	4.00%	(i)	7.67%	07/2037	4,500	4,500	0.1	4,398
Madison Park Funding XLVIII, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.85%	(i)	7.64%	01/2039	4,500	4,500	0.1	4,343
Madison Park Funding XVII, Ltd.(8)(19)(26)(27)	Structured Finance Note	SF +	4.15%	(i)	7.82%	10/2037	5,700	5,709	0.1	5,567
MCF CLO IV, LLC(8)(27)	Structured Finance Note	SF +	5.00%	(i)	8.67%	10/2037	4,750	4,750	0.1	4,654
Neuberger Berman CLO 32R, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.25%	(i)	7.92%	07/2039	5,500	5,500	0.1	5,326
OCP CLO 2025-44, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.05%	(i)	7.72%	10/2038	4,000	4,000	0.1	4,019
OHA Credit Funding 22, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.25%	(i)	7.92%	07/2038	2,500	2,500	—	2,489
OHA Credit Partners VII, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.50%	(i)	7.39%	02/2028	2,000	1,978	—	1,929
Orion CLO 2023-2, Ltd.(8)(18)(27)	Structured Finance Note	SF +	4.00%	(i)	7.67%	01/2037	4,500	4,500	0.1	4,353
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Orion CLO 2025-5, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.25%	(i)	7.92%		07/2038	$4,000	$4,000	0.1%	$3,951
Orion CLO 2025-6 Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.05%	(i)	7.72%		10/2038	4,000	4,000	0.1	4,013
Palmer Square CLO 2019-1, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.00%	(i)	7.65%		08/2038	3,000	3,000	0.1	2,862
Palmer Square CLO 2021-3, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.05%	(i)	7.72%		10/2038	4,500	4,500	0.1	4,295
Palmer Square CLO 2023-3, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.75%	(i)	7.44%		01/2029	4,000	4,000	0.1	3,877
Peace Park CLO, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.85%	(i)	7.52%		10/2038	3,900	3,900	0.1	3,811
Pikes Peak CLO 9(8)(19)(27)	Structured Finance Note	SF +	4.20%	(i)	7.87%		10/2038	5,000	5,000	0.1	4,826
Pikes Peak CLO 15 (2023), Ltd.(8)(18)(27)	Structured Finance Note	SF +	3.90%	(i)	7.57%		10/2038	2,375	2,375	—	2,301
Rockland Park CLO, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.20%	(i)	7.87%		07/2038	2,500	2,500	0.1	2,382
Sixth Street CLO XII, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.70%	(i)	7.37%		01/2039	2,000	2,000	—	1,928
Sixth Street CLO XIV, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.70%	(i)	7.37%		01/2038	2,000	1,975	—	1,953
Sixth Street CLO XVIII, Ltd.(8)(19)(27)	Structured Finance Note	SF +	3.85%	(i)	7.52%		10/2038	3,000	3,000	0.1	2,903
Voya CLO 2020-2, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.00%	(i)	7.67%		01/2038	1,000	1,000	—	968
Voya CLO 2025-2, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.85%	(i)	8.52%		07/2038	5,000	5,000	0.1	5,018
Voya CLO 2025-4, Ltd.(8)(19)(27)	Structured Finance Note	SF +	4.05%	(i)	7.72%		10/2038	5,700	5,700	0.1	5,724
								250,025	249,995	5.4	244,950
Specialty Retail
Ashco, LLC@#(26)	Senior secured	SF +	3.25%	(h)	6.92%		01/2032	37,467	37,400	0.8	37,453
Ave Holdings III, Corp*&	One stop	SF +	5.50%	(i)	9.35%		02/2028	13,377	13,213	0.3	12,975
Biscuit Parent, LLC*&^	One stop	SF +	4.75%	(i)	8.45%		02/2031	42,033	41,777	0.9	42,033
Biscuit Parent, LLC^(5)	One stop				N/A(6)		02/2031	—	(30)	—	—
Biscuit Parent, LLC^(5)	One stop				N/A(6)		02/2031	—	(11)	—	—
Cavender Stores L.P.*&	Senior secured	SF +	4.50%	(h)	8.17%		10/2029	23,889	23,747	0.5	23,889
Consilio Midco Limited^(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(c)(d)	9.60%		04/2033	4,394	4,301	0.1	4,218
Consilio Midco Limited^(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.88%		04/2032	37,448	36,682	0.8	36,138
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(i)	8.45%		04/2032	30,962	30,829	0.7	29,879
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(i)	8.45%		04/2032	19,084	19,002	0.4	18,416
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(h)	8.45%		04/2032	1,800	1,750	—	1,422
Consilio Midco Limited^(5)(8)(10)	Senior secured				N/A(6)		04/2032	—	—	—	(252)
Consilio Midco Limited^(8)(10)(25)	Subordinated debt	SF +	7.50%	(i)	11.23%		04/2033	5,629	5,594	0.1	5,432
Consilio Midco Limited^(5)(8)(10)(25)	Subordinated debt	SF +	7.50%	(i)	11.38%	PIK	04/2033	10	10	—	(75)
CVP Holdco, Inc.*^	One stop	SF +	4.75%	(h)	8.42%		06/2031	32,806	32,561	0.7	32,495
CVP Holdco, Inc.^(5)	One stop				N/A(6)		06/2030	—	(25)	—	(27)
CVP Holdco, Inc.^	One stop	SF +	4.75%	(h)	8.42%		06/2031	2,892	2,859	0.1	2,809
Med Parentco, LP^#(26)	Senior secured	SF +	3.00%	(h)	6.67%		04/2031	22,347	22,367	0.5	22,365
Metal Supermarkets US Buyer, LLC&(8)(11)	One stop	SF +	4.75%	(i)	8.45%		12/2030	12,326	12,278	0.3	12,264
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(i)	8.45%		12/2030	134	128	—	127
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	9.67%		11/2030	9,191	9,073	0.2	8,272
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	9.67%		11/2029	280	263	—	165
Radiance Borrower, LLC&^(25)	One stop	SF +	5.25%	(h)	8.92%		06/2031	41,393	41,169	0.9	41,393
Radiance Borrower, LLC^	One stop	SF +	5.25%	(h)	8.92%		06/2031	388	363	—	388
VSG Acquisition Corp. and Sherrill, Inc.*&	One stop	SF +	5.00%	(i)	8.67%		10/2029	30,921	30,548	0.7	30,788
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.00%	(i)	8.67%		10/2029	268	261	—	263
VSG Acquisition Corp. and Sherrill, Inc.^(5)	One stop				N/A(6)		10/2029	—	(9)	—	(9)
								369,039	366,100	8.0	362,821
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.^(25)	One stop	SF +	7.00%	(i)	7.56%	cash/	3.25%	PIK	06/2028	$12,098	$11,838	0.2%	$10,888
Marcone Yellowstone Buyer Inc.^(25)	One stop	SF +	7.00%	(i)	7.56%	cash/	3.25%	PIK	06/2028	5,131	5,021	0.1	4,618
										17,229	16,859	0.3	15,506
Transportation Infrastructure
LDS Intermediate Holdings, LLC*^	One stop	SF +	5.00%	(h)	8.67%				02/2032	54,480	54,194	1.2	53,975
LDS Intermediate Holdings, LLC^(5)	One stop				N/A(6)				02/2032	—	(43)	—	(75)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(h)	8.67%				02/2032	10,788	10,731	0.2	10,688
LDS Intermediate Holdings, LLC^(5)	One stop				N/A(6)				02/2032	—	(32)	—	(65)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(h)	8.67%				02/2032	1,804	1,796	—	1,788
PODS, LLC@#(26)	Senior secured	SF +	3.00%	(h)	6.78%				03/2028	4,966	4,878	0.1	4,947
										72,038	71,524	1.5	71,258
Water Utilities
Azuria Water Solutions, Inc.@^#	Senior secured	SF +	3.00%	(h)	6.67%				05/2028	17,779	17,753	0.4	17,652
S.J. Electro Systems, LLC*	One stop	SF +	4.75%	(i)	8.57%				06/2028	4,612	4,592	0.1	4,591
S.J. Electro Systems, LLC^(5)	One stop				N/A(6)				06/2028	—	(23)	—	(23)
Vessco Midco Holdings, LLC&	One stop	SF +	4.50%	(h)(j)	8.15%				07/2031	15,577	15,459	0.3	15,504
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(h)(j)	8.17%				07/2031	4,794	4,775	0.1	4,770
Vessco Midco Holdings, LLC^(5)	One stop				N/A(6)				07/2031	—	(13)	—	(8)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(j)	8.23%				07/2031	4,817	4,795	0.1	4,794
Vessco Midco Holdings, LLC^(5)	One stop				N/A(6)				07/2031	—	(11)	—	(22)
										47,579	47,327	1.0	47,258

Total debt investments										10,067,791	9,969,508	216.4	9,843,569

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A	11/2024	N/A	1,563	$962	—%	$1,320

Auto Components
Arnott, LLC	LP interest	N/A	N/A	12/2024	N/A	—	125	—	84

Automobiles
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	1,146	1,146	—	1,218
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	1,146	—	—	102
Quick Quack Car Wash Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	417	417	—	602
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	83	83	—	119
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	94	—	116
							1,740	—	2,157
Beverages
Spindrift Beverage Co. Inc.	LP interest	N/A	N/A	02/2025	N/A	3	3,178	0.1	3,766

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A	01/2024	N/A	—	109	—	131

Containers & Packaging
Packaging Coordinators Midco, Inc.	LP interest	N/A	N/A	09/2025	N/A	182	1,822	—	1,719

Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A	12/2025	N/A	—	358	—	368
Action Termite Control, LLC	Common stock	N/A	N/A	12/2025	N/A	4	19	—	39
CHVAC Services Investment, LLC	LLC interest	N/A	N/A	05/2024	N/A	162	408	—	507
Kodiak Buyer, LLC	Common stock	N/A	N/A	08/2025	N/A	4	448	—	514
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A	12/2025	N/A	1	729	—	747
SCP CDH Buyer, Inc.	Common stock	N/A	N/A	12/2025	N/A	8	38	—	74
Virginia Green Acquisition, LLC	LP interest	N/A	N/A	12/2023	N/A	73	73	—	100
							2,073	—	2,349
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	7	36	—	144

Electrical Equipment
Wildcat TopCo, Inc.(24)	LP interest	N/A	N/A	12/2024	N/A	191	156	—	200

Food & Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A	12/2025	N/A	2	1,700	—	1,748

Food Products
Zullas, L.C.	Common stock	N/A	N/A	06/2025	N/A	2	1,726	0.1	1,799

Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A	N/A	08/2025	N/A	3,757	3,757	0.1	3,960
Isto Group, Inc.(9)	LP interest	N/A	N/A	09/2025	N/A	18	2,189	0.1	2,219
ZimVie, Inc.	LP interest	N/A	N/A	10/2025	N/A	10	857	—	857
							6,803	0.2	7,036
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
HP TLE Buyer, Inc.	LP interest	N/A	N/A		07/2025	N/A	743	$743	—%	$749
Signature MD, Inc.	Common stock	N/A	N/A		02/2026	N/A	1	732	—	724
								1,475	—	1,473
Healthcare Technology
Amberfield Acquisition Co.	LLC interest	N/A	N/A		05/2024	N/A	450	450	—	603
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	14	15,835	0.4	15,989
								16,285	0.4	16,592
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	Common stock	N/A	N/A		09/2025	N/A	3,613	3,664	0.1	3,487
PB Group Holdings, LLC	LP interest	N/A	N/A		08/2024	N/A	113	262	—	245
Rooster BidCo Limited(8)(10)	LP interest	N/A	N/A		03/2025	N/A	1,601	1,665	0.1	3,499
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	4	3,798	0.1	5,237
								9,389	0.3	12,468
Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A	N/A		01/2026	N/A	2	1,565	—	1,569

Insurance
Oakbridge Insurance Agency LLC	LP interest	N/A	N/A		11/2023	N/A	4	70	—	85

Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A	N/A		03/2024	N/A	—	661	—	313

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	1,279	1,279	—	1,688

Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	4,016	0.1	3,975

Software
Claroty, Ltd.(8)(21)	Preferred stock	N/A	N/A		01/2026	N/A	141	12,031	0.3	12,197
Denali Bidco Limited(8)(10)	LP interest	N/A	N/A		08/2023	N/A	75	46	—	138
Energy Worldnet, LLC(24)	LLC interest	N/A	N/A		02/2025	N/A	50	51	—	57
Gurobi Optimization, LLC	Common stock	N/A	N/A		09/2024	N/A	—	209	—	197
LogicMonitor, Inc.	LP interest	N/A	N/A		12/2024	N/A	250	250	—	280
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A	N/A		05/2025	N/A	1,484	1,529	—	1,624
MS Buyer, Inc.	LP interest	N/A	N/A		07/2024	N/A	458	458	—	355
Navex Global Holdings Corporation	LP interest	N/A	N/A		10/2025	N/A	4	3,809	0.1	3,235
Panzura, LLC	LLC interest	N/A	N/A		03/2025	N/A	1	4	—	—
Pluralsight, LLC	LLC interest	N/A	N/A		08/2024	N/A	597	1,100	—	—
Striim, Inc.	Warrant	N/A	N/A		03/2026	N/A	14	15	—	15
Togetherwork Holdings, LLC	LP interest	N/A	N/A		07/2024	N/A	545	2,384	0.1	2,529
Transform Bidco Limited(8)(10)	LP interest	N/A	N/A		04/2025	N/A	3,478	3,504	0.1	3,249
Tricentis Operations Holdings, Inc.	LP interest	N/A	N/A		02/2025	N/A	40	40	—	36
								25,430	0.6	23,912
Specialty Retail
Metal Supermarkets US Buyer, LLC(8)(11)	LLC interest	N/A	N/A		12/2024	N/A	1	124	—	121
Metal Supermarkets US Buyer, LLC(8)(11)	LLC interest	N/A	N/A		12/2024	N/A	—	—	—	3
								124	—	124
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Total equity investments							$80,724	1.8%	$84,652

Total investments							$10,050,232	218.2%	$9,928,221

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)		3.53%	(28)				$30,753	0.7%	$30,753
JPMorgan 100% U.S. Treasury Securities Money Market Fund - Capital Share Class (CUSIP 4812A0375)		3.62%	(28)				41,138	0.9	41,138
Total money market funds							71,891	1.6	71,891

Total investments and money market funds							$10,122,123	219.8%	$10,000,112

See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the 2025-R Debt Securitization (as defined in Note 7).
&	Denotes that all or a portion of the investment collateralizes the 2025 Debt Securitization (as defined in Note 7).
@	Denotes that all or a portion of the investment collateralizes the 2026-B Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the SMBC Credit Facility (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the BANA Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2026, as the loan may have priced or repriced based on an index rate prior to March 31, 2026.
(a) Denotes that all or a portion of the contract was indexed to Prime, which was 6.75% as of March 31, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.89% as of March 31, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.08% as of March 31, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.48% as of March 31, 2026.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.31% as of March 31, 2026.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.78% as of March 31, 2026.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of March 31, 2026.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.66% as of March 31, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.68% as of March 31, 2026.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.70% as of March 31, 2026.
(k) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.27% as of March 31, 2026.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of March 31, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2026.
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
(6)The entire commitment was unfunded as of March 31, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of March 31, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 20.4% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(20)The headquarters of this portfolio company is located in Sweden.
(21)The headquarters of this portfolio company is located in Israel.
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)
(22)Equity investments are non-income producing securities, unless otherwise noted.
(23)Ownership of certain equity investments occurs through a holding company or partnership.
(24)The Company holds an equity investment that is income producing.
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2026.
(26)The fair value of this investment was valued using Level 2 inputs. See Note 6.
(27)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 7.
(28)The rate shown is the annualized seven-day yield as of March 31, 2026.

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
See Notes to Consolidated Financial Statements

Golub Capital Private Credit Fund and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	LP units	N/A	N/A		09/2025	N/A	3,613	$3,613	0.1%	$3,613
PB Group Holdings, LLC	Preferred stock	N/A	N/A		08/2024	N/A	113	262	—	279
Rooster BidCo Limited(8)(10)	LLC units	N/A	N/A		03/2025	N/A	1,601	1,656	0.1	2,450
Saguaro Buyer, LLC	LP units	N/A	N/A		07/2025	N/A	4	3,798	0.1	4,038
								9,329	0.3	10,380
Insurance
Oakbridge Insurance Agency LLC	Preferred stock	N/A	N/A		11/2023	N/A	4	70	—	89

Leisure Products
Movement Holdings, LLC(8)(10)	LP units	N/A	N/A		03/2024	N/A	—	661	—	385

Pharmaceuticals
Creek Parent, Inc.	Preferred stock	N/A	N/A		12/2024	N/A	1,279	1,279	—	1,368

Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	3,773	0.1	3,833

Software
CB Buyer, Inc.	Preferred stock	N/A	N/A		07/2024	N/A	458	458	—	285
Denali Bidco Limited(8)(10)	LP units	N/A	N/A		08/2023	N/A	75	46	—	128
Energy Worldnet, LLC(24)	Preferred stock	N/A	N/A		02/2025	N/A	50	52	—	54
Gurobi Optimization, LLC	LLC units	N/A	N/A		09/2024	N/A	—	209	—	229
LogicMonitor, Inc.	LLC units	N/A	N/A		12/2024	N/A	250	250	—	277
Menlo Ridgeview Co-Invest, LLC(8)	LLC units	N/A	N/A		05/2025	N/A	1,484	1,520	—	1,587
Panzura, LLC	LLC units	N/A	N/A		03/2025	N/A	1	4	—	—
Pluralsight, LLC	Common stock	N/A	N/A		08/2024	N/A	597	1,100	—	1,055
StrongDM, Inc.	Preferred stock	N/A	N/A		05/2025	N/A	676	3,599	0.1	3,745
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	545	2,384	0.1	2,445
Transform Bidco Limited(8)(10)	LP units	N/A	N/A		04/2025	N/A	3,477	3,477	0.1	3,601
Tricentis Operations Holdings, Inc.	Preferred stock	N/A	N/A		02/2025	N/A	40	40	—	44
								13,139	0.3	13,450
Specialty Retail
Metal Supermarkets US Buyer, LLC(8)(11)	LLC units	N/A	N/A		12/2024	N/A	1	124	—	132
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A	N/A		12/2024	N/A	—	—	—	10
								124	—	142

Total equity investments								61,047	1.5	64,837

Total investments								$8,479,341	210.7%	$8,555,251

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.99%	(28)				$251,491	6.2%	$251,491
JPMorgan 100% U.S. Treasury Securities Money Market Fund - Capital Share Class (CUSIP 4812A0375)			4.09%	(28)				161,145	4.0	161,145
Total money market funds								412,636	10.2	412,636

Total investments and money market funds								$8,891,977	220.9%	$8,967,887

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries listed in the table below in its consolidated financial statements:

Entity Name	Abbreviation
GCRED Holdings LLC	(“GCRED Holdings”)
GCRED Holdings 2 LLC	(“GCRED Holdings 2”)
GCRED Funding LLC	(“GCRED Funding”)
Golub Capital Private Credit Fund CLO-R	(“2025-R Issuer”)
Golub Capital Private Credit Fund CLO[1]	(“2023 Issuer”)[1]
Golub Capital Private Credit Fund CLO-R Depositor	(“2025-R CLO Depositor”)
Golub Capital Private Credit Fund CLO 2	(“2025 Issuer”)
Golub Capital Private Credit Fund CLO 2 Depositor	(“2025 CLO Depositor”)
GCRED BSL CLO 1	(“2026-B Issuer”)
GCRED BSL CLO 1 Depositor	(“2026-B CLO Depositor”)

1.Prior to September 25, 2025, the date of the entity’s dissolution.
Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by the 2026-B Issuer, the 2025-R Issuer and the 2025 Issuer, special purpose entities that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entity have received security interests in such assets and such assets are not intended to be available to the creditors of GCRED (or any affiliate of GCRED).

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

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (loss) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on derivatives” or “Net unrealized depreciation on derivatives” by counterparty on a net basis across all derivative instruments when a master netting agreement is in place, not taking into account collateral posted which is recorded separately, if applicable.
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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2026, the Company received Loan Origination Fees that were capitalized of $3,545 and $13,538, respectively. For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $7,684 and $17,119, respectively. For the three and six months ended March 31, 2026, interest income included $4,571 and $9,778, respectively, of Discount Amortization. For the three and six months ended March 31, 2025, interest income included $3,123 and $5,861, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2026, investment income included $11,617 and $23,587, respectively, of PIK interest and the Company capitalized PIK interest of $11,617 and $23,586, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2025, investment income included $4,817 and $9,474, respectively, of PIK interest and the Company capitalized PIK interest of $4,817 and $9,633, respectively, into the principal balance of certain debt investments.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and six months ended March 31, 2026, fee income included $298 and $618, respectively, of non-recurring prepayment premiums. For the three and six months ended March 31, 2025, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and six months ended March 31, 2026, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amount of $219,503 and $404,807, respectively. For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes Loan Origination Fees, in the amount of $97,978 and $183,366, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2026, the Company recognized PIK and non-cash dividend income of $633 and $1,258, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $108 and $214, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2026 and 2025, the Company did not receive any cash payments of accrued and capitalized preferred dividends.

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

For the three months ended March 31, 2026, the Company recorded dividend income received in cash of $1 and did not receive any return of capital distributions in cash. For the six months ended March 31, 2026, the Company recorded dividend income received in cash of $32 and received return of capital distributions in cash of $35. For the three and six months ended March 31, 2025, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $8,547 and $2,381 as of March 31, 2026 and September 30, 2025, respectively.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of March 31, 2026 and September 30, 2025.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2026 and 2025, the Company did not record any U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2026. The Company’s tax returns for the 2023 and 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and six months ended March 31, 2026 and 2025, the Company did not record any U.S. income tax.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2026 and September 30, 2025, the Company had deferred debt issuance costs of $39,914 and $38,246, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2026 was $3,196 and $6,201, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2025 was $1,687 and $3,174, respectively.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the three and six months ended March 31, 2026, the Company amortized $916 and $1,451, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations. For the three and six months ended March 31, 2025, the Company amortized $528 and $1,090, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of March 31, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Recent accounting updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, dated as of April 28, 2023 and as amended and restated on November 14, 2025, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Board most recently re-approved the Investment Advisory Agreement in May 2026. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee.

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

The base management fee incurred for the three and six months ended March 31, 2026 was $14,271 and $27,942, respectively. The base management fee incurred for the three and six months ended March 31, 2025 was $7,055 and $13,117, respectively.

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

For the three and six months ended March 31, 2026, the Income Incentive Fee incurred was $13,953 and $27,923, respectively. For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $7,074 and $12,901, respectively.

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

For the three and six months ended March 31, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026, the Company recorded a reversal of the capital gain incentive fee under GAAP of $3,163 and $3,498, respectively. For the three months ended March 31, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $945. For the six months ended March 31, 2025, the Company recorded an accrual of the capital gain incentive fee under GAAP of $328. Changes in the accrual for the capital gain incentive fee under GAAP are included in “Incentive fee” on the Consolidated Statements of Operations. As of March 31, 2026, there was no cumulative accrual for the capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $3,498 of cumulative accrual for the capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

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

Included in “Accounts payable and other liabilities” is $2,985 and $1,946, as of March 31, 2026 and September 30, 2025, respectively, for accrued allocated shared services under the Administration Agreement.

On May 1, 2026, the Board approved an amended and restated Administration Agreement to be effective as of June 1, 2026. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a Managing Dealer Agreement with Arete Wealth Management, LLC (the “Managing Dealer”), dated as of April 28, 2023 (the “Managing Dealer Agreement”). Under the terms of the Managing Dealer Agreement, the Managing Dealer manages relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Class I Shares, Class D Shares and Class S Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the aggregate NAV attributable to Class S Shares and Class D Shares, respectively. No shareholder servicing and/or distribution fees are paid with respect to Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees for its services as Managing Dealer, including a two basis point managing dealer fee that is payable quarterly in arrears on any new capital raised in the Public Offering. Such fees are borne by all shareholders of the Company. For the three and six months ended March 31, 2026, the Company incurred $60 and $138, respectively, of fees to the Managing Dealer. For the three and six months ended March 31, 2025, the Company incurred $118 and $193, respectively, of fees to the Managing Dealer.

The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On May 1, 2026, the Board approved an amended and restated Managing Dealer Agreement, to be effective as of June 1, 2026. The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution and servicing plan or the Managing Dealer Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Investment Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan: On May 1, 2026, the Board re-approved a distribution and servicing plan (the “Distribution and Servicing Plan”) for an additional one-year period. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S Shares, Class D Shares and Class I Shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of each applicable quarter. The shareholder servicing and/or distribution fees are calculated and paid separately for each class.

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

For the three and six months ended March 31, 2026, the Company incurred shareholder servicing and/or distribution fees of $465 and $912, respectively, which were attributable to Class S Shares. For the three and six months ended March 31, 2025, the Company incurred shareholder servicing and/or distribution fees of $230 and $402, respectively, which were attributable to Class S Shares.

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
The following tables present a summary of Expense Support Payments and the related Reimbursement Payments for the six months ended March 31, 2026 and 2025:

	For the six months ended March 31, 2026
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$1,924	$885	$1,039
December 31, 2025	—	—	—
March 31, 2026	—	—	—
Total, end of period(2)	$1,924	$885	$1,039

	For the six months ended March 31, 2025
	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser(1)	Unreimbursed Expense Support Payments
Total, beginning of period	$1,924	$885	$1,039
December 31, 2024	—	—	—
March 31, 2025	—	—	—
Total, end of period(2)	$1,924	$885	$1,039

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator for the three and six months ended March 31, 2026 were $6,305 and $10,129, respectively. Total expenses reimbursed to the Administrator for the three and six months ended March 31, 2025 were $3,160 and $5,968, respectively. As of March 31, 2026 and September 30, 2025, $4,362 and $4,864, respectively (which includes $1,039 of unreimbursed Expense Support Payments as of both March 31, 2026 and September 30, 2025), of reimbursable expenses were

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
paid by the Administrator on behalf of the Company, were included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2026, permits the Company to borrow a maximum of $300,000 and expires on July 3, 2026. Refer to Note 7 for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of March 31, 2026 and September 30, 2025 consisted of the following:

	As of March 31, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$2,119,261	$2,114,162	$2,045,890	$2,288,864	$2,283,507	$2,285,901
One stop	7,610,416	7,517,488	7,466,934	5,978,203	5,881,309	5,948,840
Second lien	27,574	27,411	27,298	35,084	34,869	35,084
Subordinated debt	60,515	60,452	58,497	58,087	57,122	57,646
Structured finance note	250,025	249,995	244,950	161,525	161,487	162,943
Equity	N/A	80,724	84,652	N/A	61,047	64,837
Total	$10,067,791	$10,050,232	$9,928,221	$8,521,763	$8,479,341	$8,555,251

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2026			As of September 30, 2025
Amortized Cost:
United States
Southeast	$1,967,479	19.6%		$1,698,394	20.0%
Midwest	1,797,879	17.9		1,445,453	17.0
Mid-Atlantic	1,526,312	15.2		1,208,533	14.3
West	1,492,085	14.9		1,159,934	13.7
Southwest	1,137,118	11.3		1,050,633	12.4
Northeast	362,376	3.6		395,788	4.7
U.S. Territory	498	0.0	*	12,399	0.1
United Kingdom	808,503	8.0		676,804	8.0
Germany	204,734	2.0		241,578	2.8
Cayman Islands	203,762	2.0		140,879	1.7
Australia	164,949	1.7		162,334	2.0
Canada	132,564	1.3		101,412	1.2
Jersey	101,853	1.0		88,930	1.0
Finland	42,295	0.4		36,394	0.4
France	38,948	0.4		18,800	0.2
Netherlands	30,144	0.3		27,046	0.3
Luxembourg	24,697	0.3		5,505	0.1
Israel	12,031	0.1		—	—
Sweden	2,005	0.0	*	—	—
Lithuania	—	—		6,965	0.1
Spain	—	—		1,560	0.0 *
Total	$10,050,232	100.0%		$8,479,341	100.0%

Fair Value:
United States
Southeast	$1,948,378	19.6%		$1,704,931	19.9%
Midwest	1,775,967	17.9		1,447,480	16.9
Mid-Atlantic	1,511,939	15.2		1,215,555	14.2
West	1,459,599	14.7		1,163,587	13.6
Southwest	1,127,489	11.4		1,060,849	12.4
Northeast	350,348	3.5		397,933	4.7
U.S. Territory	500	0.0	*	12,497	0.1
United Kingdom	794,551	8.0		686,479	8.0
Germany	206,721	2.1		260,620	3.0
Cayman Islands	199,811	2.0		142,238	1.7
Australia	171,314	1.8		166,823	2.0
Canada	128,679	1.3		101,943	1.2
Jersey	101,920	1.0		91,593	1.1
Finland	42,993	0.4		39,388	0.5
France	39,550	0.4		20,597	0.2
Netherlands	30,211	0.3		28,309	0.3
Luxembourg	24,069	0.3		5,839	0.1
Israel	12,197	0.1		—	—
Sweden	1,985	0.0	*	—	—
Lithuania	—	—		7,004	0.1
Spain	—	—		1,586	0.0 *
Total	$9,928,221	100.0%		$8,555,251	100.0%

* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2026 and September 30, 2025 were as follows:

	As of March 31, 2026		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$172,610	1.7%	$120,841	1.4%
Air Freight & Logistics	105,599	1.1	105,489	1.2
Airlines	6,005	0.1	20,374	0.2
Auto Components	120,844	1.2	111,710	1.3
Automobiles	279,976	2.8	268,537	3.2
Banks	22,223	0.2	16,055	0.2
Beverages	81,833	0.8	81,503	1.0
Building Products	2,088	0.0 *	3,266	0.0 *
Capital Markets	57,445	0.6	66,357	0.8
Chemicals	131,074	1.3	143,213	1.7
Commercial Services & Supplies	264,984	2.6	156,518	1.8
Construction & Engineering	63,148	0.6	89,637	1.1
Construction Materials	16,974	0.2	17,046	0.2
Consumer Finance	26,034	0.3	26,096	0.3
Containers & Packaging	124,059	1.2	111,902	1.3
Diversified Consumer Services	501,863	5.0	379,377	4.5
Diversified Financial Services	532,846	5.3	506,912	6.0
Electric Utilities	13,561	0.1	6,440	0.1
Electrical Equipment	20,903	0.2	25,413	0.3
Food & Staples Retailing	24,045	0.2	13,666	0.2
Food Products	131,782	1.3	129,183	1.5
Healthcare Equipment & Supplies	642,123	6.4	365,741	4.3
Healthcare Providers & Services	526,480	5.2	531,512	6.3
Healthcare Technology	709,203	7.1	463,153	5.5
Hotels, Restaurants & Leisure	688,399	6.8	576,856	6.8
Household Durables	18,833	0.2	12,994	0.1
Household Products	21,704	0.2	21,453	0.2
Industrial Conglomerates	101,027	1.0	92,567	1.1
Insurance	616,587	6.1	490,870	5.8
IT Services	306,472	3.1	358,874	4.2
Leisure Products	50,150	0.5	50,301	0.6
Life Sciences Tools & Services	140,693	1.4	56,286	0.7
Machinery	63,063	0.6	61,988	0.7
Media	63,923	0.6	63,456	0.7
Oil, Gas & Consumable Fuels	7,533	0.1	19,054	0.2
Paper & Forest Products	5,935	0.1	5,966	0.1
Personal Products	19,067	0.2	12,000	0.1
Pharmaceuticals	114,874	1.1	109,522	1.3
Professional Services	407,125	4.1	354,344	4.2
Real Estate Management & Development	4,876	0.1	4,899	0.1
Road & Rail	40,395	0.4	98,457	1.2
Software	2,049,945	20.4	1,694,514	20.0
Specialized Finance	249,995	2.5	161,487	1.9
Specialty Retail	366,224	3.6	357,631	4.2
Trading Companies & Distributors	16,859	0.2	16,494	0.2
Transportation Infrastructure	71,524	0.7	68,858	0.8
Water Utilities	47,327	0.5	30,529	0.4
Total	$10,050,232	100.0%	$8,479,341	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2026			As of September 30, 2025
Fair Value:
Aerospace & Defense	$170,685	1.7%		$121,150	1.4%
Air Freight & Logistics	106,312	1.1		106,153	1.2
Airlines	6,006	0.1		20,423	0.2
Auto Components	118,413	1.2		111,841	1.3
Automobiles	281,721	2.8		271,584	3.2
Banks	21,472	0.2		16,215	0.2
Beverages	80,256	0.8		81,036	0.9
Building Products	2,096	0.0	*	3,334	0.0 *
Capital Markets	56,347	0.6		66,686	0.8
Chemicals	130,317	1.3		143,537	1.7
Commercial Services & Supplies	264,947	2.7		157,756	1.8
Construction & Engineering	62,218	0.6		90,248	1.0
Construction Materials	16,946	0.2		17,103	0.2
Consumer Finance	25,730	0.3		26,116	0.3
Containers & Packaging	120,739	1.2		112,592	1.3
Diversified Consumer Services	485,510	4.9		376,480	4.4
Diversified Financial Services	528,088	5.3		513,068	6.0
Electric Utilities	13,772	0.1		6,525	0.1
Electrical Equipment	20,920	0.2		25,764	0.3
Food & Staples Retailing	24,238	0.2		13,746	0.2
Food Products	132,436	1.3		130,252	1.5
Healthcare Equipment & Supplies	644,279	6.5		369,814	4.3
Healthcare Providers & Services	524,469	5.3		535,199	6.3
Healthcare Technology	701,511	7.1		467,734	5.5
Hotels, Restaurants & Leisure	689,563	6.9		581,461	6.8
Household Durables	18,834	0.2		12,986	0.2
Household Products	21,688	0.2		21,573	0.3
Industrial Conglomerates	99,699	1.0		93,342	1.1
Insurance	613,126	6.2		496,022	5.8
IT Services	301,570	3.0		360,665	4.2
Leisure Products	46,836	0.5		49,611	0.6
Life Sciences Tools & Services	140,295	1.4		56,306	0.7
Machinery	62,522	0.6		62,202	0.7
Media	62,753	0.6		63,094	0.7
Oil, Gas & Consumable Fuels	7,466	0.1		19,194	0.2
Paper & Forest Products	5,927	0.1		5,985	0.1
Personal Products	18,889	0.2		12,014	0.1
Pharmaceuticals	115,309	1.2		111,458	1.3
Professional Services	397,692	4.0		354,331	4.1
Real Estate Management & Development	4,691	0.0	*	4,904	0.1
Road & Rail	40,143	0.4		98,694	1.2
Software	1,999,873	20.1		1,729,397	20.2
Specialized Finance	244,950	2.5		162,943	1.9
Specialty Retail	362,945	3.7		360,091	4.2
Trading Companies & Distributors	15,506	0.2		15,336	0.2
Transportation Infrastructure	71,258	0.7		68,507	0.8
Water Utilities	47,258	0.5		30,779	0.4
Total	$9,928,221	100.0%		$8,555,251	100.0%
* Represents an amount less than 0.1%

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2026 and September 30, 2025 were as follows:

As of March 31, 2026
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	€33,000	EUR	$38,801	USD	4/19/2027	$140	$—
						$140	$—

Morgan Stanley Capital Services LLC	€14,700	EUR	$16,580	USD	4/9/2027	$—	$(611)
Morgan Stanley Capital Services LLC	£33,200	GBP	$42,765	USD	4/15/2027	—	(904)
						$—	$(1,515)

Regions Bank	£14,000	GBP	$18,623	USD	10/28/2026	$138	$—
Regions Bank	£3,500	GBP	$4,426	USD	11/16/2026	—	(189)
Regions Bank	€22,000	EUR	$24,053	USD	12/16/2026	—	(1,582)
Regions Bank	€6,400	EUR	$6,936	USD	12/24/2026	—	(521)
Regions Bank	€24,300	EUR	$27,574	USD	4/14/2027	—	(853)
Regions Bank	€37,000	EUR	$43,453	USD	5/27/2027	66	—
Regions Bank	£16,900	GBP	$22,980	USD	6/16/2027	727	—
Regions Bank	€11,200	EUR	$13,483	USD	6/16/2027	328	—
						$1,259	$(3,145)

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	€33,000	EUR	$38,801	USD	4/19/2027	$—	$(853)
						$—	$(853)

Morgan Stanley Capital Services LLC	€14,700	EUR	$16,580	USD	4/9/2027	$—	$(1,045)
Morgan Stanley Capital Services LLC	£33,200	GBP	$42,765	USD	4/15/2027	—	(1,590)
						$—	$(2,635)

Regions Bank	£3,500	GBP	$4,426	USD	11/16/2026	$—	$(267)
Regions Bank	€22,000	EUR	$24,053	USD	12/16/2026	—	(2,288)
Regions Bank	€6,400	EUR	$6,936	USD	12/24/2026	—	(729)
Regions Bank	€24,300	EUR	$27,574	USD	4/14/2027	—	(1,637)
Regions Bank	€37,000	EUR	$43,453	USD	5/27/2027	—	(1,089)
Regions Bank	£16,900	GBP	$22,980	USD	6/16/2027	388	—
Regions Bank	€11,200	EUR	$13,483	USD	6/16/2027	—	(9)
						$388	$(6,019)

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2026 and 2025 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign exchange	$5,246	$(1,897)	$5,858	$(298)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2026 and 2025:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Forward currency contracts	$259,673	$65,365	$257,013	$49,039
Interest Rate Swaps

In connection with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements with Macquarie Bank Limited (“Macquarie”), SMBC Capital Markets, Inc. (“SMBC”), Regions Bank (“Regions”), Morgan Stanley Capital Services LLC (“Morgan Stanley”) and BNP Paribas (“BNP”) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes. The outstanding interest rate swap contracts as of March 31, 2026 and September 30, 2025 were as follows:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2026
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	2027 Tranche A Notes	7.12%	3M SOFR+	2.5975%	9/18/2027	$225,000	$2,436	$—
SMBC Capital Markets, Inc.	2028 Notes	5.45%	D SOFR+	1.834%	8/15/2028	500,000	—	(773)
SMBC Capital Markets, Inc.	2030 Notes	5.875%	D SOFR+	1.727%	5/1/2030	350,000	6,356	—
SMBC Capital Markets, Inc.	2031 Notes	5.60%	D SOFR+	1.9485%	4/15/2031	300,000	—	(646)
							$8,792	$(1,419)

Macquarie Bank Limited	2027 Tranche A Notes	7.12%	3M SOFR+	2.644%	9/20/2027	$75,000	$762	$—
Macquarie Bank Limited	2029 Notes	6.046%	3M SOFR+	2.770%	8/12/2029	150,000	—	(1,837)
							$762	$(1,837)

Regions Bank	2029 Notes	6.046%	3M SOFR+	2.7875%	8/12/2029	$350,000	$—	$(4,483)
							$—	$(4,483)

Morgan Stanley Capital Services LLC	2030 Notes	5.875%	D SOFR+	1.745%	5/1/2030	$150,000	$2,622	$—
							$2,622	$—

BNP Paribas	2031 Notes	5.60%	D SOFR+	1.955%	4/15/2031	$200,000	$—	$(490)
							$—	$(490)

As of September 30, 2025
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	2027 Tranche A Notes	7.12%	3M SOFR+	2.5975%	9/18/2027	$225,000	$4,466	$—
SMBC Capital Markets, Inc.	2028 Notes	5.45%	D SOFR+	1.834%	8/15/2028	500,000	2,569	—
SMBC Capital Markets, Inc.	2030 Notes	5.875%	D SOFR+	1.727%	5/1/2030	350,000	10,267	—
							$17,302	$—

Macquarie Bank Limited	2027 Tranche A Notes	7.12%	3M SOFR+	2.644%	9/20/2027	$75,000	$1,425	$—
Macquarie Bank Limited	2029 Notes	6.046%	3M SOFR+	2.770%	8/12/2029	150,000	—	(869)
							$1,425	$(869)

Regions Bank	2029 Notes	6.046%	3M SOFR+	2.7875%	8/12/2029	$350,000	$—	$(2,252)
							$—	$(2,252)

Morgan Stanley Capital Services LLC	2030 Notes	5.875%	D SOFR+	1.745%	5/1/2030	$150,000	$4,286	$—
							$4,286	$—

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest and other debt financing expenses. For the three and six months ended March 31, 2026, the net unrealized loss related to the fair value hedge was $30 and $85, respectively, which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. For the three and six months ended March 31, 2025, the net unrealized gain/(loss) related to the fair value hedge was $452 and $(2,746), respectively, which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The table below presents the components of the net unrealized gain/(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and six months ended March 31, 2026 and 2025.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Hedging instruments (Interest rate swaps)	$(13,827)	$20,680	$(15,945)	$(4,948)
Hedged items (Unsecured notes)	13,797	(20,228)	15,860	2,202
Fair market value adjustments for hedge accounting recognized in interest and other debt financing expenses	$(30)	$452	$(85)	$(2,746)

The table below presents the carrying value, which is inclusive of (i) unamortized premium and/or unaccreted original issue discount and (ii) the cumulative adjustment for the change in fair value of an effective hedge accounting relationship, of the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes as of March 31, 2026 and September 30, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of March 31, 2026		As of September 30, 2025
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2027 Tranche A Notes	$302,886	$2,886	$305,326	$5,326
2028 Notes	496,651	(773)	499,452	2,569
2029 Notes	491,214	(5,170)	494,058	(1,804)
2030 Notes	504,383	8,977	509,398	14,553
2031 Notes	493,364	(1,136)	—	—

Offsetting Derivatives

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie, SMBC, Regions, Morgan Stanley and BNP (together with Macquarie, SMBC, Regions, Morgan Stanley and BNP, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over-the-counter (“OTC”) derivatives, including forward currency contracts and interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreements with each of the Counterparties permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or accounts payable and other liabilities. As of March 31, 2026, there was $3,080 of collateral pledged for derivatives included in other assets on the Consolidated Statements of Financial Condition. There was no collateral pledged for derivatives included in other assets on the Consolidated Statements of Financial Condition as of September 30, 2025. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2026 and September 30, 2025:

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2026
Counterparty	Instrument	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Interest rate swaps	Net unrealized depreciation on derivatives	$—	$(4,483)	$(4,483)	$—	$(4,483)
Regions Bank	Foreign currency forward contracts	Net unrealized depreciation on derivatives	1,259	(3,145)	(1,886)	—	(1,886)
SMBC Capital Markets, Inc.	Interest rate swaps	Net unrealized appreciation on derivatives	8,792	(1,419)	7,373	—	7,373
Macquarie Bank Limited	Interest rate swaps	Net unrealized depreciation on derivatives	762	(1,837)	(1,075)	1,075	—
Macquarie Bank Limited	Foreign currency forward contracts	Net unrealized appreciation on derivatives	140	—	140	—	140
Morgan Stanley Capital Services LLC	Interest rate swaps	Net unrealized appreciation on derivatives	2,622	—	2,622	—	2,622
Morgan Stanley Capital Services LLC	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(1,515)	(1,515)	—	(1,515)
BNP Paribas	Interest rate swaps	Net unrealized depreciation on derivatives	—	(490)	(490)	490	—

As of September 30, 2025
Counterparty	Instrument	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts(2)
Regions Bank	Interest rate swaps	Net unrealized depreciation on derivatives	$—	$(2,252)	$(2,252)	$—	$(2,252)
Regions Bank	Foreign currency forward contracts	Net unrealized depreciation on derivatives	388	(6,019)	(5,631)	—	(5,631)
SMBC Capital Markets, Inc.	Interest rate swaps	Net unrealized appreciation on derivatives	17,302	—	17,302	—	17,302
Macquarie Bank Limited	Interest rate swaps	Net unrealized appreciation on derivatives	1,425	(869)	556	—	556
Macquarie Bank Limited	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(853)	(853)	—	(853)
Morgan Stanley Capital Services LLC	Interest rate swaps	Net unrealized appreciation on derivatives	4,286	—	4,286	—	4,286
Morgan Stanley Capital Services LLC	Foreign currency forward contracts	Net unrealized depreciation on derivatives	—	(2,635)	(2,635)	—	(2,635)

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the six months ended March 31, 2026, certain debt investments with a fair value of $58,642 transferred from Level 2 to Level 3 of the fair value hierarchy. There were no debt investments that transferred from Level 2 to Level 3 of the fair value hierarchy during the six months ended March 31, 2025. During the six months ended March 31, 2026 and 2025, certain debt investments with a fair value of $92,838 and $7,974, respectively, transferred from Level 3 to Level 2 of the fair value hierarchy . The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. As of March 31, 2026, $1,599,752 and $8,328,469 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2025, $1,750,395 and $6,804,856 of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of March 31, 2026 and September 30, 2025, all interest rate swaps and forward currency contracts were valued using Level 2 inputs and all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
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

The following tables present fair value measurements of the Company’s assets and liabilities recorded at fair value and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2026 and September 30, 2025:

As of March 31, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$1,599,752	$8,243,817	$9,843,569
Equity investments(1)	—	—	84,652	84,652
Money market funds(1)(2)	71,891	—	—	71,891
Forward currency contracts	—	1,399	—	1,399
Interest rate swaps	—	12,176	—	12,176
Total assets, at fair value:	$71,891	$1,613,327	$8,328,469	$10,013,687
Liabilities, at fair value:
Forward currency contracts	$—	$(4,660)	$—	$(4,660)
Interest rate swaps	—	(8,229)	—	(8,229)
Total liabilities, at fair value:	$—	$(12,889)	$—	$(12,889)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$1,750,395	$6,740,019	$8,490,414
Equity investments(1)	—	—	64,837	64,837
Money market funds(1)(2)	412,636	—	—	412,636
Forward currency contracts	—	388	—	388
Interest rate swaps	—	23,013	—	23,013
Total assets, at fair value:	$412,636	$1,773,796	$6,804,856	$8,991,288
Liabilities, at fair value:
Forward currency contracts	$—	$(9,507)	$—	$(9,507)
Interest rate swaps	—	(3,121)	—	(3,121)
Total liabilities, at fair value:	$—	$(12,628)	$—	$(12,628)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in “Cash equivalents” and “Restricted cash equivalents” on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $(137,664) and $(127,375), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the "Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $15,426 and $7,078, respectively.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2026 and 2025:

	For the six months ended March 31, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$6,740,019	$64,837	$6,804,856
Net change in unrealized appreciation (depreciation) on investments	(129,531)	170	(129,361)
Net translation of investments in foreign currencies	(8,939)	(33)	(8,972)
Realized gain (loss) on investments	55	—	55
Realized gain (loss) on translation of investments in foreign currencies	4,954	—	4,954
Fundings of (proceeds from) revolving loans, net	35,765	—	35,765
Purchases and fundings of investments	2,190,916	35,812	2,226,728
PIK interest and non-cash dividends	23,520	1,258	24,778
Proceeds from principal payments and sales of portfolio investments	(588,278)	(17,392)	(605,670)
Accretion of discounts and amortization of premiums	9,532	—	9,532
Transfers into Level 3(1)	58,642	—	58,642
Transfers out of Level 3(1)	(92,838)	—	(92,838)
Fair value, end of period	$8,243,817	$84,652	$8,328,469

	For the six months ended March 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,638,140	$11,443	$2,649,583
Net change in unrealized appreciation (depreciation) on investments	8,547	908	9,455
Net translation of investments in foreign currencies	(4,627)	—	(4,627)
Realized gain (loss) on investments	3	—	3
Realized gain (loss) on translation of investments in foreign currencies	(297)	—	(297)
Fundings of (proceeds from) revolving loans, net	10,062	—	10,062
Purchases and fundings of investments	1,338,661	8,492	1,347,153
PIK interest and non-cash dividends	9,633	214	9,847
Proceeds from principal payments and sales of portfolio investments	(148,967)	—	(148,967)
Accretion of discounts and amortization of premiums	5,797	—	5,797
Transfers out of Level 3(1)	(7,974)	—	(7,974)
Fair value, end of period	$3,848,978	$21,057	$3,870,035

(1) Transfers between levels are recognized at the beginning of the period in which the transfers occur.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$338,397	Yield analysis	Market interest rate	7.8% - 11.3% (8.1%)
		Market comparable companies	EBITDA multiples	5.8x - 20.5x (11.2x)
	121,938	Broker quotes	Broker quotes	N/A
One stop loans(2)(3)	$7,390,065	Yield analysis	Market interest rate	3.5% - 20.5% (8.7%)
		Market comparable companies	EBITDA multiples	7.3x - 29.5x (14.9x)
			Revenue multiples	0.8x - 14.5x (6.9x)
	76,869	Broker quotes	Broker quotes	N/A
Subordinated debt and second lien loans	$85,795	Yield analysis	Market interest rate	10.8% - 14.3% (12.3%)
		Market comparable companies	EBITDA multiples	13.0x - 21.0x (18.1x)
Structured finance note	$230,753	Broker quotes	Broker quotes	N/A
Equity(4)	$84,652	Market comparable companies	EBITDA multiples	7.3x - 26.0x (16.6x)
			Revenue multiples	0.8x - 15.5x (13.1x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $6,671,843 and $718,222 of one stop loans using EBITDA and revenue multiples, respectively.
(3)$14,777 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $67,050 and $17,602 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “Debt” and “Other short-term borrowings” which are reported at cost or the carrying value (as defined in the table below), all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s 2027 Notes and debt securitizations are estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s revolving credit facilities and short-term borrowings approximates their carrying value due to their variable interest rates based on selected short-term rates.

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$5,492,205	$5,463,207	$4,699,707	$4,729,387
Other short-term borrowings	149,491	149,491	74,178	74,178
(1)As of March 31, 2026 and September 30, 2025, carrying value is inclusive of (i) unamortized premium and/or unaccreted original issue discount and (ii) an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes. See Note 5 for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding common shares. As a result of such approval, effective as of May 18, 2023, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2026, the Company’s asset coverage for borrowed amounts was 180.1%.

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

The notes offered in the 2025-R Debt Securitization (the “2025 Reset Notes”) were issued by the 2025-R Issuer, a subsidiary of 2025-R CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The Secured Notes offered in the 2025-R Debt Securitization consist of $500,000 of AAA Class A-1R Senior Secured Floating Rate 2025 Reset Notes, which bear interest at the three-month SOFR plus 1.45% and $76,200 of AAA Class A-2 Senior Secured Floating Rate 2025 Reset Notes, which bear interest at the three-month SOFR plus 1.65%. Additionally, the 2025-R Issuer issued $285,650 of Subordinated 2025 Reset Notes due 2125 (the “Subordinated 2025 Reset Notes”), which do not bear interest. In partial consideration for the loans transferred to the 2025-R Issuer as part of the 2025-R Debt Securitization, the 2025-R CLO Depositor received and retained $20,200 of Class A-2 2025 Reset Notes, $69,700 of AA Class B-R Senior Secured Floating Rate 2025 Reset Notes and $285,650 of Subordinated 2025 Reset Notes, which were eliminated in consolidation.

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

As of March 31, 2026 and September 30, 2025, there were 116 and 77 portfolio companies, respectively, with total fair value of $914,964 and $679,738, securing the 2025 Reset Notes. The pool of loans in the 2025-R Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2025-R Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of March 31, 2026 based on the last interest rate reset was 3.7%.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2025-R Debt Securitization and the 2023 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$7,216	$7,359	$14,837	$15,348
Accretion of discounts on notes issued	—	24	—	48
Amortization of debt issuance costs	150	111	299	224
Total interest and other debt financing expenses	$7,366	$7,494	$15,136	$15,620
Cash paid for interest expense	$10,265	$7,689	$10,265	$16,381
Annualized average stated interest rate	5.3%	6.9%	5.4%	7.1%
Average outstanding balance	$556,000	$434,000	$556,000	$434,000

As of March 31, 2026, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1R and A-2R 2025 Reset Notes are as follows:

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

2025 Debt Securitization: On September 18, 2025, the Company completed a $868,570 term debt securitization (the “2025 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2025 Debt Securitization (the “2025 Notes”) were issued by the 2025 Issuer, a subsidiary of 2025 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2025 Notes offered in the 2025 Debt Securitization consist of $430,000 of AAA Class A-1 Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.47%; $14,440 of AAA Class A-2 Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.65% and $59,650 of AA Class B Senior Secured Floating Rate 2025 Notes, which bear interest at the three-month SOFR plus 1.80%. Additionally, the 2025 Issuer issued $209,140 of Subordinated 2025 Notes due 2125 (the “Subordinated 2025 Notes”), which do not bear interest. In partial consideration for the loans transferred to the 2025 Issuer as part of the 2025 Debt Securitization, the 2025 CLO Depositor received and retained $60,340 of Class C Secured Deferrable Floating Rate 2025 Notes and $209,140 of Subordinated 2025 Notes, which were eliminated in consolidation.

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

As of March 31, 2026 and September 30, 2025, there were 72 and 59 portfolio companies, respectively, with total fair value of $855,091 and $700,937, respectively, securing the 2025 Notes. The pool of loans in the 2025 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2025 Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of March 31, 2026 based on the last interest rate reset was 3.7%.

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2025 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$7,832	$—	$16,176	$—
Amortization of debt issuance costs	123	—	248	—
Total interest and other debt financing expenses	$7,955	$—	$16,424	$—
Cash paid for interest expense	$11,277	$—	$11,277	$—
Annualized average stated interest rate	5.3%	N/A	5.4%	N/A
Average outstanding balance	$599,090	$—	$599,090	$—

As of March 31, 2026, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1, Class A-2, and Class B 2025 Notes, and of the Class A-1L-1, Class A-1L-2, Class A-2L and Class B-L 2025 Loans are as follows:

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

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2026-B Debt Securitization: On January 14, 2026, GCRED BSL CLO 1 (the “2026-B Issuer”), an indirect and wholly owned and primarily controlled subsidiary of the Company, completed a $400,150 term debt securitization (the “2026-B Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2026-B Debt Securitization (the “2026-B Notes”) were issued by the 2026-B Issuer, a subsidiary of 2026-B CLO Depositor, and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2026-B Debt Securitization consist of $264,000 of AAA Class A-1 Senior Secured Floating Rate 2026-B Notes due 2034, which bear interest at the three-month SOFR plus 1.05% (the “Class A-1 Notes”); $8,000 of AAA Class A-2 Senior Secured Floating Rate 2026-B Notes due 2034, which bear interest at the three-month SOFR plus 1.30% (the “Class A-2 Notes”); $35,000 of AA Class B Senior Secured Floating Rate 2026-B Notes due 2034, which bear interest at the three-month SOFR plus 1.45% (the “Class B Notes”); $28,000 of Class C Secured Deferrable Floating Rate 2026-B Notes due 2034, which bear interest at the three-month SOFR plus 1.70% (the “Class C Notes”). Additionally, the 2026-B Issuer issued $65,150 of Subordinated 2026-B Notes due 2126 (the “Subordinated 2026-B Notes”), which do not bear interest. In partial consideration for the loans transferred to the 2026-B Issuer as part of the 2026-B Debt Securitization, the 2026-B CLO Depositor received and retained $65,150 of Subordinated 2026-B Notes, which were eliminated in consolidation.

As of March 31, 2026, there were 130 portfolio companies with total fair value of $379,688, securing the 2026 Notes. The pool of loans in the 2026-B Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the 2026-B Debt Securitization is based on three-month term SOFR. The three-month term SOFR in effect as of March 31, 2026 based on the last interest rate reset was 3.7%.

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2026-B Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$3,450	$—	$3,450	$—
Amortization of debt issuance costs	36	—	36	—
Total interest and other debt financing expenses	$3,486	$—	$3,486	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	4.9%	N/A	4.9%	N/A
Average outstanding balance	$286,611	$—	$141,731	$—

As of March 31, 2026, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A-1, Class A-2, and Class B Notes are as follows:

Description	Class A-1 2026-B Notes	Class A-2 2026-B Notes	Class B 2026-B Notes	Class C 2026-B Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$264,000	$8,000	$35,000	$28,000
Fitch Rating	"AAA"	"AAA"	"AA"	"A"
Interest Rate	SOFR + 1.05%	SOFR + 1.30%	SOFR + 1.45%	SOFR + 1.70%

The Investment Adviser serves as collateral manager to the 2026-B Issuer and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2026-B Issuer for rendering such collateral management services.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
SMBC Credit Facility: On September 6, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “SMBC Credit Facility”) with the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. As of March 31, 2026, the SMBC Credit Facility allowed the Company to borrow up to $2,602,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions, which includes a term loan commitment of $75,000. Under the SMBC Credit Facility, the lenders have agreed to provide the Company with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments up to a maximum total facility size of $3,000,000. Through a series of amendments and agreements, most recently on February 11, 2026, the Company increased the aggregate commitments under the SMBC Credit Facility from $1,115,000 to $2,602,500 through the accordion feature under the SMBC Credit Facility.

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

As of March 31, 2026 and September 30, 2025, the Company had outstanding debt of $1,135,026 and $1,297,041, respectively, and no letters of credit outstanding under the SMBC Credit Facility.

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the SMBC Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$19,701	$8,311	$39,520	$13,541
Facility fees	912	628	2,029	1,435
Amortization of debt issuance costs	1,146	755	2,287	1,369
Total interest and other debt financing expenses	$21,759	$9,694	$43,836	$16,345
Cash paid for interest expense	$23,357	$9,027	$38,859	$15,173
Annualized average stated interest rate(1)	5.3%	6.0%	5.3%	5.8%
Average outstanding balance	$1,501,882	$564,783	$1,486,179	$464,815

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

Borrowings under the BANA Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin, which is based on the composition of the portfolio and ranges from a floor of 1.70% per annum to 1.95% per annum. Additionally, GCRED Funding pays a commitment fee on the unused portion of commitments of (i) 0.25% per annum through September 9, 2025 and (ii) either 0.50% or 1.75% per annum (or both), based on the amount of the unfunded commitments. A reduction fee may be payable in the event of any permanent reduction in commitments of the BANA Credit Facility.

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
As of March 31, 2026 and September 30, 2025, the Company had $449,700 and $310,000 of outstanding debt under the BANA Credit Facility, respectively.
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the BANA Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$6,572	$—	$12,981	$—
Facility fees	11	—	63	—
Amortization of debt issuance costs	167	—	337	—
Total interest and other debt financing expenses	$6,750	$—	$13,381	$—
Cash paid for interest expense	$6,847	$—	$11,356	$—
Annualized average stated interest rate	5.4%	N/A	5.5%	N/A
Average outstanding balance	$491,219	$—	$476,140	$—

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

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$7,261	$7,448	$14,638	$15,060
Net contractual interest rate swap expense	(568)	(89)	(824)	252
Net (gain)/loss related to fair value hedge	167	(307)	254	3,676
Amortization of debt issuance costs	445	418	900	873
Total interest and other debt financing expenses	$7,305	$7,470	$14,968	$19,861
Cash paid for interest expense(1)	$15,248	$15,978	$14,179	$15,960
Annualized average contractual interest rate swap and stated interest rate(2)	6.3%	7.0%	6.5%	7.2%
Average outstanding balance	$429,365	$425,883	$429,343	$427,840

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.
(2)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.

2028 Notes: On July 23, 2025, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of March 31, 2026, the outstanding aggregate principal amount of the 2028 Notes was $500,000. The 2028 Notes bear interest at a rate of 5.450% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2026. The 2028 Notes mature on July 15, 2028.

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

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$6,813	$—	$13,626	$—
Net contractual interest rate swap expense	82	—	669	—
Accretion of discounts on notes issued	268	—	541	—
Amortization of debt issuance costs	347	—	692	—
Total interest and other debt financing expenses	$7,510	$—	$15,528	$—
Cash paid for interest expense(1)	$7,173	$—	$14,949	$—
Annualized average contractual interest rate swap and stated interest rate	5.6%	N/A	5.7%	N/A
Average outstanding balance	$500,000	$—	$500,000	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2029 Notes: On September 12, 2024, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of March 31, 2026, the outstanding aggregate principal amount of the 2029 Notes was $500,000. The 2029 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 12 and September 12 of each year, commencing on March 12, 2025. The 2029 Notes mature on September 12, 2029.

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

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$7,250	$7,250	$14,500	$14,500
Net contractual interest rate swap expense	570	1,385	1,648	3,552
Net (gain)/loss related to fair value hedge	(137)	(145)	(168)	(930)
Accretion of discounts on notes issued	258	258	522	522
Amortization of debt issuance costs	310	277	627	582
Total interest and other debt financing expenses	$8,251	$9,025	$17,129	$18,226
Cash paid for interest expense(1)	$7,529	$8,353	$16,160	$18,124
Annualized average contractual interest rate swap and stated interest rate	6.3%	7.0%	6.5%	7.2%
Average outstanding balance	$500,000	$500,000	$500,000	$500,000

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2030 Notes: On February 24, 2025, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2030 Notes”). As of March 31, 2026, the outstanding aggregate principal amount of the 2030 Notes was $500,000. The 2030 Notes bear interest at a rate of 5.875% per year payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2025. The 2030 Notes mature on May 1, 2030.

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

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2030 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$7,344	$3,019	$14,688	$3,019
Net contractual interest rate swap expense	(589)	11	(628)	11
Accretion of discounts on notes issued	277	111	561	111
Amortization of debt issuance costs	296	126	598	126
Total interest and other debt financing expenses	$7,328	$3,267	$15,219	$3,267
Cash paid for interest expense(1)	$7,083	$—	$14,856	$—
Annualized average contractual interest rate swap and stated interest rate	5.5%	6.1%	5.6%	6.1%
Average outstanding balance	$500,000	$200,000	$500,000	$98,901

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

2031 Notes: On January 29, 2026, the Company completed an offering of $500,000 aggregate principal amount of its 5.600% unsecured notes due 2031 (the “2031 Notes”). As of March 31, 2026, the outstanding aggregate principal amount of the 2031 Notes was $500,000. The 2031 Notes will mature on April 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price. The 2031 Notes bear interest at a rate of 5.600% per year payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2026.

The 2031 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2031 Notes. The 2031 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to all of the Company’s existing and future secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebted (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2031 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2031 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2031 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points less interest accrued to the date of redemption. If the Company redeems any 2031 Notes on or after March 31, 2031 (the date falling one month prior to the maturity date of the 2031 Notes), the redemption price for the 2031 Notes will be equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date. No sinking fund is provided for the 2031 Notes.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In connection with the 2031 Notes, the Company entered into interest rate swap agreements with SMBC and BNP as counterparties. Under the agreement with SMBC, the Company receives a fixed interest rate of 5.600% and pays SMBC a floating interest rate of SOFR plus 1.9485% on the first $300,000 of the 2031 Notes. Under the agreement with BNP, the Company receives a fixed interest rate of 5.600% and pays BNP a floating interest rate of SOFR plus 1.955% on the second $200,000 of the 2031 Notes.

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2031 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$4,822	$—	$4,822	$—
Net contractual interest rate swap expense	16	—	16	—
Accretion of discounts on notes issued	185	—	185	—
Amortization of debt issuance costs	178	—	178	—
Total interest and other debt financing expenses	$5,201	$—	$5,201	$—
Cash paid for interest expense(1)	$—	$—	$—	$—
Annualized average contractual interest rate swap and stated interest rate	5.7%	N/A	5.7%	N/A
Average outstanding balance	$344,444	$—	$170,330	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument, if any.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2026, permitted the Company to borrow up to $300,000 in U.S. dollars and certain agreed upon foreign currencies and which has a maturity date of July 3, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2026 was 3.5%. As of March 31, 2026 and September 30, 2025, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$15	$—	$15	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	3.6%	N/A	3.6%	N/A
Average outstanding balance	$1,722	$—	$851	$—

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

As of March 31, 2026, the Company had $149,491 of other short-term borrowings and the fair value of the loans collateralizing the short-term borrowings was $244,950. As of September 30, 2025, the Company had $74,178 of other short-term borrowings and the fair value of the loans collateralizing the short-term borrowings was $109,743.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$1,813	$—	$3,307	$—
Cash paid for interest expense	1,804	—	3,178	—
Annualized average stated interest rate	4.8%	N/A	4.9%	N/A
Average outstanding balance	$153,062	$—	$134,642	$—

For the three and six months ended March 31, 2026, the average total debt outstanding was $5,863,395 and $5,494,306, respectively. For the three and six months ended March 31, 2025, the average total debt outstanding was $2,124,666 and $1,925,556, respectively.

For the three and six months ended March 31, 2026, the effective average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, on the Company’s total debt was 5.9% and 6.0%, respectively. For the three and six months ended March 31, 2025, the effective average interest rate, which includes amortization of debt financing costs, non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2029 Notes and 2030 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2029 Notes and 2030 Notes, on the Company’s total debt was 7.1% and 7.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Debt Securitization(1)	$599,090	$—	$—	$—	$599,090
2025-R Debt Securitization(1)	556,000	—	—	—	556,000
2026-B Debt Securitization(1)	335,000	—	—	—	335,000
SMBC Credit Facility(1)	1,135,026	—	—	1,135,026	—
BANA Credit Facility	449,700	—	—	—	449,700
2027 Notes(2)	431,777	—	431,777	—	—
2028 Notes(1)(2)	496,651	—	496,651	—	—
2029 Notes(1)(2)	491,214	—	—	491,214	—
2030 Notes(1)(2)	504,383	—	—	504,383	—
2031 Notes(1)(2)	493,364	—	—	—	493,364
Other short-term borrowings	149,491	149,491	—	—	—
Total borrowings	$5,641,696	$149,491	$928,428	$2,130,623	$2,433,154

(1) Represents principal outstanding plus unamortized premium and/or unaccreted original issue discount.
(2) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2026, the Company had outstanding commitments to fund investments totaling $1,801,569, including $633,356 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $1,875,139, including $520,417 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swaps as of March 31, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
	2026		2025
Per share data:(1)	Class I	Class S	Class I	Class S^^
Net asset value at beginning of period	$25.16	$25.16	$25.10	$25.10
Distributions declared:(2)
From net investment income - after tax	(1.13)	(1.02)	(1.16)	(1.05)
Net investment income - after tax	1.11	1.11	1.07	1.07
Net realized gain (loss) on investment transactions	0.01	0.01	(0.01)	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(1.01)	(1.01)	0.05	0.05
Distribution and shareholder servicing fees	—	(0.11)	—	(0.11)
Net asset value at end of period	$24.14	$24.14	$25.05	$25.05
Total return based on net asset value per share(4)	0.46%	(0.02)%	4.67%	4.09%
Number of common shares outstanding	179,571,696	8,893,685	93,061,716	4,840,168

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Six months ended March 31,
	2026		2025
Listed below are supplemental data and ratios to the financial highlights:	Class I	Class S	Class I	Class S^^
Ratio of net investment income - after tax to average net assets*(5)	8.92%	8.08%	8.56%	7.74%
Ratio of total expenses to average net assets*(5)(6)	9.81%	10.67%	9.73%	10.55%
Ratio of incentive fees to average net assets(6)	0.55%	0.55%	0.63%	0.62%
Ratio of net expenses to average net assets*(5)(6)	9.81%	10.67%	9.73%	10.55%
Ratio of total expenses (without incentive fees) to average net assets*(5)	9.26%	10.12%	9.10%	9.93%
Total return based on average net asset value(5)(7)	0.25%	(0.11)%	4.39%	3.93%
Total return based on average net asset value - annualized*(5)(7)	0.50%	(0.22)%	8.80%	7.88%
Net assets at end of period	$4,334,583	$214,650	$2,331,309	$121,254
Average debt outstanding(8)	$5,494,306	$5,494,306	$1,925,556	$1,925,556
Average debt outstanding per share(8)	$30.76	$30.76	$22.92	$22.92
Portfolio Turnover*(8)	19.32%	19.32%	11.13%	11.13%
Asset coverage ratio(8)(9)	180.06%	180.06%	207.02%	207.02%
Asset coverage ratio per unit(8)(10)	$1,801	$1,801	$2,070	$2,070
Average market value per unit(8)(11):
2025-R Debt Securitization	N/A	N/A	N/A	N/A
2025 Debt Securitization	N/A	N/A	—	—
2026-B Debt Securitization	N/A	N/A	—	—
SMBC Credit Facility	N/A	N/A	N/A	N/A
BANA Credit Facility	N/A	N/A	—	—
2027 Notes	N/A	N/A	N/A	N/A
2028 Notes	$1,002	$1,002	—	—
2029 Notes	$1,008	$1,008	$985	$985
2030 Notes	$1,007	$1,007	$1,003	$1,003
2031 Notes	$972	$972	—	—
Adviser Revolver	N/A	N/A	N/A	N/A
Other Short-Term Borrowings	N/A	N/A	—	—

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
(11)Not applicable because such senior securities are not registered for public trading, with the exception of the 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes. The average market value per unit calculated for the 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 10. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value. The Company offers on a continuous basis up to $10.0 billion of Common Shares pursuant to the Public Offering. The Company has received an exemptive order from the SEC that permits the Company to issue multiple share classes through Class S Shares, Class D Shares and Class I Shares, with, among others, different ongoing shareholder servicing and/or distribution fees. The share classes have different ongoing distribution and/or shareholder servicing fees. As of April 1, 2024, the Company had received purchase orders from greater than 100 investors for Class S Shares, and the Board authorized the release of Class S proceeds from escrow. As of such date, the Company issued and sold 814,973 Class S Shares, and the escrow agent released net proceeds of $20,513 to the Company as payment for such Class S Shares. If the Company begins selling Class D Shares, we will accept purchase orders and hold investors' funds in an interest-bearing escrow account for Class D Shares until we receive purchase orders pursuant to the Public Offering for at least 100 investors in Class D Shares.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the Common Shares issued and net proceeds from the Public Offering during the six months ended March 31, 2026 and 2025.

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended March 31, 2026
October 1, 2025	6,097,564	$153,415
November 1, 2025	6,240,826	156,957
December 1, 2025	3,931,480	98,877
January 1, 2026	3,316,240	83,403
February 1, 2026	4,744,745	118,808
March 1, 2026	3,314,114	81,494
	27,644,969	$692,954

For the six months ended March 31, 2025
October 1, 2024	3,715,049	$93,248
November 1, 2024	3,559,514	89,201
December 1, 2024	4,109,877	103,076
January 1, 2025	3,649,429	91,747
February 1, 2025	5,145,177	129,247
March 1, 2025	6,030,716	151,371
	26,209,762	$657,890

	Class S
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended March 31, 2026
October 1, 2025	487,943	$12,276
November 1, 2025	540,086	13,583
December 1, 2025	121,948	3,067
January 1, 2026	180,915	4,550
February 1, 2026	180,931	4,531
March 1, 2026	256,059	6,297
	1,767,882	$44,304

For the six months ended March 31, 2025
October 1, 2024	362,867	$9,108
November 1, 2024	223,271	5,595
December 1, 2024	198,547	4,980
January 1, 2025	419,296	10,541
February 1, 2025	300,706	7,553
March 1, 2025	627,889	15,760
	2,132,576	$53,537

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In connection with the Public Offering, the Company sells shares at an offering price per share as determined in accordance with a share pricing policy. Under such policy, in connection with each monthly closing on the sale of Class S Shares, Class D Shares and Class I Shares, the Board has authorized the Investment Adviser to establish a net offering price that it believes reflects a price per share that is no less than the then-current NAV per share. The following table summarizes the net offering price per share of Common Shares in the Public Offering during the six months ended March 31, 2026 and 2025.

	Net Offering Price Per Share
	Class I	Class S
For the six months ended March 31, 2026
October 31, 2025	$25.15	$25.15
November 30, 2025	25.15	25.15
December 31, 2025	25.15	25.15
January 31, 2026	25.04	25.04
February 28, 2026	24.59	24.59
March 31, 2026	24.14	24.14

For the six months ended March 31, 2025
October 31, 2024	$25.06	$25.06
November 30, 2024	25.08	25.08
December 31, 2024	25.14	25.14
January 31, 2025	25.12	25.12
February 28, 2025	25.10	25.10
March 31, 2025	25.05	25.05

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Distributions and Distribution Reinvestment

The Board authorizes and declares monthly distribution amounts per share that are recorded by the Company on the record date. The following tables summarize the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2026 and 2025.

Class I
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the six months ended March 31, 2026
August 1, 2025	October 31, 2025	November 26, 2025	160,305,396	$0.1875	$—	$0.1875	$30,055
November 14, 2025	November 30, 2025	December 30, 2025	164,917,320	0.1875	—	0.1875	30,922
November 14, 2025	December 31, 2025	January 29, 2026	169,195,375	0.1875	—	0.1875	31,724
November 14, 2025	January 31, 2026	February 26, 2026	172,864,976	0.1875	—	0.1875	32,412
February 2, 2026	February 28, 2026	March 30, 2026	175,889,215	0.1875	—	0.1875	32,980
February 2, 2026	March 31, 2026	April 29, 2026	179,571,695	0.1875	—	0.1875	33,670
Total dividends declared for the six months ended March 31, 2026							$191,763

For the six months ended March 31, 2025
August 2, 2024	October 31, 2024	November 27, 2024	70,286,774	$0.2200	$—	$0.2200	$15,463
November 14, 2024	November 30, 2024	December 27, 2024	73,471,107	0.1875	—	0.1875	13,776
November 14, 2024	December 30, 2024	January 30, 2025	77,769,569	0.1875	0.0050	0.1925	14,971
November 14, 2024	January 31, 2025	February 27, 2025	81,622,147	0.1875	—	0.1875	15,305
February 3, 2025	February 28, 2025	March 28, 2025	86,802,913	0.1875	—	0.1875	16,276
February 3, 2025	March 31, 2025	April 29, 2025	93,061,716	0.1875	—	0.1875	17,449
Total dividends declared for the six months ended March 31, 2025							$93,240

Class S
Date Declared	Record Date	Payment Date	Shares Outstanding	Regular Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Total Dividends Declared
For the six months ended March 31, 2026
August 1, 2025	October 31, 2025	November 26, 2025	7,957,633	$0.1697	$—	$0.1697	$1,352
November 14, 2025	November 30, 2025	December 30, 2025	8,477,229	0.1697	—	0.1697	1,439
November 14, 2025	December 31, 2025	January 29, 2026	8,628,628	0.1697	—	0.1697	1,464
November 14, 2025	January 31, 2026	February 26, 2026	8,838,805	0.1697	—	0.1697	1,500
February 2, 2026	February 28, 2026	March 30, 2026	8,606,052	0.1698	—	0.1698	1,461
February 2, 2026	March 31, 2026	April 29, 2026	8,893,685	0.1701	—	0.1701	1,513
Total dividends declared for the six months ended March 31, 2026							$8,729

For six months ended March 31, 2025
August 2, 2024	October 31, 2024	November 27, 2024	3,007,320	$0.2022	$—	$0.2022	$608
November 14, 2024	November 30, 2024	December 27, 2024	3,243,641	0.1697	—	0.1697	551
November 14, 2024	December 30, 2024	January 30, 2025	3,453,828	0.1697	0.0050	0.1747	603
November 14, 2024	January 31, 2025	February 27, 2025	3,886,006	0.1697	—	0.1697	660
February 3, 2025	February 28, 2025	March 28, 2025	4,196,829	0.1697	—	0.1697	712
February 3, 2025	March 31, 2025	April 29, 2025	4,840,168	0.1697	—	0.1697	822
Total dividends declared for the six months ended March 31, 2025							$3,956

(1) Distribution per share is net of shareholder servicing and/or distribution fees.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2026 and 2025.

Class I
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2026
October 30, 2025	325,066	$25.16	$8,179
November 26, 2025	334,265	25.15	8,407
December 30, 2025	346,575	25.15	8,716
January 29, 2026	353,361	25.15	8,887
February 26, 2026	356,518	25.04	8,927
March 30, 2026	368,366	24.59	9,058
	2,084,151		$52,174

For the six months ended March 31, 2025
October 30, 2024	197,077	$25.10	$4,946
November 27, 2024	216,448	25.06	5,424
December 27, 2024	188,585	25.08	4,730
January 30, 2025	203,149	25.14	5,107
February 27, 2025	208,605	25.12	5,240
March 28, 2025	228,087	25.10	5,725
	1,241,951		$31,172

Class S
Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2026
October 30, 2025	26,025	$25.16	$655
November 26, 2025	27,417	25.15	690
December 30, 2025	29,451	25.15	740
January 29, 2026	29,263	25.15	736
February 26, 2026	30,215	25.04	757
March 30, 2026	31,573	24.59	776
	173,944		$4,354

For the six months ended March 31, 2025
October 30, 2024	10,731	$25.10	$269
November 27, 2024	13,050	25.06	327
December 27, 2024	11,639	25.08	292
January 30, 2025	12,882	25.14	324
February 27, 2025	14,028	25.12	353
March 28, 2025	15,450	25.10	388
	77,780		$1,953
(1) Reflects DRIP shares issued multiplied by the unrounded amount per share.

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Share Repurchase Program

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding as of the close of the calendar quarter prior to the applicable valuation date (the “Determination Date”). The Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice, if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents share repurchases completed under the share repurchase program during the six months ended March 31, 2026 and 2025:

Share Repurchase Offering Determination Date	Repurchase Effective Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the Repurchase Program(3)(4)
For the six months ended March 31, 2026
June 30, 2025	November 3, 2025	2,011,072	1.67%	$25.16	September 30, 2025	$50,495	—
September 30, 2025	February 2, 2026	2,520,922	1.56%	25.15	December 31, 2025	63,351	—
		4,531,994				$113,846	—

For the six months ended March 31, 2025
June 30, 2024	November 1, 2024	591,629	1.07%	$25.10	September 30, 2024	$14,847	—
September 30, 2024	February 3, 2025	176,927	0.26%	25.14	December 31, 2024	4,438	—
		768,556				$19,285	—

(1)Percentage is based on total shares as of the share repurchase offering determination date.
(2)Amounts shown net of Early Repurchase Deduction.
(3)Total number of unaccepted share repurchase requested amounts may be purchased through future repurchase offerings under the repurchase program.
(4)All repurchase requests were satisfied in full.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
	Class I	Class S	Class I	Class S	Class I	Class S	Class I	Class S
Earnings (loss) available to shareholders	$(80,359)	$(4,398)	$40,924	$1,787	$10,550	$(234)	$88,449	$3,701
Basic and diluted weighted average shares outstanding	175,788,280	8,757,626	86,980,089	4,298,524	170,083,135	8,540,698	80,251,878	3,755,598
Basic and diluted earnings (loss) per share	$(0.46)	$(0.51)	$0.47	$0.42	$0.06	$(0.03)	$1.10	$0.99

Golub Capital Private Credit Fund and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

The Company received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective April 1, 2026
Class I	$45,561
Class S	$2,053
Approximate subscriptions effective May 1, 2026
Class I	$25,091
Class S	$2,175

On April 23, 2026, the Company entered into a fifth amendment to the SMBC Credit Facility (the “Fifth Amendment”) to (i) increase the aggregate commitments under the SMBC Credit Facility from $2,602,500 to $3,127,500, (ii) increase the accordion feature under the SMBC Credit Facility, which allows the Company to increase the total size of the facility from $3,000,000 to $4,500,000, (iii) reduce the applicable margin on borrowings under the SMBC Credit Facility from 1.875% to 1.75% for any term benchmark loan or RFR loan and remove the 0.10% Term SOFR spread adjustment and (iv) extend the revolving period and maturity dates under the SMBC Credit Facility to four and five years, respectively, from the Fifth Amendment closing date.

On April 29, 2026, the Company issued 347,278 Class I Shares and 32,422 Class S Shares through the DRIP.

The Company received shareholder requests to repurchase approximately 8.5% of Common Shares outstanding as of the December 31, 2025 Determination Date for the tender offer that commenced on March 27, 2026, which exceeded the Company’s offer to repurchase up to 5% of Common Shares outstanding as of the December 31, 2025 Determination Date. Effective May 1, 2026, the Company accepted these requests on a pro rata basis, repurchasing 8,891,200 Common Shares.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
February 2, 2026	April 30, 2026	May 28, 2026	$0.1875
May 1, 2026	May 31, 2026	June 29, 2026	$0.1875
May 1, 2026	June 30, 2026	July 30, 2026	$0.1875
May 1, 2026	July 31, 2026	August 28, 2026	$0.1875
Class S Distributions
February 2, 2026	April 30, 2026	May 28, 2026	$0.1875
May 1, 2026	May 31, 2026	June 29, 2026	$0.1875
May 1, 2026	June 30, 2026	July 30, 2026	$0.1875
May 1, 2026	July 31, 2026	August 28, 2026	$0.1875

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
As of March 31, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of March 31, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$2,045,890	20.6%	$2,285,901	26.7%
One stop	7,466,934	75.2	5,948,840	69.5
Second lien	27,298	0.3	35,084	0.4
Subordinated debt	58,497	0.6	57,646	0.7
Structured finance note	244,950	2.5	162,943	1.9
Equity	84,652	0.8	64,837	0.8
Total	$9,928,221	100.0%	$8,555,251	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2026 and September 30, 2025, one stop loans included $643.4 million and $551.3 million, respectively, of recurring revenue loans at fair value.
Senior secured loans include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager (“BSLs”). As of March 31, 2026 and September 30, 2025, senior secured loans included $1,707.5 million and $1,932.3 million, respectively, of BSLs at fair value.
As of March 31, 2026 and September 30, 2025, we had debt and equity investments in 458 and 414 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments for the three months ended March 31, 2026, December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average income yield(1)*	8.6%	9.0%	8.8%	9.9%
Weighted average investment income yield(2)*	8.8%	9.2%	9.0%	10.2%
Weighted average income yield of total investments(3)*	8.6%	8.9%	8.7%	9.9%
Weighted average investment income yield of total investments(4)*	8.7%	9.1%	8.9%	10.2%

*Annualized
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
In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies—Revenue Recognition.” We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.

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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, GCRED BSL CLO 1, or the 2026-B Issuer, under a collateral management agreement, or the 2026-B Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.50% of the principal balance of the portfolio loans held by the 2026-B Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2026-B Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

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

Collateral management fees are paid directly by the 2026-B Issuer, the 2025-R Issuer and the 2025 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2026-B Issuer paid SG Americas Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2026-B Debt Securitization. The 2025-R Issuer, formerly the 2023 Issuer and the CLO Vehicle, paid SG Americas Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2023 Debt Securitization. The 2025 Issuer paid SG Americas Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2025 Debt Securitization. Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2026-B Issuer, the 2025-R Issuer and the 2025 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of each Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common shareholders indirectly bear all of these expenses.

Recent Developments

We received proceeds from the issuance of Common Shares pursuant to the Public Offering as set forth in the table below:

Share Class	Net Proceeds
Subscriptions effective April 1, 2026
Class I	$45.6 million
Class S	$2.1 million
Approximate subscriptions effective May 1, 2026
Class I	$25.1 million
Class S	$2.2 million

On April 23, 2026, we entered into the Fifth Amendment to (i) increase the aggregate commitments under the SMBC Credit Facility from $2,602.5 million to $3,127.5 million, (ii) increase the accordion feature under the SMBC Credit Facility, which allows the Company to increase the total size of the facility from $3,000.0 million to $4,500.0 million, (iii) reduce the applicable margin on borrowings under the SMBC Credit Facility from 1.875% to 1.75% for any benchmark loan or RFR loan and remove the 0.10% Term SOFR spread adjustment and (iv) extend the revolving period and maturity dates under the SMBC Credit Facility to four and five years, respectively, from the Fifth Amendment closing date.

On April 29, 2026, we issued 347,278 Class I Shares and 32,422 Class S Shares through the DRIP.

We received shareholder requests to repurchase approximately 8.5% of Common Shares outstanding as of the December 31, 2025 Determination Date for the tender offer that commenced on March 27, 2026, which exceeded our offer to repurchase up to 5% of Common Shares outstanding as of the December 31, 2025 Determination Date. Effective May 1, 2026, we accepted these requests on a pro rata basis, repurchasing 8,891,200 Common Shares.

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
February 2, 2026	April 30, 2026	May 28, 2026	$0.1875
May 1, 2026	May 31, 2026	June 29, 2026	$0.1875
May 1, 2026	June 30, 2026	July 30, 2026	$0.1875
May 1, 2026	July 31, 2026	August 28, 2026	$0.1875
Class S Distributions
February 2, 2026	April 30, 2026	May 28, 2026	$0.1875
May 1, 2026	May 31, 2026	June 29, 2026	$0.1875
May 1, 2026	June 30, 2026	July 30, 2026	$0.1875
May 1, 2026	July 31, 2026	August 28, 2026	$0.1875

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
Consolidated operating results for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	March 31, 2026 vs. March 31, 2025
	(In thousands)
Interest income	$200,940	$192,750	$8,190	$393,690	$182,748	$210,942
Payment-in-kind interest income	11,617	11,970	(353)	23,587	9,474	14,113
Discount Amortization	4,571	5,207	(636)	9,778	5,861	3,917
Non-cash dividend income	633	625	8	1,258	214	1,044
Dividend income	1	31	(30)	32	—	32
Fee income	680	733	(53)	1,413	559	854
Total investment income	218,442	211,316	7,126	429,758	198,856	230,902
Net expenses	118,074	113,633	4,441	231,707	109,278	122,429
Net investment income	100,368	97,683	2,685	198,051	89,578	108,473
Net realized gain (loss) on investment transactions	1,963	592	1,371	2,555	(438)	2,993
Net change in unrealized appreciation (depreciation) on investment transactions	(187,088)	(3,202)	(183,886)	(190,290)	3,010	(193,300)
Net increase in net assets resulting from operations	$(84,757)	$95,073	$(179,830)	$10,316	$92,150	$(81,834)
Average earning debt investments, at fair value	$10,049,421	$9,113,714	$935,707	$9,579,542	$3,895,891	$5,683,651
Average earning preferred equity investments, at fair value	$19,909	$19,191	$718	$19,550	$3,479	$16,071

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

Investment Income

Investment income increased from the three months ended December 31, 2025 to the three months ended March 31, 2026 by $7.1 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $935.7 million that was partially offset by (i) declining interest base rates resulting from the delayed impact of interest rate reductions in December 2025 and (ii) decreased discount amortization driven by decreased loan repayments.

Investment income increased from the six months ended March 31, 2025 to the six months ended March 31, 2026 by $230.9 million, primarily due to (i) increases in interest and PIK interest income and non-cash dividend income due to an increase in the average earning debt and preferred equity investment balances totaling $5.7 billion and (ii) an increase in discount amortization acceleration and non-recurring amendment and prepayment fees driven by repayments that were partially offset by declining interest base and spread rates.

The annualized income yield by debt security type for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Senior secured	7.1%	7.6%	7.4%	8.4%
One stop	9.0%	9.3%	9.1%	10.2%
Second lien	13.2%	13.0%	13.1%	13.2%
Subordinated debt	10.3%	10.5%	10.4%	11.3%
Structured finance note	7.8%	8.1%	7.9%	—%

Income yields on senior secured and one stop loans and structured finance notes decreased for three months ended March 31, 2026 as compared to the three months ended December 31, 2025 primarily due to the delayed impact of interest base rate reductions in December 2025. Income yields on senior secured and one stop loans decreased for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025 primarily due to declining interest base and spread rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 93.2% of our loan portfolio at fair value as of March 31, 2026 is subject to an interest rate floor. As of March 31, 2026 and September 30, 2025, the weighted average base floor of our loans was 0.58% and 0.59%, respectively.

As of March 31, 2026, we have second lien investments in one portfolio company and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	March 31, 2026 vs. March 31, 2025
	(In thousands)
Interest expense and other debt financing expenses	$81,543	$75,886	$5,657	$157,429	$70,145	$87,284
Amortization of deferred debt issuance costs	3,196	3,005	191	6,201	3,174	3,027
Base management fee	14,271	13,671	600	27,942	13,117	14,825
Income incentive fee	13,953	13,970	(17)	27,923	12,901	15,022
Capital gain incentive fee accrual (reversal) under GAAP	(3,163)	(335)	(2,828)	(3,498)	328	(3,826)
Administrative service fee	2,984	2,517	467	5,501	2,246	3,255
Professional fees	4,590	4,216	374	8,806	6,607	2,199
General and administrative expenses	235	256	(21)	491	358	133
Distribution and shareholder servicing fees	465	447	18	912	402	510
Net expenses	$118,074	$113,633	$4,441	$231,707	$109,278	$122,429
Average debt outstanding	$5,863,395	$5,136,589	$726,806	$5,494,306	$1,925,556	$3,568,750

Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $5.8 million from the three months ended December 31, 2025 to the three months ended March 31, 2026, primarily due to an increase in average debt outstanding of $726.8 million that was partially offset by lower interest base rates on our floating rate borrowings. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $90.3 million from the six months ended March 31, 2025 to the six months ended March 31, 2026, primarily due to an increase in average debt outstanding of $3,568.8 million that was partially offset by lower interest base rates on our floating rate borrowings and reduced interest rate spreads resulting from (i) the September 2025 issuances of our 2025 Debt Securitization and 2025-R Debt Securitization which bear interest at a weighted-average rate of three-month SOFR plus 1.49%, (ii) the November 2024 amendment to our SMBC Credit Facility that reduced the applicable margin to 1.875% and, to a lesser extent, (iii) the January 2026 issuance of our 2026-B Debt Securitization which bears interest at a weighted-average rate of three-month SOFR plus 1.15%. For more information about our outstanding borrowings for the six months ended March 31, 2026 and 2025, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended March 31, 2026 and December 31, 2025, the effective annualized average interest rate1 on our total debt was 5.9% and 6.1%, respectively. For the six months ended March 31, 2026 and 2025, the effective annualized average interest rate1 on our total debt was 6.0% and 7.4%, respectively. The effective annualized average interest rate1 decreased from both the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and the six months ended March 31, 2026 compared to the six months ended March 31, 2025 primarily due to declining interest base and spread rates on our borrowings.
Management Fees
The base management fee increased as a result of an increase in average net assets for the three months ended December 31, 2025 to the three months ended March 31, 2026 and the six months ended March 31, 2025 to the six months ended March 31, 2026.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee remained relatively flat from the three months ended December 31, 2025 compared to the three months ended March 31, 2026. The Income Incentive Fee increased from the six months ended March 31, 2025 compared to the six months ended March 31, 2026 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by the increase in the average earning debt investments balance of $5.7 billion. For each of the three months ended March 31, 2026 and December 31, 2025 and six months ended March 31, 2026 and 2025, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 12.5%.

As of March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement.
1 The effective average interest rate includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2027 Tranche A Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes interest rate swaps.

As of March 31, 2026, there was no capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $3.5 million of capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the three months ended March 31, 2026 and December 31, 2025 and for the six months ended March 31, 2026, the reversal of the accrual of capital gain incentive fee under GAAP of $3.2 million, $0.3 million and $3.5 million, respectively, was primarily due to net unrealized depreciation recognized during each period. For the six months ended March 31, 2025, the accrual of capital gain incentive fee under GAAP of $0.3 million was primarily due to $2.6 million of net unrealized and realized gains recognized during the period.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2026 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

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
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.8 million from the three months ended December 31, 2025 to the three months ended March 31, 2026 primarily due to higher administrative expenses and professional fee expenses associated with servicing a growing portfolio that were partially offset by a decrease in general and administrative expenses.
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $5.6 million from the six months ended March 31, 2025 to the six months ended March 31, 2026 primarily due to higher professional fees, administrative expenses and general and administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2026 and December 31, 2025 were $6.3 million and $3.8 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2026 and 2025 were $10.1 million and $6.0 million, respectively.

As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities were $4.4 million and $4.9 million, respectively (which includes $1.0 million of unreimbursed Expense Support Payments as of both March 31, 2026 and September 30, 2025), of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	March 31, 2026 vs. March 31, 2025
	(In thousands)
Net realized gain (loss) on investments	$(258)	$(378)	$120	$(636)	$(3)	$(633)
Net realized gain (loss) on foreign currency transactions	2,221	970	1,251	3,191	(435)	3,626
Net realized gain (loss) on investment transactions	$1,963	$592	$1,371	$2,555	$(438)	$2,993
Unrealized appreciation from investments	$5,004	$24,583	$(19,579)	$7,765	$19,192	$(11,427)
Unrealized (depreciation) from investments	(190,585)	(27,951)	(162,634)	(196,714)	(16,713)	(180,001)
Unrealized appreciation (depreciation) from forward currency contracts	5,246	612	4,634	5,858	(298)	6,156
Unrealized appreciation (depreciation) on foreign currency translation	(6,753)	(446)	(6,307)	(7,199)	829	(8,028)
Net change in unrealized appreciation (depreciation) on investment transactions	$(187,088)	$(3,202)	$(183,886)	$(190,290)	$3,010	$(193,300)

During the three months ended March 31, 2026, we had a net realized gain of $2.0 million primarily driven by net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by $0.3 million of net realized losses recognized on the sale and partial sale of approximately $300.0 million of BSL investments, which were sold at proceeds of 99.9% of cost. During the three months ended December 31, 2025, we had a net realized gain of $0.6 million primarily driven by $1.0 million of net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by $0.4 million of net realized losses recognized on the partial sale of BSL investments.

During the six months ended March 31, 2026, we had a net realized gain of $2.6 million of net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by net realized losses recognized on the partial sale of BSL and CLO investments. During the six months ended March 31, 2025, we had a net realized loss of $0.4 million primarily driven by a net realized loss on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2026, we had $5.0 million in unrealized appreciation on 78 portfolio company investments, which was offset by $190.6 million in unrealized depreciation on 419 portfolio company investments. For the three months ended December 31, 2025, we had $24.6 million in unrealized appreciation on 203 portfolio company investments, which was offset by $28.0 million in unrealized depreciation on 277 portfolio company investments. For the six months ended March 31, 2026, we had $7.8 million in unrealized appreciation on 80 portfolio company investments, which was offset by $196.7 million in unrealized depreciation on 417 portfolio company investments. For the six months ended March 31, 2025, we had $19.2 million in unrealized appreciation on 118 portfolio company investments, which was offset by $16.7 million in unrealized depreciation on 203 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 primarily resulted from fair valuing recent originations up to or near par and an increase in fair values of certain portfolio company equity investments. Unrealized appreciation for the six months ended March 31, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the three and six months ended March 31, 2026, primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and, to a lesser extent, (2) isolated deterioration in the performance of (i) debt investments in portfolio companies that were moved to or on non-accrual status as well as (ii) isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from amortization of discounts on originated loans during the year, isolated deterioration in the credit performance of certain portfolio companies and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2026, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents of $340.2 million. During the period, cash used in operating activities was $1,696.1 million, primarily as a result of purchases and fundings of portfolio investments of $2,426.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $930.4 million. During the same period, cash provided by financing activities was $1,356.0 million, primarily driven by borrowings on debt of $2,909.8 million and proceeds from the issuance of common shares of $737.3 million, that were partially offset by repayments of debt of $2,103.3 million, distributions paid of $138.9 million and, to a lesser extent, repurchases of common shares of $113.8 million.

For the six months ended March 31, 2025, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash and restricted cash equivalents of $110.2 million. During the period, cash used in operating activities was $1,429.2 million, primarily as a result of purchases and fundings of portfolio investments of $1,877.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $224.3 million. During the same period, cash provided by financing activities was $1,319.0 million, primarily driven by borrowings on debt of $1,795.8 million and proceeds from the issuance of common shares of $711.4 million, that were partially offset by repayments of debt of $1,097.4 million and distributions paid of $60.9 million.

As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents totaling $37.9 million and $43.9 million, respectively. In addition, we had foreign currencies of $9.0 million and $4.4 million as of March 31, 2026 and September 30, 2025, respectively and restricted cash and restricted cash equivalents totaling $85.5 million and $424.2 million, respectively. We had no restricted foreign currencies as of March 31, 2026 and September 30, 2025. The $424.2 million of restricted cash and restricted cash equivalents held as of September 30, 2025 was primarily driven by the issuance of the 2025 Debt Securitization and the 2025-R Debt Securitization in September 2025, which was used to fund the acquisition of new investments at each of the 2025 Debt Securitization and the 2025-R Debt Securitization. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

BANA Credit Facility - On May 9, 2025, we entered into the BANA Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2026, allowed us to borrow up to $500.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026 and September 30, 2025, we had outstanding debt under the BANA Credit Facility of $449.7 million and $310.0 million, respectively. As of March 31, 2026 and September 30, 2025, subject to leverage and borrowing base restrictions, we had $50.3 million and $190.0 million, respectively, of remaining commitments and $10.0 million and $24.9 million, respectively of availability on the BANA Credit Facility.

SMBC Credit Facility - On September 6, 2023, we entered into the SMBC Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2026, allowed us to borrow up to $2,602.5 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026 and September 30, 2025, we had outstanding debt under the SMBC Credit Facility of $1,135.0 million and $1,297.0 million, respectively. As of March 31, 2026 and September 30, 2025, subject to leverage and borrowing base restrictions, we had $1,467.5 million and $1,204.7 million, respectively, of remaining commitments and $1,449.5 million and $1,198.4 million, respectively, of availability on the SMBC Credit Facility. On February 11, 2026, we entered into an agreement to increase aggregate commitments under the SMBC Credit Facility to $2,602.5 million through the accordion feature under the SMBC Credit Facility.

Adviser Revolver - On July 3, 2023, we entered into the Adviser Revolver (as defined in Note 3 of our consolidated financial statements) with GC Advisors. As of March 31, 2026, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of March 31, 2026 and September 30, 2025, we had no amount outstanding under the Adviser Revolver.

Debt Securitizations
2025-R Debt Securitization - On September 21, 2023, we completed the 2023 Debt Securitization. On September 9, 2024, we sold the previously retained Class A-2 Notes to a third party. The Class A-1 and Class A-2 2023 Notes are included in the March 31, 2026 and September 30, 2025 Consolidated Statements of Financial Condition as our debt. The Subordinated 2023 Notes were eliminated in consolidation. On September 25, 2025, we completed the 2025-R Debt Securitization, which redeemed all of the notes issued under the 2023 Debt Securitization. The Class A-1R 2025 Reset Notes and $56.0 million of the Class A-2R 2025 Reset Notes (each as defined in Note 7 to our consolidated financial statements) are included in the March 31, 2026 Consolidated Statements of Financial Condition as our debt. The Class B-R 2025 Reset Notes, $20.2 million of the Class A-2R 2025 Reset Notes and the Subordinated 2025 Reset Notes were eliminated in consolidation. As of both March 31, 2026 and September 30, 2025, we had outstanding debt under the 2025-R Debt Securitization of $556.0 million.

2025 Debt Securitization - On September 18, 2025, we completed the 2025 Debt Securitization. We also incurred certain loans as part of the 2025 Debt Securitization. The Class A-1 2025 Notes, Class A-2 2025 Notes, Class B 2025 Notes, Class A-1L-1 2025 Loans, Class A-lL-2 2025 Loans, Class A-2L 2025 Loans and Class B-L 2025 Loans (each as defined in Note 7 to our consolidated financial statements) are included in the March 31, 2026 Consolidated Statement of Financial Condition as our debt and the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation. As of both March 31, 2026 and September 30, 2025, we had outstanding debt under the 2025 Debt Securitization of $599.1 million.

2026-B Debt Securitization - On January 14, 2026, we completed the 2026-B Debt Securitization. We also incurred certain loans as part of the 2026-B Debt Securitization. The Class A-1 2026-B Notes, Class A-2 2026-B Notes, Class B 2026-B Notes and Class C 2026-B Notes (each as defined in Note 7 to our consolidated financial statements) are included in the March 31, 2026 Consolidated Statement of Financial Condition as our debt and the Subordinated 2026-B Notes were eliminated in consolidation. As of March 31, 2026, we had outstanding debt under the 2026-B Debt Securitization of $335.0 million.

2027 Notes

On May 22, 2024, we entered into a master note purchase agreement governing the issuance of the 2027 Notes. Each of the 2027 Tranche A Notes, 2027 Tranche B Notes and 2027 Tranche C Notes remained outstanding as our debt as of March 31, 2026 and September 30, 2025.

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

2028 Notes

On July 23, 2025, we issued $500.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of March 31, 2026 and September 30, 2025.

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

2029 Notes

On September 12, 2024, we issued $500.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of March 31, 2026 and September 30, 2025.

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

2030 Notes

On February 24, 2025, we issued $500.0 million in aggregate principal amount of the 2030 Notes, all of which remained outstanding as our debt as of March 31, 2026 and September 30, 2025.

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

2031 Notes

On January 29, 2026 we issued $500.0 million in aggregate principal amount of the 2031 Notes, all of which remained outstanding as our debt as of March 31, 2026.

On January 22, 2026, we entered into interest rate swaps on the 2031 Notes pursuant to which we agreed to (i) receive a fixed interest rate of 5.600% and pay a floating interest rate of SOFR plus 1.9485% on the first $300.0 million of the 2031 Notes and (ii) receive a fixed interest rate of 5.600% and pay a floating interest rate of SOFR plus 1.955% on the second $200.0 million of the 2031 Notes. The interest rate swaps are designated as effective hedge accounting instruments. The carrying value of the 2031 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On May 17, 2023, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding common shares. As a result of such approval, effective as of May 18, 2023, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2026, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 180.1% and 1.25x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.23x as of March 31, 2026.

As of March 31, 2026 and September 30, 2025, we had outstanding commitments to fund investments totaling $1,801.6 million and $1,875.1 million, respectively. As of March 31, 2026, total commitments included $633.4 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2026, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2026 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2026. As of March 31, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our SMBC Credit Facility, BANA Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding derivatives as of March 31, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2026 and September 30, 2025, we had investments in 458 and 414 portfolio companies, respectively, with a total fair value of $9,928.2 million and $8,555.3 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended				Six months ended
	March 31, 2026		December 31, 2025		March 31, 2026		March 31, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$29,713	4.4%	$386,589	22.0%	$416,302	17.1%	$601,195	24.4%
One stop	637,200	93.5	1,265,465	71.9	1,902,665	77.9	1,826,599	74.3
Second lien	—	—	—	—	—	—	22,696	0.9
Structured finance note	—	—	100,500	5.7	100,500	4.1	—	—
Equity	14,683	2.1	7,507	0.4	22,190	0.9	8,956	0.4
Total new investment commitments	$681,596	100.0%	$1,760,061	100.0%	$2,441,657	100.0%	$2,459,446	100.0%

For the six months ended March 31, 2026, we had approximately $930.4 million in proceeds from principal payments and sales of portfolio investments.

For the six months ended March 31, 2025, we had approximately $224.3 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$2,116,848	$2,111,743	$2,044,921	$2,288,864	$2,283,507	$2,285,901
Non-accrual(3)	2,413	2,419	969	—	—	—
One stop
Performing	7,592,493	7,503,363	7,459,356	5,973,137	5,879,176	5,946,459
Non-accrual(3)	17,923	14,125	7,578	5,066	2,133	2,381
Second lien
Performing	27,574	27,411	27,298	35,084	34,869	35,084
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	60,515	60,452	58,497	58,087	57,122	57,646
Non-accrual(3)	—	—	—	—	—	—
Structured finance note
Performing	250,025	249,995	244,950	161,525	161,487	162,943
Non-accrual(3)	—	—	—	—	—	—
Equity
Performing	N/A	80,724	84,652	N/A	61,047	64,837
Non-accrual(3)	N/A	—	—	N/A	—	—
Total	$10,067,791	$10,050,232	$9,928,221	$8,521,763	$8,479,341	$8,555,251

(1)As of March 31, 2026, $1,515.2 million and $1,500.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of March 31, 2026, $4.2 million and $3.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of March 31, 2026, we had loans in five portfolio companies on non-accrual status and no preferred equity securities on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.2% and 0.1%, respectively. As of September 30, 2025, we had loans in one portfolio company on non-accrual status, no preferred equity securities on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value were less than 0.1%.

As of both March 31, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 97.8% and 99.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate investments and fees of middle-market (“MM”) investments originated and weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average rate of new MM investment fundings	8.3%	8.5%	8.4%	9.6%
Weighted average spread over the applicable base rate of new floating rate MM investment fundings	4.7%	4.8%	4.7%	5.2%
Weighted average fees of new MM investment fundings	0.4%	0.5%	0.5%	0.8%
Weighted average rate of sales and payoffs of portfolio investments	7.1%	8.3%	7.6%	9.9%

As of March 31, 2026, 93.1% and 93.2% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 93.6% of our debt portfolio at both amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2026 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $91.6 million and $87.0 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$171,095	1.7%	$285,612	3.3%
4	9,534,696	96.0	8,135,488	95.1
3	213,882	2.2	131,770	1.6
2	8,548	0.1	2,381	0.0 ^
1	—	—	—	—
Total	$9,928,221	100.0%	$8,555,251	100.0%

^ Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and September 30, 2025.

	Average Price[1]
Category	As of March 31, 2026	As of September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.1%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	90.8	93.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	42.0	47.0
Total	97.8%	99.6%

(1)Includes only debt investments held as of March 31, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and December 31, 2025, the net change in unrealized depreciation on debt and equity investments for the three months ended March 31, 2026 and the primary drivers of reductions in average price of our debt investments by internal performance rating category as of March 31, 2026 as compared to December 31, 2025:

	Average Price[1]		Net Change in Unrealized Depreciation on Investments[2,3]
Category	March 31, 2026	December 31, 2025	$ Per Share	% to Total	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.1%	99.8%	$(0.97)	96%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	90.8	90.4	(0.03)	3%	Spread widening, credit challenges
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	42.0	55.3	(0.01)	1%	Pre-existing credit challenges
Total	97.8%	99.6%	$(1.01)	100%

(1)Includes only debt investments held as of March 31, 2026 and December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

(2)Net change in unrealized depreciation on investments reflects the net change in unrealized appreciation or depreciation on total debt and equity investments for the three months ended March 31, 2026 and excludes the change in unrealized appreciation or depreciation resulting from the translation of assets and liabilities in foreign currencies and forward currency contracts.

(3)Based on weighted average shares outstanding for the three months ended March 31, 2026.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. David Golub, our chief executive officer, is a manager of GC Advisors and owns an indirect pecuniary interest in GC Advisors. The Board most recently renewed the amended and restated Investment Advisory Agreement in May 2026.
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
•GC Advisors serves as collateral manager to the 2026-B Issuer, the 2025-R Issuer and the 2025 Issuer under the 2026-B Collateral Management Agreement, the 2025 Reset Collateral Management Agreement and the 2025 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.
•On July 3, 2023, we entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. As of March 31, 2026, we were permitted to borrow up to $300.0 million at any one time outstanding under the Adviser Revolver.
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

Pursuant to Rule 2a-5 under the 1940 Act, our board of trustees, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of trustees.

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

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly-traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.

For periods ending on or before December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided by a third-party pricing service or other quote:

Our quarterly valuation process began with each portfolio company investment being initially valued by the investment professionals of the Valuation Designee responsible for the valuation function, with preliminary valuation conclusions documented and discussed with senior management. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm.

For periods beginning after December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each month. This monthly valuation process begins with each portfolio investment being initially valued either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) independent valuation firms that have been engaged to support the valuation of portfolio investments. Preliminary valuation conclusions are then documented and discussed with senior management and, in the case of valuations prepared by independent valuation firms, the Valuation Designee. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) is either (i) performed by or (ii) reviewed by an independent valuation firm.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. During the six months ended March 31, 2026, certain debt investments with a fair value of $58.6 million transferred from Level 2 to Level 3 of the fair value hierarchy. There were no debt investments that transferred from Level 2 to Level 3 of the fair value hierarchy during the six months ended March 31, 2025. During the six months ended March 31, 2026 and 2025, certain debt investments with a fair value of $92.8 million and $8.0 million, respectively, transferred from Level 3 to Level 2 of the fair value hierarchy. The transfers into or out of Level 3 were primarily due to decreased or increased transparency of the observable prices for both the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. As of March 31, 2026, $1,599.8 million and $8,328.5 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of September 30, 2025, $1,750.4 million and $6,804.9 million of investments were valued using Level 2 inputs and Level 3 inputs, respectively. As of March 31, 2026 and September 30, 2025, all interest rate swaps and forward currency contracts were valued using Level 2 inputs and all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $8.5 million and $2.4 million as of March 31, 2026 and September 30, 2025, respectively.

Income taxes: We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the six months ended March 31, 2026 and 2025, we did not record any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.58% and 0.59%, respectively. The SMBC Credit Facility has a floating interest rate provision primarily based on an applicable base rate (as defined in Note 7 of our consolidated financial statements), the BANA Credit Facility has a floating rate applicable to the currency of such borrowing, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A-1 2026-B Notes, the Class A-2 2026-B Notes and the Class B 2026-B Notes issued in connection with the 2026-B Debt Securitization have floating rate interest provisions based on three-month term SOFR, the Class A-1R 2025 Reset Notes and Class A-2R 2025 Reset Notes issued in connection with the 2025-R Debt Securitization as well as the Class A-1 2025 Notes, Class A-2 2025 Notes, Class B 2025 Notes, Class A-1L-1 2025 Loans, Class A-1L-2 2025 Loans, Class A-2L 2025 Loans, and Class B-L 2025 Loans issued in connection with the 2025 Debt Securitization have floating rate interest provisions based on three-month term SOFR, and the 2027 Tranche B Notes and 2027 Tranche C Notes have floating rate interest provisions based on SOFR and EURIBOR, respectively. We have entered into two interest rate swaps on the 2027 Tranche A Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.5975% and three-month SOFR plus a spread of 2.644%. We have entered into an interest rate swap on the 2028 Notes which have floating rate provisions based on SOFR plus a spread of 1.834%. We have entered into two interest rate swaps on the 2029 Notes which have floating rate provisions based on three-month SOFR plus a spread of 2.7875% and three-month SOFR plus a spread of 2.770%. We have entered into two interest rate swaps on the 2030 Notes which have floating rate provisions based on SOFR plus a spread of 1.727% and SOFR plus a spread of 1.745%. We have entered into two interest rate swaps on the 2031 Notes which have floating rate provisions based on SOFR plus a spread of 1.9485% and SOFR plus a spread of 1.955%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2026 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the impact of hypothetical base rate changes in interest rates:

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(198,699)	$(110,038)	$(88,661)
Down 150 basis points	(149,348)	(82,528)	(66,820)
Down 100 basis points	(99,743)	(55,019)	(44,724)
Down 50 basis points	(49,890)	(27,509)	(22,381)
Up 50 basis points	49,911	27,509	22,402
Up 100 basis points	99,822	55,019	44,803
Up 150 basis points	149,733	82,528	67,205
Up 200 basis points	199,643	110,038	89,605

(1) Assumes applicable three-month base rate as of March 31, 2026, with the exception of SONIA and Prime that utilize the March 31, 2026 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Credit Facility, the BANA Credit Facility, the Adviser Revolver, the 2026-B Debt Securitization, the 2025-R Debt Securitization, the 2025 Debt Securitization, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Declaration of Trust of the Company. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on November 19, 2025).
4.1	Indenture, dated as of September 12, 2024, by and between Golub Capital Private Credit Fund and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.2	Fourth Supplemental Indenture, dated as of January 29, 2026, by and between Golub Capital Private Credit Fund and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 29, 2026).
4.3	Form of Global Note with respect to 5.600% notes due 2031 sold in reliance on Rule 144A under the Securities Act. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 29, 2026).
4.4	Form of Global Note with respect to 5.600% notes due 2031 sold in reliance on Regulation S under the Securities Act. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 29, 2026).
4.5	Registration Rights Agreement, dated as of January 29, 2026, by and among Golub Capital Private Credit Fund and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 29, 2026).
10.1	Indenture, dated as of January 14, 2026, by and between GCRED BSL CLO 1, as Issuer, and Computershare Trust Company, N.A., as Trustee. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 21, 2026).
10.2	Note Purchase Agreement, dated as of January 14, 2026, by and between GCRED BSL CLO 1, as Issuer and BofA Securities, Inc., as Initial Purchaser. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 21, 2026).
10.3	Collateral Management Agreement, dated as of January 14, 2026, by and between GCRED BSL CLO 1, as Issuer and GC Advisors LLC, as Collateral Manager. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 21, 2026).
10.4	Master Loan Sale Agreement, dated as of January 14, 2026, by and among Golub Capital Private Credit Fund, as the Seller, GCRED BSL CLO 1 Depositor, as Intermediate Seller and GCRED BSL CLO 1, as Buyer. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on January 21, 2026).
10.5	Response to Notice of Commitment Increase Request, dated as of February 11, 2026, by and among Golub Capital Private Credit Fund, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 17, 2026).
10.6	Fifth Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated May 6, 2024, the Second Amendment thereto, dated July 24, 2024, the Third Amendment thereto, dated November 22, 2024, and the Fourth Amendment thereto, dated June 26, 2025, by and among Golub Capital Private Credit Fund, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on April 27, 2026).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Credit Fund

Date: May 12, 2026	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)