Form 10-K/A
period 2025-09-30
Golub Capital Private Credit Fund
filed 2026-07-02
CIK 1930087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Golub Capital Private Credit Fund (“GCRED” or “the Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 25, 2025 (the “Original Filing”) for the purpose of correcting the inadvertent omission of a subsection in the Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm (“Auditor’s Report”) included in Item 8. The auditor’s opinion on the Company’s consolidated financial statements remained unchanged.
The error that has been corrected is the omission of a subsection from the Auditor’s Report. This subsection is included in the Auditor’s Report on Form 10-K/A. The Auditor’s Report was included in the Original Filing.
Except for the aforementioned correction to the Auditor’s Report, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of September 30, 2025 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.
This Annual Report on Form 10-K/A consists of a cover page, this explanatory note, Item 8 (as amended) of the 2025 Annual Report on Form 10-K (including our consolidated financial statements and the corrected Auditor’s Report), Item 15 of the 2025 Annual Report on Form 10-K, the signature page and the required certifications of GCRED’s chief executive officer and the chief financial officer.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting	5
Report of Independent Registered Public Accounting Firm	6
Consolidated Statements of Financial Condition as of September 30, 2025 and 2024	8
Consolidated Statements of Operations for the years ended September 30, 2025 and 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	9
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2025 and 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	10
Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024 and for the period from June 30, 2023 (commencement of operations) to September 30, 2023	12
Consolidated Schedules of Investments as of September 30, 2025 and 2024	14
Notes to the Consolidated Financial Statements	50

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter	At September 30, 2025, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $6,804,856 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 6 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.

Auditing the fair value of the Company’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Company are highly judgmental, are sensitive to economic dislocations, and could have a significant effect on the fair value measurements of such investments.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s investment valuation process. This included controls over management’s assessment of the valuation methodologies and significant unobservable inputs and assumptions used in determining the fair value measurements of the Level 3 investments.

Our audit procedures included, among others, evaluating the Company’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Company in determining the fair value of the Company’s Level 3 investments, and testing the mathematical accuracy of the Company’s valuation calculations. For a sample of the Company’s Level 3 investments, and in some cases, with the involvement of our valuation specialists, we independently developed fair value estimates and compared them to the Company’s estimates. We developed our independent fair value estimates by using borrower financial information, which we compared to confirmations sent to the borrowers or agreements or underlying source documents provided to the Company by the borrowers, and available market information from third-party sources, such as market spreads, market multiples, and leverage. In developing our independent fair value estimates, we considered the impact of current economic conditions on trends in borrower financial information and the resulting fair value estimates. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuations.
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

The Board declared gross distributions to Class I and Class S shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
Class I Distributions
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875
November 14, 2025	November 30, 2025	December 30, 2025	$0.1875
November 14, 2025	December 31, 2025	January 29, 2026	$0.1875
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875
Class S Distributions
August 1, 2025	October 31, 2025	November 26, 2025	$0.1875
November 14, 2025	November 30, 2025	December 30, 2025	$0.1875
November 14, 2025	December 31, 2025	January 29, 2026	$0.1875
November 14, 2025	January 31, 2026	February 26, 2026	$0.1875

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 4
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Third Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 7, 2024).
3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on November 19, 2025).
4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.2	Form of Subscription Agreement for Seed Capital, dated as of April 27, 2023, by and between the Registrant and GGP Class B-P, LLC. (Incorporated by reference to Exhibit (p) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
4.3	Description of securities (Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Form 10-K (File No. 814-01555) filed on November 25, 2025).
4.4	Indenture, dated as of September 12, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.5	First Supplemental Indenture, dated as of September 12, 2024, relating to the 5.800% notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.6	Second Supplemental Indenture, dated as of February 24, 2025, relating to the 5.875% notes due 2030, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 24, 2025).
4.7	Third Supplemental Indenture, dated as of July 23, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025).
4.8	Form of 5.800% notes due 2029 (Included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024 and incorporated by reference).
4.9	Form of 5.800% notes due 2029 (Included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024 and incorporated by reference).
4.10	Form of 5.875% notes due 2030 (Included in Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on February 24, 2025 and incorporated by reference).
4.11	Form of 5.875% notes due 2030 (Included in Exhibit 4.5 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on February 24, 2025 and incorporated by reference).
4.12	Form of 5.450% notes due 2028 (Included in Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025 and incorporated by reference).
4.13	Form of 5.450% notes due 2028 (Included in Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025 and incorporated by reference).

Number	Description

4.14	Registration Rights Agreement, dated as of September 12, 2024, by and among the Company and SMBC Nikko Securities America Inc., BNP Paribas Securities Corp., RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 13, 2024).
4.15	Registration Rights Agreement, dated as of February 24, 2025, by and among the Registrant and Wells Fargo Securities, LLC, Mizuho Securities USA LLC, Natixis Securities Americas LLC, and SMBC Nikko Securities America Inc., as representatives of the Initial Purchasers. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on February 24, 2025).
4.16	Registration Rights Agreement, dated as of July 23, 2025, by and among the Registrant and Wells Fargo Securities, LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC and Truist Securities, Inc., as representatives of the Initial Purchasers. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 23, 2025).
10.1	Second Amended and Restated Investment Advisory Agreement by and between the Registrant and GC Advisors LLC, dated November 14, 2025. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-K (File No. 814-01555) filed on November 25, 2025).
10.2	Amended and Restated Administration Agreement, dated as of November 14, 2025, by and between the Registrant and Golub Capital LLC. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-K (File No. 814-01555) filed on November 25, 2025).
10.3	Amended and Restated Loan Administration and Custodial Agreement, dated as of June 10, 2025 by and between the Registrant and Computershare Trust Company, N.A.. (Incorporated by reference to Exhibit (j)(1) to the Registration Statement on Form N-2 (File No. 333-290479), filed on September 23, 2025).
10.4	Trademark License Agreement, dated as of April 28, 2023, by and between Golub Capital LLC and the Registrant. (Incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.5	Distribution Reinvestment Plan of the Registrant, dated April 4, 2023. (Incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.6	Manager Dealer Agreement, dated as of April 28, 2023, by and between the Registrant and Arete Wealth Management, LLC. (Incorporated by reference to Exhibit (h)(1) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.7	Form of Selected Intermediary Agreement. (Incorporated by reference to Exhibit (h)(2) to the Post-Effective Amendment No. 10 to the Registration Statement on Form N-2 (File No. 333-272674), filed on May 22, 2025).
10.8	Distribution and Servicing Plan of the Registrant. (Incorporated by reference to Exhibit (h)(3) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.9	Amended and Restated Distribution and Servicing Plan of the Registrant. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01555), filed on May 15, 2024).
10.10	Form of Escrow Agreement. (Incorporated by reference to Exhibit (k)(2) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 30, 2023).
10.11	Services Agreement and Master Agreement by and between the Registrant and SS&C GIDS, Inc., dated May 5, 2023. (Incorporated by reference to Exhibit (k)(3) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.12	Multiple Class Plan of the Registrant, dated April 4, 2023. (Incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).
10.13	Expense Support and Conditional Reimbursement Agreement by and between the Registrant and the Investment Adviser, dated April 28, 2023. (Incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-272674), filed on June 15, 2023).

Number	Description

10.14	Share Purchase and Sale Agreement, dated as of July 1, 2023, by and among the Company, GCP HS Fund, GCP CLO Holdings Sub LP and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.15	Syndicated Corporate Revolving Credit Facility, dated as of June 8, 2023, by and among GCP SG Warehouse 2022-1, as borrower, the Lenders party thereto from time to time, the Subordinated Noteholders party thereto from time to time, Société Générale, as administrative agent, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.16	Amended and Restated Credit Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, Société Générale, as administrative agent, the Lenders and the Subordinated Noteholders party thereto from time to time, and Wilmington Trust, National Association as collateral agent, collateral administrator, custodian and collateral custodian. (Incorporated by reference to Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.17	Amended and Restated Collateral Management Agreement, dated as of July 1, 2023, by and among GCP SG Warehouse 2022-1, as borrower, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.18	Revolving Loan Agreement, dated as of July 3, 2023, by and among the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on July 6, 2023).
10.19	First Amendment to Revolving Loan Agreement, dated as of December 19, 2023, by and among the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 20, 2023).
10.20	Second Amendment to Revolving Loan Agreement, dated as of March 21, 2024, by and between the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on March 22, 2024).
10.21	Third Amendment to Revolving Loan Agreement, dated as of June 21, 2024, by and between the Company, as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on June 26, 2024).
10.22	Senior Secured Revolving Credit Agreement, dated as of September 6, 2023, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 12, 2023).
10.23	Response to Notice of Commitment Increase Request, dated as of December 15, 2023, by and among the Company, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on December 20, 2023).
10.24	Response to Notice of Commitment Increase Request, dated as of March 28, 2024, by and among the Company, a Delaware statutory trust, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on April 3, 2024).
10.25	Response to Notice of Commitment Increase Request, dated as of March 5, 2025, by and among the Registrant, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and an issuing bank, and the issuing banks party thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 11, 2025).

Number	Description

10.26	First Amendment to the SMBC Credit Facility, dated as of May 6, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on May 10, 2024).
10.27	Second Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on July 30, 2024).
10.28	Indenture, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer, and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.29	Note Purchase Agreement, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer and SG Americas Securities, LLC as Initial Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.30	Collateral Management Agreement, dated as of September 21, 2023, by and between Golub Capital Private Credit Fund CLO, as Issuer and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.31	Master Loan Sale Agreement, dated as of September 21, 2023, by and among the Company, as the Seller, Golub Capital Private Credit Fund CLO Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO, as Buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 26, 2023).
10.32	Master Note Purchase Agreement, dated as of May 22, 2024, by and among the Company and the purchasers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01555), filed on May 28, 2024).
10.33	Third Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, and the Second Amendment thereto, dated as of July 24, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on November 27, 2024).
10.34	Credit Agreement, dated May 9, 2025, by and among GCRED Funding, the Company, Bank of America, and Computershare Trust Company, N.A., as collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K
(File No. 814-01555), filed on May 15, 2025).
10.35	Fourth Amendment to the SMBC Credit Facility, dated as of September 6, 2023, and as amended by the First Amendment thereto, dated as of May 6, 2024, the Second Amendment thereto, dated as of July 24, 2024, and the Third Amendment thereto, dated as of November 22, 2024, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, and the lenders and issuing banks from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-01555), filed on June 27, 2025).
10.36	Indenture, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Issuer, and Computershare Trust Company, N.A., as Collateral Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.37	Note Purchase Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Issuer and SG Americas Securities, LLC as Initial Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).

Number	Description

10.38	Class A-1L-1 Credit Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Borrower, Computershare Trust Company, N.A., as Loan Agent and Collateral Trustee and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.39	Class A-1L-2 Credit Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Borrower, Computershare Trust Company, N.A., as Loan Agent and Collateral Trustee and the Lenders party thereto. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.40	Class A-2L Credit Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Borrower, Computershare Trust Company, N.A., as Loan Agent and Collateral Trustee and the Lenders party thereto. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.41	Class B-L Credit Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Borrower, Computershare Trust Company, N.A., as Loan Agent and Collateral Trustee and the Lenders party thereto. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.42	Collateral Management Agreement, dated as of September 18, 2025, by and between Golub Capital Private Credit Fund CLO 2, as Issuer and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.43	Master Loan Sale Agreement, dated as of September 18, 2025, by and among the Company, as the Seller, Golub Capital Private Credit Fund CLO 2 Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO 2, as Buyer.
(Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on September 24, 2025).
10.44	Amended and Restated Indenture, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer, and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.45	Note Purchase Agreement, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer and SG Americas Securities, LLC as Initial Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.46	Amended and Restated Collateral Management Agreement, dated as of September 25, 2025, by and between Golub Capital Private Credit Fund CLO-R, as Issuer, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
10.47	Amended and Restated Master Loan Sale Agreement, dated as of September 25, 2025, by and among the Company, as the Seller, Golub Capital Private Credit Fund CLO Depositor, as Intermediate Seller and Golub Capital Private Credit Fund CLO-R, as Buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01555), filed on October 3, 2025).
14.1	Code of Ethics of the Registrant and GC Advisors (Incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-K (File No. 814-01555) filed on November 25, 2025).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant’s Form 10-K (File No. 814-01555) filed on November 25, 2025).
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors). Incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-K (File No. 814-01555) filed on November 25, 2025).
21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 filed with the Registrant’s Form 10-K (File No. 814-01555) filed on November 25, 2025).

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant. (Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 10-K (File No. 814-01555) filed on November 25, 2025).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Private Credit Fund

Date: July 2, 2026	By:	/s/ Christopher C. Ericson
Name: Christopher C. Ericson
Title: Chief Financial Officer